Form 10-Q
period 2021-06-30
dMY Technology Group, Inc. IV
filed 2021-08-16
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August
16
, 2021, 34,500,000 shares of Class A common stock, par value $0.0001 per share, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

DMY TECHNOLOGY GROUP, INC. IV
Quarterly Report on Form
10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DMY TECHNOLOGY GROUP, INC. IV
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$229,410	$—
Prepaid expenses	593,543	—

Total current assets	822,953	—
Investments held in Trust Account	345,057,911	—
Deferred offering costs associated with initial public offering	—	85,750

Total Assets	$345,880,864	$85,750

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$102,642	$10,000
Accrued expenses	397,742	51,000
Franchise tax payable	100,450	400
Due to related parties	—	750

Total current liabilities	600,834	62,150
Deferred legal fees	2,361,155	—
Deferred underwriting commissions	12,075,000	—
Derivative warrant liabilities	31,751,332	—

Total Liabilities	46,788,321	62,150

Commitments and Contingencies
Class A common stock, $0.0001 par value; 29,409,254 and -0- shares subject to possible redemption at $10.00 per share at June 30, 2021 and December 31, 2020, respectively	294,092,540	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 5,090,746 and -0- shares issued and outstanding (excluding 29,409,254 and -0- shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	509	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863	863
Additional paid-in capital	19,785,719	24,137
Accumulated deficit	(14,787,088)	(1,400)

Total stockholders’ equity	5,000,003	23,600

Total Liabilities and Stockholders’ Equity	$345,880,864	$85,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. IV
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
General and administrative expenses	$3,121,618	$3,394,486
Franchise tax expenses	50,000	100,050

Loss from operations	(3,171,618)	(3,494,536)

Other income (expenses):
Interest income earned in operating account	10	14
Gain on investments (net), dividends and interest, held in Trust Account	6,902	57,911
Loss upon issuance of private placement warrants	—	(14,062,000)
Offering costs associated with derivative warrant liabilities	—	(710,745)
Change in fair value of derivative warrant liabilities	2,928,333	3,423,668

Total other income (expenses)	2,935,245	(11,291,152)

Net loss	$(236,373)	$(14,785,688)

Weighted average shares outstanding of Class A common stock	34,500,000	34,500,000

Basic and diluted net income per share, Class A common stock	$(0.00)	$—

Weighted average shares outstanding of Class B common stock	8,625,000	8,208,564

Basic and diluted net loss per share, Class B common stock	$(0.03)	$(1.80)

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. IV
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,400)	$23,600
Sale of units in initial public offering, less fair value of public warrants	34,500,000	3,450	—	—	332,783,550	—	332,787,000
Offering costs	—	—	—	—	(18,932,369)	—	(18,932,369)
Class A common stock subject to possible redemption	(29,409,254)	(2,943)	—	—	(294,325,967)	—	(294,328,910)
Net loss	—	—	—	—	—	(14,549,315)	(14,549,315)

Balance—March 31, 2021 (Unaudited)	5,090,746	$507	8,625,000	$863	$19,549,351	$(14,550,715)	$5,000,006
Class A common stock subject to possible redemption	23,637	2	—	—	236,368	—	236,370
Net loss	—	—	—	—	—	(236,373)	(236,373)

Balance—June 30, 2021 (Unaudited)	5,090,746	$509	8,625,000	$863	$19,785,719	$(14,787,088)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. IV
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2021
Cash Flows from Operating Activities:
Net loss	$(14,785,688)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	1,000
Gain on investments (net), dividends and interest, held in Trust Account	(57,911)
Loss upon issuance of private placement warrants	14,062,000
Offering costs associated with derivative warrant liabilities	710,745
Change in fair value of derivative warrant liabilities	(3,423,668)
Changes in operating assets and liabilities:
Prepaid expenses	(168,543)
Accounts payable	53,448
Accrued expenses	291,742
Franchise tax payable	100,050

Net cash used in operating activities	(3,216,825)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from loans from related parties	125,006
Repayment of loans from related parties	(990,856)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(6,949,070)
Deferred legal fees	2,361,155

Net cash provided by financing activities	348,446,235

Net increase in cash	229,410
Cash—beginning of the period	—

Cash—end of the period	$229,410

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$39,194
Offering costs included in accrued expenses	$105,000
Offering costs paid by related party under promissory note	$439,100
Prepaid expenses paid by related party under promissory note	$425,000
Reversal of accrued expenses	$50,000
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Value of Class A common stock subject to possible redemption	$294,092,540
The accompanying notes are an integral part of these unaudited condensed financial statements.

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations
dMY Technology Group, Inc. IV (the “Company” or “dMY IV”) is a blank check company incorporated in Delaware on December 15, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 15, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below and since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on investment held in Trust Account (as defined below).
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
The Company will provide the holders of the Company’s Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s Independent Registered Public Accounting Firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Proposed Business Combination
On July 7, 2021, the Company entered into an agreement and plan of merger, by and among dMY IV, Photon Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of dMY IV (“First Merger Sub”), Photon Merger Sub Two, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of dMY IV (“Second Merger Sub”), and Planet Labs Inc., a Delaware corporation (“Planet”) (as the same may be amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by dMY IV’s board of directors on July 6, 2021. Subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement, including the approval of the Merger Agreement and the transactions contemplated thereby by dMY IV’s and Planet’s stockholders, First Merger Sub will merge with and into Planet (the “First Merger”) with Planet (the “Surviving Corporation”) surviving the First Merger as a wholly owned subsidiary of dMY IV, and, at Planet’s election, immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation may merge with and into Second Merger Sub (the “Second Merger” and together with the First Merger, the “Business Combination”), with Second Merger Sub surviving the merger as a wholly owned subsidiary of dMY IV. In addition, in connection with the consummation of the Business Combination, dMY IV will be renamed as reasonably determined by Planet. See the Current Report on
Form 8-K, filed
with the SEC on June 1, 2021, for further information.
Going Concern Consideration
As of June 30, 2021, the Company had approximately $229,000 in cash, approximately $58,000 of interest income available in the Trust Account to pay for taxes and working capital deficiency of approximately $323,000 (not taking into account tax obligations of approximately $100,000 that may be paid using investment income earned in Trust Account). Further, the Company has incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to purchase Founder Shares (as defined in Note 4), loan amount of $200,000 under the Note (as defined in Note 4) and an advance of approximately $791,000 from related parties. The Company fully repaid the Note balance and the advance from the related parties, for a total of approximately $991,000, on March 10, 2021. Subsequent to the consummation of the Initial Public Offering in March 2021, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, and the advance of $37,000 from an officer in August 2021.
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

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage
limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S.

government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.
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

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses franchise tax payable, and note payable to related parties approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC Topic
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the preparation for the Initial Public Offering and the underwriting commissions. Upon the completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities of approximately $0.7 million were charged to unaudited condensed statements of operations. Offering
 costs associated with the Class A common stock of approximately $18.9 million were charged to unaudited condensed statements of
 stockholders’ equity upon the completion of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, the
 29,409,254 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed
balance sheet.
Net Loss Per Share of Common Stock
The Company’s condensed statements of operations include a presentation of net loss per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of net loss per common stock. Net loss per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted, for Class B common stock is calculated by dividing the net loss, adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net loss per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the periods and therefore the inclusion of such warrants would be anti-dilutive.

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net loss per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A common stock
Numerator: Income allocable to Class A common stock
Income from investments held in Trust Account	$6,902	$57,911
Less: Company’s portion available to be withdrawn to pay taxes	(6,902)	(57,911)

Net income attributable to Class A common stock	$—	$—

Denominator: Weighted average Class A common stock
Basic and diluted weighted average shares outstanding, Class A common stock	34,500,000	34,500,000

Basic and diluted net income per share, Class A common stock	$—	$—

Class B common stock
Numerator: Net loss minus net income attributable to Class A common stock
Net loss	$(236,373)	$(14,785,688)
Net income attributable to Class A common stock	—	—

Net loss attributable to Class B common stock	$(236,373)	$(14,785,688)

Denominator: Weighted average Class B common stock
Basic and diluted weighted average shares outstanding, Class B common stock	8,625,000	8,208,564

Basic and diluted net loss per share, Class B common stock	$(0.03)	$(1.80)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the periods that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimus as of June 30, 2021 and December 31, 2020.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed

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

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Related Party Loans
On December 15, 2020, the Sponsor agreed to loan the Company an aggregate of up to $200,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company fully borrowed $200,000 under the Note and received an advance of approximately $791,000 from the related parties. The Company fully repaid the Note balance and the advance from the related parties, for a total of approximately $991,000, on March 10, 2021. In August 2021, the Company received an advance of $37,000 from an officer for working capital needs.
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

As

of June 30, 2021 and December 31, 2020, the Company had
no
borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on New York Stock Exchange in March 2021 and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three and six months ended June 30, 2021, the Company accrued $30,000 and $40,000, respectively, in connection with such services in the accompanying unaudited condensed statements of operations.
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

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 6—Stockholders’ Equity
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 5,090,746 shares of Class A common stock issued or outstanding, excluding 29,409,254 shares subject to possible redemption.
Class
 B Common Stock
—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. On December 16, 2020, the Company issued 7,187,500 shares of Class B common stock to the Sponsor. On March 4, 2021, the Company effected a 1:1.2 stock split of Class B common stock, resulting in an aggregate of 8,625,000 shares of Class B common stock outstanding. Of the 8,625,000 shares of Class B common stock outstanding, an aggregate of up to 1,250,000 shares of Class B common stock were subject to forfeiture to the Company by the initial stockholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on March 9, 2021; thus, these 1,125,000 shares of Class B common stock were no longer subject to forfeiture.
Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the stockholders except as required by law.

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
basis.
Note 7 — Derivative Warrant Liabilities
As of June 30, 2021, the Company has 6,900,000 and 5,933,333 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided
that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” (as defined below) of the Class A common stock; and

•
if, and only if, the closing price of Class A common stock equals or exceeds $
10.00
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
Note 8—Fair Value Measurements
The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were measured at fair value using Black-Scholes and Monte Carlo simulation model. For the three and six months ended June 30, 2021, the Company recognized a charge to the accompanying unaudited condensed statements of operations resulting from a decrease of in the fair value of liabilities of approximately $2.9 million and $3.4 million, respectively, presented as changes in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of June 30, 2021 by level within the fair value hierarchy:
June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$345,056,942	$—	$—
Liabilities:
Derivative warrant liabilities	$9,798,000	$—	$21,953,332

(1)	Excludes $969 of cash balance held within the Trust Account
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021, when the Public Warrants were separately listed and traded. As of June 30, 2021, the Public Warrants were publicly traded at $1.42 per warrant.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of June 30, 2021
Exercise price	$11.50
Stock price	$ 9.77
Volatility	21.0% / 46.5%
Term	5.42
Risk-free rate	0.94%
Dividend yield	0.0%
The change in the fair value of the derivative warrant liabilities at level 3 for the six months ended June 30, 2021 is summarized as follows:

Level 3—Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	35,175,000
Change in fair value of derivative warrant liabilities	(495,335)

Level 3—Derivative warrant liabilities at March 31, 2021	$34,679,665
Transfer to Level 1	(12,489,000)
Change in fair value of derivative warrant liabilities	(237,333)

Level 3—Derivative warrant liabilities at June 30, 2021	$21,953,332

Note 9—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were available to be issued, and determined that there have been no other events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements, except as noted below and in
Note
 1.
In August 2021, the Company received an advance of $37,000 from an officer for working capital needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “dMY IV,” “our,” “us” or “we” refer to dMY Technology Group, Inc. IV. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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

Proposed Business Combination
On July 7, 2021, we entered into an agreement and plan of merger, by and among us, Photon Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of our company (“First Merger Sub”), Photon Merger Sub Two, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of our company (“Second Merger Sub”), and Planet Labs Inc., a Delaware corporation (“Planet”) (as the same may be amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by our board of directors on July 6, 2021. Subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement, including the approval of the Merger Agreement and the transactions contemplated thereby by dMY IV’s and Planet’s stockholders, First Merger Sub will merge with and into Planet (the “First Merger”) with Planet (the “Surviving Corporation”) surviving the First Merger as a wholly owned subsidiary of dMY IV, and, at Planet’s election, immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation may merge with and into Second Merger Sub (the “Second Merger” and together with the First Merger, the “Business Combination”), with Second Merger Sub surviving the merger as a wholly owned subsidiary of dMY IV. In addition, in connection with the consummation of the Business Combination, dMY IV will be renamed as reasonably determined by Planet. See the Current Report on
Form 8-K, filed
with the SEC on June 1, 2021, for further information.

Going Concern Consideration
As of June 30, 2021, we had approximately $229,000 in cash, approximately $58,000 of interest income available in the Trust Account to pay for taxes and working capital deficiency of approximately $323,000 (not taking into account tax obligations of approximately $100,000 that may be paid using investment income earned in Trust Account). Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to purchase Founder Shares, loan amount of $200,000 under the Note and an advance of approximately $791,000 from related parties. We fully repaid the Note balance and the advance from the related parties, for a total of approximately $991,000, on March 10, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, and the advance of $37,000 from an officer in August 2021.
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
Results of Operations
Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating
income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of approximately $236,000, which consisted of approximately $3.1 million in general and administrative expenses, $50,000 of franchise tax expense, and which was partially offset by approximately $7,000 in interest income and net gain on investments held in the Trust Account, and decrease from changes in fair value of derivative warrant liabilities of approximately $2.9 million.
For the six months ended June 30, 2021, we had a net loss of approximately $14.8 million, which consisted of approximately $3.4 million in general and administrative expenses, approximately $100,000 of franchise tax expense, approximately $14.1 million in loss upon issuance of private placement warrants, offering costs associated with derivative warrant liabilities of approximately $711,000, and which was partially offset by approximately $58,000 in interest income and net gain on investments held in the Trust Account, and decrease from changes in fair value of derivative warrant liabilities of approximately $3.4 million.

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
Administrative Services Agreement
Commencing on the date that our securities were first listed on New York Stock Exchange in March 2021 and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. For the three and six months ended June 30, 2021, we accrued $30,000 and $40,000, respectively, in connection with such services in the accompanying unaudited condensed statements of operations.
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
Investments Held in the Trust Account
Our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Derivative Financial Instruments
We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 29,409,254 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.
Net Loss Per Common Share
The Company’s condensed statements of operations include a presentation of net loss per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of net loss per common stock. Net loss per common stock, basic and diluted, for Class A common stock is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Class A common stock outstanding for the periods. Net loss per common stock, basic and diluted, for Class B common stock is calculated by dividing the net loss, adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. Class B common stock do not have any redemption features and do not participate in the income earned on the Trust Account.
The calculation of diluted net loss per common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

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
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU
2020-06
on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level, due solely to the material weakness in our internal control over financial reporting, as of the end of the period covered by this Quarterly Report due solely to the significant change in the accounting treatment of our warrants. As described in the Notes to Financial Statements under Item 1 of this Quarterly Report, the accounting treatment of our warrants for the reporting period covered by this Quarterly Report is significantly different from the accounting treatment of such securities for our prior financial reporting periods as reflected in our financial statements previously filed with the SEC. We have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus dated March 4, 2021 filed with the SEC on March 8, 2021 and our Quarterly Report on Form 10-Q for quarter-end March 31, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our prospectus dated March 4, 2021 filed with the SEC on March 8, 2021 and our Quarterly Report on Form 10-Q for quarter-end March 31, 2021. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of the Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 16th day of August 2021.

DMY TECHNOLOGY GROUP, INC. IV

By:	/s/ Niccolo de Masi
Name:	Niccolo de Masi
Title:	Chief Executive Officer