Form 10-Q
period 2021-09-30
dMY Technology Group, Inc. IV
filed 2021-11-15
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
.    Yes  ☒    No  ☐
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November

5
, 2021, 34,500,000 shares of
Class A common stock, par value $0.0001 per share
, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively
.

DMY TECHNOLOGY GROUP, INC. IV
Quarterly Report on Form
10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DMY TECHNOLOGY GROUP, INC. IV
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$75,975	$—
Prepaid expenses	475,208	—

Total current assets	551,183	—
Investments held in Trust Account	345,098,658	—
Deferred offering costs associated with initial public offering	—	85,750

Total Assets	$345,649,841	$85,750

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$123,475	$10,000
Accrued expenses	3,901,044	51,000
Franchise tax payable	150,450	400
Due to related parties	112,000	750

Total current liabilities	4,286,969	62,150
Deferred legal fees	2,361,156	—
Deferred underwriting commissions	12,075,000	—
Derivative warrant liabilities	34,470,000	—

Total Liabilities	53,193,125	62,150

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 and -0- shares at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	345,000,000	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(52,544,147)	(1,400)

Total stockholders’ equity (deficit)	(52,543,284)	23,600

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):	$345,649,841	$85,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DMY TECHNOLOGY GROUP, INC. IV
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
General and administrative expenses	$3,907,910	$7,302,396
Franchise tax expenses	50,000	150,050

Loss from operations	(3,957,910)	(7,452,446)

Other income (expenses):
Interest income earned in operating account	4	18
Income from investments held in Trust Account	40,747	98,658
Loss upon issuance of private placement warrants	—	(14,062,000)
Offering costs associated with derivative warrant liabilities	—	(710,745)
Change in fair value of derivative warrant liabilities	(2,718,668)	705,000

Total other income (expenses)	(2,677,917)	(13,969,069)
Net loss	$(6,635,827)	$(21,421,515)

Weighted average shares outstanding of Class A common stock	34,500,000	26,032,967

Basic and diluted net income per share, Class A common stock	$(0.15)	$(0.62)

Weighted average shares outstanding of Class B common stock	8,625,000	8,348,901

Basic and diluted net loss per share, Class B common stock	$(0.15)	$(0.62)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DMY TECHNOLOGY GROUP, INC. IV
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,400)	$23,600
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,137)	(31,121,232)	(31,145,369)
Net loss	—	—	—	—	—	(14,549,315)	(14,549,315)

Balance - March 31, 2021 (Unaudited)	—	$—	8,625,000	$863	$—	$(45,671,947)	$(45,671,084)
Net loss	—	—	—	—	—	(236,373)	(236,373)

Balance - June 30, 2021 (Unaudited)	—	$—	8,625,000	$863	$—	$(45,908,320)	$(45,907,457)
Net loss	—	—	—	—	—	(6,635,827)	(6,635,827)

Balance - September 30, 2021 (Unaudited)	—	$—	8,625,000	$863	$—	$(52,544,147)	$(52,543,284)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DMY TECHNOLOGY GROUP, INC. IV
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

For the nine months ended
September 30, 2021
Cash Flows from Operating Activities:
Net loss	$(21,421,515)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	1,000
Income from investments held in Trust Account	(98,658)
Loss upon issuance of private placement warrants	14,062,000
Offering costs associated with derivative warrant liabilities	710,745
Change in fair value of derivative warrant liabilities	(705,000)
Legal expenses deferred until business combination	2,361,156
Changes in operating assets and liabilities:
Prepaid expenses	(50,208)
Accounts payable	74,281
Accrued expenses	3,815,044
Franchise tax payable	150,050

Net cash used in operating activities	(3,462,261)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(345,000,000)

Net cash used in investing activities	(345,000,000)

Cash Flows from Financing Activities:
Proceeds from loans from related parties	362,292
Repayment of loans from related parties	(1,116,142)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	8,900,000
Offering costs paid	(6,969,070)

Net cash provided by financing activities	348,538,236

Net increase in cash	75,975
Cash - beginning of the period	—

Cash - end of the period	$75,975

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$39,194
Offering costs included in accrued expenses	$85,000
Offering costs paid by related party under promissory note	$439,100
Prepaid expenses paid by related party under promissory note	$425,000
Reversal of accrued expenses	$50,000
Deferred underwriting commissions in connection with the initial public offering	$12,075,000
Deferred legal fees	$2,361,156
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 15, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below and since the closing of the Initial Public Offering, the search for a target for its initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on investment held in Trust Account (as defined below).
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
The Company will provide the holders of the Company’s Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially at $10.00 per Public Share). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are recorded at a redemption value and classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the initial stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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
The initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s Independent Registered Public Accounting Firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Proposed Business Combination
On July 7, 2021, the Company entered into an agreement and plan of merger, by and among the Company, Photon Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“First Merger Sub”), Photon Merger Sub Two, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Second Merger Sub”), and Planet Labs Inc., a Delaware corporation (“Planet”) (as the same may be amended and/or restated from time to time, the “Merger Agreement”). The Merger Agreement and the transactions contemplated thereby were unanimously approved by the Company’s board of directors on July 6, 2021. Subject to the satisfaction or waiver of certain closing conditions set forth in the Merger Agreement, including the approval of the Merger Agreement and the transactions contemplated thereby by the Company’s and Planet’s stockholders, First Merger Sub will merge with and into Planet (the “First Merger”) with Planet (the “Surviving Corporation”) surviving the First Merger as a wholly owned subsidiary of the Company, and, at Planet’s election, immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation may merge with and into Second Merger Sub (the “Second Merger” and together with the First Merger, the “Business Combination”), with Second Merger Sub surviving the merger as a wholly owned subsidiary of the Company. In addition, in connection with the consummation of the Business Combination, the Company will be renamed as reasonably determined by Planet. See the Current Report on
Form 8-K, filed
with the SEC on June 1, 2021, for further information.
Going Concern Consideration
As of September 30, 2021, the Company had approximately $76,000 in cash, approximately $99,000 of interest income available in the Trust Account to pay for taxes and a working capital deficit of approximately $3.7 million (not taking into account tax obligations of approximately $150,000 that may be paid using investment income earned in Trust Account). Further, the Company has incurred and expect to continue to incur significant costs in pursuit of its acquisition plans.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities.
Based on the foregoing, management believes that the Company will not have sufficient working capital to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future period.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than
$5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these condensed consolidated financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.7 million in additional paid-in
capital and an increase of approximately $45.2 million to accumulated deficit, as well as a reclassification of 5,093,128 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on March 15, 2021 and the previously issued financial statements included Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $50.7 million and $50.9 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of th
e
 Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets, primarily due to their short-term nature.
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
As of September 30, 2021 and December 31, 2020, the carrying values of cash, accounts payable, accrued expenses franchise tax payable, and note payable to related parties approximate their fair values due to the short-term nature of the instruments. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
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
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the FASB ASC Topic
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the preparation for the Initial Public Offering and the underwriting commissions. Upon the completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering.

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extend available) and accumulated deficit.
Net Income (Loss) Per Share of Common Stock
The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of
 12,833,333
shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share of common stock for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$(5,308,662)	$(1,327,165)	$(16,219,758)	$(5,201,757)
Denominator:
Basic and diluted weighted average common stock outstanding	34,500,000	8,625,000	26,032,967	8,348,901

Basic and diluted net income (loss) per common stock	$(0.15)	$(0.15)	$(0.62)	$(0.62)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the periods that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed to be de minimus as of September 30, 2021 and December 31, 2020.

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed consolidated financial statements.
Note 3—Initial Public Offering
On March 9, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, including 4,500,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.6 million, of which approximately $12.1 million was for deferred underwriting commissions.
Each Unit consists of one share of Class A common stock, and one-fifth
of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $
11.50
per share, subject to adjustment (see Note 6).
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
The initial stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or earlier if, subsequent to the initial Business Combination, the closing price of the Class A common stock equals or exceeds $
12.00
per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination and (B) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the stockholders having the right to exchange their Class A common stock for cash, securities or other property.

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,933,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $8.9 million.
Each whole Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $
11.50
per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable
for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.
Related Party Loans
On December 15, 2020, the Sponsor agreed to loan the Company an aggregate of up to $
200,000
to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and payable upon the completion of the Initial Public Offering. The Company fully borrowed $
200,000
under the Note and received an advance of approximately $
791,000
from the related parties. The Company fully repaid the Note balance and the advance from the related parties, for a total of approximately $
991,000
, on March 10, 2021. In August 2021, the Company received an advance of $
37,000
from an officer for working capital needs.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on New York Stock Exchange in March 2021 and continuing until the earlier of the Company’s consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. For the three and nine months ended September 30, 2021, the Company accrued $30,000 and $70,000, respectively, in connection with such services in the accompanying unaudited condensed consolidated statements of operations.
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

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 6 — Derivative Warrant Liabilities
As of September 30, 2021, the Company has 6,900,000 and 5,933,333 Public Warrants and Private Placement Warrants, respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file with the SEC and have an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. If a registration statement covering the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Note 7—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 34,500,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and classified outside of permanent equity in the condensed consolidated balance sheets.
The Class A common stock subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Proceeds allocated to Public Warrants	(12,213,000)
Class A common stock issuance costs	(18,932,369)
Plus:
Accretion of carrying value to redemption value	31,145,369

Class A common stock subject to possible redemption	$345,000,000

Note 8—Stockholders’ Equity
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 380,000,000 shares of Class A common stock, par value of $0.0001 per share, all of which are subject to possible redemption and classified in temporary equity (see Note 7). As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.
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

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
basis.
Note 9—Fair Value Measurements
The fair value of the Public Warrants issued in connection with th
e
 Public Offering and Private Placement Warrants were measured at fair value using Black-Scholes and Monte Carlo simulation model. For the three months ended September 30, 2021, the Company recognized a non-operating
loss in the accompanying unaudited condensed consolidated statements of operations resulting from an increase in the fair value of derivative warrant liabilities of approximately $2.7 million. For the nine months ended September 30, 2021, the Company recognized a non-operating
gain in the accompanying unaudited condensed consolidated statements of operations resulting from a decrease in the fair value of derivative warrant liabilities of approximately $0.7 million.
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities (1)	$345,097,744	$—	$—
Liabilities:
Derivative warrant liabilities	$13,110,000	$—	$21,360,000

(1)	Excludes $914 of cash balance held within the Trust Account
Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in April 2021, when the Public Warrants were separately listed and traded. As of September 30, 2021, the Public Warrants were publicly traded at $1.90 per warrant.
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

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

As of September 30, 2021
Exercise price	$11.50
Stock price	$9.91
Volatility	26.6% - 45.2%
Term	5.17
Risk-free rate	1.0%
Dividend yield	0.0%
The change in the fair value of the derivative warrant liabilities at level 3 for the nine months ended September 30, 2021 is summarized as follows:

Level 3—Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	35,175,000
Change in fair value of derivative warrant liabilities	(495,335)

Level 3—Derivative warrant liabilities at March 31, 2021	$34,679,665
Transfer to Level 1	(12,489,000)
Change in fair value of derivative warrant liabilities	(237,333)

Level 3—Derivative warrant liabilities at June 30, 2021	$21,953,332
Change in fair value of derivative warrant liabilities	(593,332)

Level 3—Derivative warrant liabilities at September 30, 2021	$21,360,000

Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were available to be issued, and determined that there have been no other events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “dMY IV,” “our,” “us” or “we” refer to dMY Technology Group, Inc. IV. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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

Going Concern Consideration
As of September 30, 2021, we had approximately $76,000 in cash, approximately $99,000 of interest income available in the Trust Account to pay for taxes and a working capital deficit of approximately $3.7 million (not taking into account tax obligations of approximately $150,000 that may be paid using investment income earned in Trust Account). Further, we have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans.
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
Based on the foregoing, management believes that we will not have sufficient working capital to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. The accompanying unaudited condensed consolidated financial statements have been prepared assuming we will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.
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
Results of Operations
Our entire activity since inception through September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating
income in the form of gain on investment (net), dividends and interest held in Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net loss of approximately $6.6 million, which consisted of approximately $3.9 million in general and administrative expenses, $50,000 of franchise tax expense, and a non-operating
loss of approximately $2.7 million resulting from the change in fair value of derivative warrant liabilities, which was partially offset by approximately $41,000 in interest income and net gain on investments held in the Trust Account.
For the nine months ended September 30, 2021, we had a net loss of approximately $14 million, which consisted of approximately $7.3 million in general and administrative expenses, approximately $150,000 of franchise tax expense, a non-operating
loss of approximately $14.1 million incurred upon the issuance of private placement warrants, and offering costs associated with derivative warrant liabilities of approximately $0.7 million, which was partially offset by approximately $99,000 in interest income and net gain on investments held in the Trust Account, and a non-operating
gain of approximately $0.7 million resulting from a decrease in fair value of derivative warrant liabilities.

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
Administrative Services Agreement
Commencing on the date that our securities were first listed on New York Stock Exchange in March 2021 and continuing until the earlier of our consummation of a Business Combination or our liquidation, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to members of our management team. For the three and nine months ended September 30, 2021, we accrued $30,000 and $70,000, respectively, in connection with such services in the accompanying unaudited condensed consolidated statements of operations.
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

Investments Held in the Trust Account
Our portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Derivative Financial Instruments
We evaluate our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued
at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. The determination of the fair value of the warrant liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 34,500,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extend available) and accumulated deficit.
Net Income (Loss) Per Share of Common Stock
We have two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) per common stock does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 12,833,333 shares of common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed consolidated financial statements.
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of November 2021.

DMY TECHNOLOGY GROUP, INC. IV
By:	/s/ Niccolo de Masi
Name:	Niccolo de Masi
Title:	Chief Executive Officer