Form 10-Q/A
period 2021-09-30
dMY Technology Group, Inc. IV
filed 2021-11-26
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
24
, 2021, 34,500,000 shares of
Class A common stock, par value $0.0001 per share
, and 8,625,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to dMY Technology Group, Inc. IV, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of dMY Technology Group, Inc. IV (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021.
On November 15, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on March 9, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3
Form 10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on
November 24, 2021
, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”), after discussing with WithumSmith+Brown, PC, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued (i) audited balance sheet as of March 9, 2021, as previously revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, as filed in Form 8-K with the SEC on March 15, 2021, (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on June 4, 2021, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021, and (iv) footnote 2 to the unaudited interim financial statements and Item 4 of Part I included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.
As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A.
The Company does not expect any of the above changes will have any impact on its cash position and cash held in the trust account established in connection with the IPO.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

DMY TECHNOLOGY GROUP, INC. IV
Quarterly Report on Form
10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
DMY TECHNOLOGY GROUP, INC. IV
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$75,975	$—
Prepaid expenses	475,208	—

Total current assets	551,183	—
Investments held in Trust Account	345,098,658	—
Deferred offering costs associated with initial public offering	—	85,750

Total Assets	$345,649,841	$85,750

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$123,475	$10,000
Accrued expenses	3,901,044	51,000
Franchise tax payable	150,450	400
Due to related parties	112,000	750

Total current liabilities	4,286,969	62,150
Deferred legal fees	2,361,156	—
Deferred underwriting commissions	12,075,000	—
Derivative warrant liabilities	34,470,000	—

Total Liabilities	53,193,125	62,150

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 34,500,000 and -0- shares at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	345,000,000	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	24,137
Accumulated deficit	(52,544,147)	(1,400)

Total stockholders’ equity (deficit)	(52,543,284)	23,600

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$345,649,841	$85,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DMY TECHNOLOGY GROUP, INC. IV
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	For the three months ended	For the nine months ended
	September 30, 2021	September 30, 2021
General and administrative expenses	$3,907,910	$7,302,396
Franchise tax expenses	50,000	150,050

Loss from operations	(3,957,910)	(7,452,446)

Other income (expenses):
Interest income earned in operating account	4	18
Income from investments held in Trust Account	40,747	98,658
Loss upon issuance of private placement warrants	—	(14,062,000)
Offering costs associated with derivative warrant liabilities	—	(710,745)
Change in fair value of derivative warrant liabilities	(2,718,668)	705,000

Total other income (expenses)	(2,677,917)	(13,969,069)
Net loss	$(6,635,827)	$(21,421,515)

Weighted average shares outstanding of Class A common stock	34,500,000	26,032,967

Basic and diluted net loss per share, Class A common stock	$(0.15)	$(0.62)

Weighted average shares outstanding of Class B common stock	8,625,000	8,348,901

Basic and diluted net loss per share, Class B common stock	$(0.15)	$(0.62)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

DMY TECHNOLOGY GROUP, INC. IV
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’
EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance - December 31, 2020	—	$—	8,625,000	$863	$24,137	$(1,400)	$23,600
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,137)	(31,121,232)	(31,145,369)
Net loss	—	—	—	—	—	(14,549,315)	(14,549,315)

Balance - March 31, 2021 (Unaudited, as restated)	—	$—	8,625,000	$863	$—	$(45,671,947)	$(45,671,084)
Net loss	—	—	—	—	—	(236,373)	(236,373)

Balance - June 30, 2021 (Unaudited, as restated)	—	$—	8,625,000	$863	$—	$(45,908,320)	$(45,907,457)
Net loss	—	—	—	—	—	(6,635,827)	(6,635,827)

Balance - September 30, 2021 (Unaudited)	—	$—	8,625,000	$863	$—	$(52,544,147)	$(52,543,284)

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

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (AS RESTATED)
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

Note 2—Summary of Significant Accounting Policies (as Restated)
Basis of Presentation
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
Restatement of Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all outstanding shares of Class A common stock subject to redemption in temporary equity. In accordance with
ASC
480-10-S99,
redemption provisions not solely within the control of the Company, require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its outstanding shares of Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
8-K
filed with the SEC on March 15, 2021 (the
“Post-IPO
Balance Sheet”) and the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the
Post-IPO
Balance Sheet and the Affected Quarterly Periods should be restated to present all outstanding shares of Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report. The previously presented
Post-IPO
Balance Sheet and Affected Quarterly Periods should no longer be relied upon.
The change in the carrying value of the redeemable Class A common stock in the Post-IPO Balance Sheet resulted in a reclassification of approximately 1.6 million shares of Class A common stock from permanent equity to temporary equity. The impact of the revision to the Post-IPO Balance Sheet is as follows:

As of March 9, 2021	As Reported	Adjustment	As Restated
Total assets	$347,538,706		$347,538,706
Total liabilities	$13,294,983		$13,294,983
Class A common stock subject to possible redemption	329,243,720	15,756,280	345,000,000
Preferred stock	—	—	—
Class A common stock	158	(158)	—
Class B common stock	863	—	863
Additional paid-in capital	5,037,145	(5,037,145)	—
Accumulated deficit	(38,163)	(10,718,977)	(10,757,140)
Total stockholders’ equity (deficit)	$5,000,003	$(15,756,280)	$(10,756,277)
Total Liabilities, Class A Common Stock Subject to Possible
Redemption and Stockholders’ Equity (Deficit)	$347,538,706	$—	$347,538,706

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The change in the carrying value of the redeemable Class A common stock at March 31, 2021 resulted in a reclassification of approximately 5.1 million shares of Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$346,518,868		$346,518,868
Total liabilities	$47,189,952		$47,189,952
Class A common stock subject to possible redemption	294,328,910	50,671,090	345,000,000
Preferred stock	—	—	—
Class A common stock	507	(507)	—
Class B common stock	863	—	863
Additional paid-in capital	19,549,351	(19,549,351)	—
Accumulated deficit	(14,550,715)	(31,121,232)	(45,671,947)
Total stockholders’ equity (deficit)	$5,000,006	$(50,671,090)	$(45,671,084)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$346,518,868	$—	$346,518,868
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the three months ended March 31, 2021:

	For the three months ended March 31, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Value of Class A common stock subject to possible redemption	$294,328,910	$(294,328,910)	$—
The change in the carrying value of the redeemable Class A common stock at June 30, 2021 resulted in a reclassification of approximately 5.1 million shares of Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$345,880,864		$345,880,864
Total liabilities	$46,788,321		$46,788,321
Class A common stock subject to possible redemption	294,092,540	50,907,460	345,000,000
Preferred stock	—	—	—
Class A common stock	509	(509)	—
Class B common stock	863	—	863
Additional paid-in capital	19,785,719	(19,785,719)	—
Accumulated deficit	(14,787,088)	(31,121,232)	(45,908,320)
Total stockholders’ equity (deficit)	$5,000,003	$(50,907,460)	$(45,907,457)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$345,880,864	$—	$345,880,864
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the six months ended June 30, 2021:

	For the period six months ended June 30, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Value of Class A common stock subject to possible redemption	$294,092,540	$(294,092,540)	$—

DMY TECHNOLOGY GROUP, INC. IV
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to a
l
locate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A common stock
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021)—For the three months ended March 31, 2021 (unaudited)
Net loss	$(14,549,315)	$—	$(14,549,315)
Weighted average shares outstanding	7,787,500	—	7,787,500
Basic and diluted earnings per share	$0.00	$(0.88)	$(0.88)
Form 10-Q (June 30, 2021)—For the three months ended June 30, 2021 (unaudited)
Net loss	$(236,373)	$—	$(236,373)
Weighted average shares outstanding	34,500,000	—	34,500,000
Basic and diluted earnings per share	$0.00	$(0.01)	$(0.01)
Form 10-Q (June 30, 2021)—For the six months ended June 30, 2021 (unaudited)
Net loss	$(14,785,688)	$—	$(14,785,688)
Weighted average shares outstanding	34,500,000	(12,770,718)	21,729,282
Basic and diluted earnings per share	$0.00	$(0.49)	$(0.49)

	Earnings Per Share for Class B common stock
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021)—For the three months ended March 31, 2021 (unaudited)
Net loss	$(14,549,315)	$—	$(14,549,315)
Weighted average shares outstanding	7,778,090	846,910	8,625,000
Basic and diluted earnings per share	$(0.06)	$(0.82)	$(0.88)
Form 10-Q (June 30, 2021)—For the three months ended June 30, 2021 (unaudited)
Net loss	$(236,373)	$—	$(236,373)
Weighted average shares outstanding	8,625,000	—	8,625,000
Basic and diluted earnings per share	$(0.03)	$0.02	$(0.01)
Form 10-Q (June 30, 2021)—For the six months ended June 30, 2021 (unaudited)
Net loss	$(14,785,688)	$—	$(14,785,688)
Weighted average shares outstanding	8,208,564	—	8,208,564
Basic and diluted earnings per share	$(1.80)	$1.31	$(0.49)
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

1
3

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

1
4

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

1
5

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
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share:
Numerator:
Allocation of net income (loss)	$(5,308,662)	$(1,327,165)	$(16,219,758)	$(5,201,757)
Denominator:
Basic and diluted weighted average common shares outstanding	34,500,000	8,625,000	26,032,967	8,348,901

Basic and diluted net income (loss) per common share	$(0.15)	$(0.15)	$(0.62)	$(0.62)

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

1
6

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

1
7

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

1
8

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

1
9

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

Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were available to be issued, and determined that there have been no other events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements, other than the restatement disclosed in Note 2.

2
3

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
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
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
Item 4. Controls and Procedures (as Restated)
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 9, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. As a result, management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 24th day of November 2021.

DMY TECHNOLOGY GROUP, INC. IV
By:	/s/ Niccolo de Masi
Name:	Niccolo de Masi
Title:	Chief Executive Officer

32