Form 10-K
period 2022-01-31
Planet Labs PBC
filed 2022-04-14
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________  to _______________.
Commission file number 001-40166
Planet Labs PBC
(Exact name of registrant as specified in its charter)

Delaware	85-4299396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

645 Harrison Street, Floor 4, San Francisco, California	94107
(Address of principal executive offices)	(Zip Code)
(415) 829-3313
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	PL	New York Stock Exchange
Warrants to purchase Class A common stock, at an exercise price of $11.50 per share	PL WS	New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, was $337,065,000 based upon the closing price reported for such date on the New York Stock Exchange.

The registrant had 246,738,479 outstanding shares of Class A common stock, and 21,157,586 shares of Class B common stock, as of April 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
None.

Part I

Unless the context otherwise requires, the “Company”, “Planet”, “we,” “our,” “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “Form 10-K” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report (including in information that is incorporated by reference into this report) and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting Planet. Factors that may impact such forward-looking statements include:

•Planet’s limited operating history;
•whether the market for Planet’s data grows as expected as well as the timing of such growth and Planet’s ability to attract new customers;
•Planet’s ability to retain existing customers and renew existing contracts;
•Planet’s ability to sell additional data and analytic products or expand the scope of data services for its existing customers;
•the competitiveness of Planet’s geospatial data set and analytic capabilities relative to other commercial entities and governments, including Planet’s ability to continue to capture certain high-value government procurement contracts;
•whether Planet is subject to any risks as a result of its global operations, including, but not limited to, being subject to any hostile actions by a government or other state actor;
•whether Planet is subject to any cyber-attacks or other security incidents, and whether such actions, or any other events, compromise Planet’s satellites, satellite operations, infrastructure, archived data, information technology and communication systems and other related system;
•the impact of Planet’s satellites failing to operate as intended or them being destroyed or otherwise becoming inoperable;
•Planet’s ability to build satellites and procure third-party launch contracts at the same or lower cost as recent historical periods, in order to maintain or enhance the capabilities of its current operational satellite fleet;
•Planet’s ability to secure future financing, if needed;
•Planet’s ability to increase its commercial sales organization;
•Planet’s ability to respond to general economic conditions, including but not limited to, increased inflation and higher interest rates;
•Planet’s ability to manage its growth effectively;
•the impact of the coronavirus (“COVID-19”) pandemic, including any variants of COVID-19;
•the effects of acts of terrorism, war or political instability, both domestically and internationally, including the current events involving Russia and Ukraine, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions;
•the seasonality of Planet’s business, which can be impacted by customer behavior and buying patterns, and has historically been weighted towards the second half of the year;
•Planet’s ability to comply with complex regulatory requirements;

•the continued development and evolution of Planet’s software platform to enhance the ease of use and accessibility of its data products for non-geospatial experts and thus facilitate expansion into new vertical markets;
•competition and competitive pressures from other companies worldwide in the industries in which Planet will operate; and
•litigation and the ability to adequately protect Planet’s intellectual property rights.

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of this Form 10-K, as well as the other documents filed by us from time to time with the U.S. Securities and Exchange Commission (“SEC”). The forward-looking statements contained in this Form 10-K and any amendment thereto or document incorporated by reference, are based on current expectations and beliefs concerning future developments and their potential effects on us and our business. There can be no assurance that future developments affecting us will be those that we have anticipated. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Business

Overview

Planet’s mission is to use space to help life on Earth, by imaging the world every day and making global change visible, accessible, and actionable. Planet’s Class A common stock and warrants are listed on the New York Stock Exchange (“NYSE”) under the symbols “PL” and “PL WS,” respectively.

What: We image the entire Earth’s landmass every day at medium- and high-resolution. We collect this powerful data set from the approximately 200 satellites we have in orbit, making our fleet the largest Earth observation fleet of satellites in history, which we design, build, and operate. We have over 2,000 images on average for every point on Earth’s landmass, creating a non-replicable historical archive for analytics, machine learning, and insights.

Why: Our satellite data and analytics reveal actionable insights regarding a large array of important phenomena, such as deforestation, agriculture, climate change, biodiversity, and supply chains worldwide. Our daily stream of proprietary data and machine learning analytics, delivered over our cloud-native platform, helps companies, governments and civil society use satellite imagery to discover insights as change happens.

Who: We currently serve over 700 customers across large commercial and government verticals, including agriculture, mapping, forestry, finance and insurance, as well as federal, state, and local government bodies. Our products serve a variety of diverse customer needs. For example, our products help farmers make decisions that result in significant increases in their harvests, while using fewer resources, by timely alerting them to changes happening within their fields. Governments use our data to help them deliver public services more effectively in disaster response. Mapping companies use our data to keep online maps up to date. Also, journalists and human rights organizations use our data to uncover and report the truth about events in hard-to-reach places.

How: Our customers can leverage the power of planetary change detection into their decision-making process by embedding our data into their workflows to better inform their real time decision-making processes. Our historical archive of global, daily imagery data enables back-testing of predictive analytics, which is particularly relevant for time-series forecasting, an important area in machine learning.

Planet is a scaled business with $131.2 million in revenue for the fiscal year ended January 31, 2022, and approximately 200 Earth-observation satellites in orbit. We generate revenue primarily by selling licenses to our data and analytics to customers over an entirely cloud-based platform via fixed price subscription and usage-based contracts. Most of our revenue is recurring in nature. We use a “one-to-many” data subscription model, as each image we capture can be sold an unlimited number of times. We believe this is different from legacy Earth observation providers who typically sell individual images exclusively to a single customer.

Public Benefit: Our business model is aligned with our mission and public benefit purpose: to accelerate humanity toward a more sustainable, secure and prosperous world by illuminating environmental and social change. We are dedicated to the continuous pursuit of creating an unbiased, scientifically accurate, and trusted source of data about the changing planet.

Corporate Developments

We were incorporated under the laws of the state of Delaware on December 15, 2020, under the name dMY Technology Group, Inc. IV, a blank check company (“dMY IV”). On December 7, 2021, we consummated a business combination transaction (the “Business Combination”) with Planet Labs Inc. (“Former Planet”), as a result of which Former Planet merged with and into dMY IV, and we changed our name to Planet Labs PBC and became a Delaware public benefit corporation.

Industry Overview

For decades, legacy commercial satellite data providers and governments captured Earth imagery via large high-cost satellites that took years to design and manufacture and resulted in complex data sets that only governments and large enterprises could afford or interpret. We believe two global economic shifts are fueling a need for a greater volume of and more rapidly delivered Earth observation data: the digital transformation and sustainability transformation of the global economy. We believe we can capitalize on these economic shifts by providing valuable Earth data that businesses and governments can utilize to better measure and monitor change in physical assets, and facilitate and accelerate these transformations.

Historical Satellite Data Services: The Earth Observation industry was historically created by governments focused on using Earth imagery for intelligence and scientific purposes. As a result, the commercial sector had limited access and Earth Observation providers prioritized serving national defense and intelligence customers before attempting to sell excess capacity to the commercial market. High launch costs, long development cycles, and the one-off nature of the products further limited the attractiveness for commercial growth. This began to change in the last ten years as a global increase in space investment has resulted in lower average launch costs, technological innovations in electronics, new market entrants, and product-driven entrepreneurial companies leveraging the commoditization of cloud computing to grow data platform businesses. According to Allied Market Research, the sector’s total addressable market has grown to approximately $5.5 billion in 2019 and is projected to reach an estimated $19 billion in 2027. However, we do not believe this projection takes into account potential market acceleration and positive tailwinds associated with sustainability and digital transformation, discussed below.

Sustainability Transformation: Organizations globally are increasingly focused on reducing their environmental impact and operating more sustainably. We believe this has increased opportunities in early-stage venture funding for clean tech companies and climate tech investments. Further, driven by public sentiment and a growing focus on sustainability by investors and stakeholders with evolving views on fiduciary duties, regulators have recently begun imposing Environmental, Social & Governance (“ESG”) goals on select large companies, and we believe formal legislation to more strictly enforce sustainable business practices may be adopted in the future.

Digital Transformation: Organizations across industries are driving operational improvements and taking advantage of new growth opportunities by leveraging third-party data, their own proprietary data, and AI technologies, all of which is driving a digital economic shift across many sectors. In addition, as more organizations digitize their workflows, it is increasingly important to deliver solutions that are cloud-native to take advantage of the cost savings and scale derived from cloud technologies.

Overall, we believe these two transformational shifts are driving organizations to better manage these risks and drive new growth strategies by having near real-time understanding of the impact of global changes across the Earth. The first step for organizations undergoing the digital and sustainability transformations is to understand context and consistently measure and monitor relevant data. With shared context and metrics, we believe that businesses and governments can improve operational efficiency, resource allocation, risk mitigation, and strategic decision making with data-enabled applications.

Our Opportunity

Our founding team built Planet on the concept of agile aerospace methodology. This has enabled us to leverage parallel innovations in AI, computing, and cloud-based storage to house and analyze a distinctive data set of daily Earth changes, and to build market-leading tools to help customers extract value. This has also enabled major improvements to the cost-performance of satellite manufacturing, ground stations, and mission operations.

We believe we are well-positioned to help power the digital and sustainability transformations with our extensive whole-Earth data set and robust analytic capabilities which are optimized to measure human activity and its interaction with the environment and delivered through our cloud-native platform. We believe globally consistent and reliable satellite imagery data is a critical component that can fuel the impact of these economic transitions in every major vertical sector.

We believe enabling major industries to make data-driven decisions using remote sensing data is central to the transition of the existing geospatial sector and creates a large market opportunity to advance the digital transformation and sustainability trends in society, business, and in the public sector. We see market opportunities in industries including:

Agriculture: Our data can enable precision agriculture, harvest planning, directed scouting, crop monitoring, field geo-mapping, and soil and moisture management. Our data can also help monitor sustainable agriculture practices.

Civil Government: We perceive public forestry, agriculture monitoring and management, air and water pollution monitoring, permitting and code enforcement, disaster management, geo-mapping, and smart city planning, among others, as significant potential drivers of this opportunity.

Defense & Intelligence: Governments are strategically engaging with commercial space and remote sensing companies to leverage sharable, unclassified subscription products to complement more traditional defense and security industrial solutions. In addition, we believe geo-mapping foundation data, maritime domain awareness, humanitarian and disaster recovery, and natural resource monitoring are examples of the many potential drivers of this opportunity.

Energy & Utilities: We view pipeline and asset monitoring, air and water pollution monitoring, spill and disaster management, and earth data for geo-mapping services associated with these use cases, among others, as significant drivers of this market opportunity.

ESG-related Industrial / Supply Chain: We see ESG-related regulations, investor risk assessments, consumer expectations, and brand reputation pressures as significant factors driving requirements for leading Consumer Packaged Goods companies to track and publish ESG targets. Tracing and measuring sustainable sources for supply chains are expected to become a fundamental business metric for these organizations and drive market adoption, which also includes supplying data for mapping services related to infrastructure. Other significant drivers of this opportunity may include carbon footprint management and air and water pollution monitoring.

Finance and Insurance: We believe there are broad opportunities in this segment including investment research, portfolio risk assessment and management, and insurance and reinsurance products. For example, improvements in measuring and predicting outputs from the world’s natural resources has the potential to help optimize the efficiency of commodity trading markets, which could have significant macroeconomic implications.

Forestry: We believe commercial forest management and disease and pest monitoring, and the geo-mapping data required to monitor change, among other opportunities, are likely significant drivers of this market.

Our Operations

Our Fleet: We continue to iterate our satellites and operations for optimal efficiency and function, using our own production capabilities, as well as third-party suppliers and subcontractors. Information about risks related to our satellite operations appears in the “Risk Factors” section of this report.

Sales: Our global sales organization operates directly and via our extensive network of over 250 partners across 72 countries. Our partner network consists of solution providers, OEM partners, and GIS Platform companies that have deep expertise in building last-mile vertical solutions using satellite imagery and geospatial data. Our partner ecosystem bolsters our global presence with regional and domain-specific expertise, as well as expands our market access to more users.

In addition, our sales organization includes sales representatives as well as dedicated customer success and technology support teams. Key responsibilities for our direct sales organization include acquiring new customers, maintaining relationships and expanding business with our existing customers, and ensuring contract renewals. At the center of our sales philosophy is a strong feedback loop between our sales organization, customer success, and product development teams, which we believe helps to inform our technology roadmap and better serve our customers.

We work closely with our customers and partners to enable their early success, both from an account management and technical management perspective. Deeper adoption from our customers comes in many forms, including more users, more area coverage, and more advanced software analytics capabilities.

Marketing: Our marketing team utilizes a multi-channel approach to develop and increase our brand awareness and position, and communicate the value of our differentiated offering, and develop engaging outbound demand-generation campaigns.

We utilize an end-to-end buyer lifecycle program to develop awareness and lead-generation activities that engage and nurture prospective customers and expand opportunities within our installed base of customers. The team drives our overall market positioning and messaging across our key audiences and vertical markets, as well as provides strategic go-to-market assessments of use cases that emerge from new product capabilities and the market landscape. Our communications team also works with targeted influencers and media outlets to drive interest through earned and paid media channels, including blogs, social media, and video.

Research and Development: Our research and development (“R&D”) team consists of software and hardware R&D for product discovery, technology incubation, and go-to-market planning. Our R&D scope includes teams leveraging the rapid development in artificial intelligence, machine learning, and the evolving information technology architecture for massively distributed data collection, storage, and analysis. It further includes our investments in our agile space missions, which includes advancing core spacecraft technologies, automated mission operations for our satellite fleet and ground stations, payload prototypes and development, and engineering operations for potentially more efficient scalability. Our R&D team at Planet is also responsible for developing and innovating our proprietary technology platform.

We continue to invest in R&D, particularly as it relates to building software solutions on top of our data to help make our platform more accessible to a wider range of customers, as well as innovating our space technology to capture various types of data efficiently.

Technology Partnerships: We engage in partnership programs and strategic efforts to embrace open innovation, technology infusion and market-shaping opportunities. Below is a partial list of efforts and partnerships in which we are involved.

Education & Research: We launched our Education and Research Program on Earth Day in 2017 to allow university and academic researchers to apply for access to our monitoring data products and services through a non-

commercial science license. We have also created dedicated university products for high-volume research and classroom applications.

Collectively, the Education and Research Program has reached more than 10,000 users across more than 1,000 universities, and led to over 1,800 peer reviewed journal articles and conference proceedings that have attracted a new generation of remote sensing scientists experimenting with our unique data set and services.

Carbon Mapper: We have partnered with a new non-profit launched in April 2021 called Carbon Mapper, that has a goal to utilize our advanced hyperspectral satellites to identify and track methane and carbon dioxide emissions and release these enhanced data sets to help fight climate change. We serve as the technology and commercial partner for Carbon Mapper where, together with NASA’s Jet Propulsion Laboratory, we will build and launch two satellites as an initial proof of concept, as part of a multi-part project focused on emissions and higher fidelity biodiversity measurements.

Our Technology Platform

Our leadership position is driven by our distinctive approach to technology. The experience of Planet’s founders at NASA instilled a deep expertise for major systems engineering projects, an understanding of the power of technology, and a mission to use space to help life on Earth. Since our founding, we have built capabilities across three deep core competencies, each operating together to accelerate the digitization and sustainability transitions. These include (1) Agile Aerospace; (2) Proprietary Big Data; and (3) Our Platform and Analytics.

Agile Aerospace: We are a pioneer in “agile aerospace” — the rapid development and deployment of new space-based hardware and related software systems. This is similar to the agile software approach of releasing early and often to rapidly iterate capabilities, but applied to space. By harnessing trends in miniaturization, we have built, launched, and maintained hundreds of compact, powerful satellites at a significantly lower cost than traditional aerospace companies, an improvement that we believe is similar to the transition from the mainframe computer to the desktop computer. In January 2022, we announced the successful launch of 44 “SuperDove” satellites. These 44 satellites joined our existing fleet of satellites in orbit, positioned strategically around Earth to capture our proprietary daily data set.

We believe making powerful satellites in small packages has enabled us to launch many more satellites than our nearest competitor. It enables us to design missions that were unheard of even a few years ago, such as our daily data set delivered via our satellite fleet. It has further allowed us to rapidly innovate — resulting in more and better data for our customers, as compared with historical data satellite services. We believe this model helps to drive the expansion of our platform and customer base and inform what future data sets to collect, creating a virtuous cycle. We also believe it enables us to quickly address emerging market requirements ahead of other providers.

Proprietary Big Data: Our technology is designed to put the power of knowledge about the Earth into the hands of more people. Our aerospace innovation has enabled us to maintain the world’s largest fleet of imaging satellites in history, with the capability to image the entire world daily. This has enabled us to generate a proprietary, vast data archive that grows daily.

With our fleet of satellites, we are able to collect unique and proprietary global data every day and high-resolution data of a specified location up to ten times per day with agile tasking. Once the raw data is collected, our machine learning and AI capabilities are married with remote sensing science to automate the data processing and produce analytics-ready, whole-Earth data.

Using and contributing to open data standards via the Open Geospatial Consortium, our cloud-native proprietary technology, autonomously performs critical processing and overall harmonizing of images for time series and for use in data fusion and analysis. As of January 31, 2022, we collected more than 300 million square kilometers on average per day of Earth data; more than 30 terabytes each day. Our deep data archive is used to train our models, an important asset for delivering useful insights.

Our fleet of satellites enables us to provide proprietary data solutions, including: (1) Planet Monitoring, (2) Planet Tasking, and (3) Planet Archive. Descriptions of each follow.

Planet Monitoring: Our satellites work together to create an always-online scanner for the planet that is able to image all of the Earth’s landmass on a daily basis at a resolution of up to 3.5 meters. This allows our customers to monitor any areas of interest, discover trends, and gain timely insights — and is the backbone to our one-to-many business model.

Planet Tasking: With 21 SkySat satellites in orbit, our high-resolution rapid revisit capability can capture a specified location up to ten times per day at a resolution of up to 50 cm, the highest cadence fleet in orbit today. The agile tasking satellites, all powered by an application programming interface (“API”), can perform multiple imaging modes, including points, long strips, stereo collects, and video.

Planet Archive: We have collected an average of 2,000 daily observations for every point on Earth’s landmass. These images are added to our archive of proprietary Earth observation data dating back to 2009 and daily Earth scanning data dating back to 2017. This immense historical archive is impossible to go back in time to re-collect, and represents a significant competitive advantage.

Our Platform and Analytics: Our automated, cloud-native platform processes and manages our proprietary data catalog and extracts useful information to deliver to our customers. Our platform is built for speed and flexibility, enabling customers to efficiently access, discover, and build solutions at scale. With over 20,000 users on our platform, from researchers to government agencies, we aim to continuously improve the user experience to speed up the mission utility and business value for our customers.

Through our platform and analytics products, we offer customers a variety of capabilities, including the following:

(1)Planet APIs: We provide APIs for searching our historical archive, ordering imagery, tasking high-resolution satellites, as well as providing hosted imagery streaming services directly from our platform. With Planet APIs, developers can quickly and easily integrate satellite imagery into their applications and workflows. Many customers use Planet imagery to power web applications and large data pipelines.

(2)Planet Apps: We have developed proprietary web applications that make it easy to work with our geospatial data. These applications enable customers to order through our platform, perform real-time image correction, monitor areas for change over time, work with analytics, and create and store easy-to-use artifacts. Given the high volume and quality of our imagery and historical archive, our proprietary web applications provide an optimal platform to access our data.

(3)Planet Basemaps: Using proprietary algorithms on our daily global imaging, we build basemaps from the most recent imagery over broad areas. Our machine learning algorithms select the best pixels from hundreds of thousands of scenes, removing clouds and transforming the images into visually consistent and scientifically accurate basemaps that empower AI-ready time-series analysis. We create global basemaps monthly and deliver custom basemaps to our customers for selected areas and times.

(4)Planet Fusion: Planet Fusion combines Planet Monitoring with other scientific-grade radiometric data from public satellite data programs, including NASA/USGS-Landsat and ESA/EU Copernicus, to provide customers with a stream of consistent Earth data, using a predictive algorithm to fill gaps and remove clouds, the result of which enables valuable time-series analyses. The pre-processing and data harmonization provided by Planet Fusion often eliminates the need for additional processing before a customer can run advanced analytics on the data, which helps makes satellite imagery analysis easier and practical for a wider audience.

(5)Planet Analytic Feeds: We have built automated, cloud-native, global-scale analytics on top of our data set and made them accessible by APIs and web applications. Our analytic feeds use the latest AI and machine learning techniques for a broad range of land-classification, object-detection, and automated change detection capabilities, from road and building detection, ships, planes, oil well pads, and more.

Our Customers

Our customers may subscribe to daily data feeds covering their areas of interest. Prior to Planet, specially trained technical imagery analysts typically had to hand-process satellite data that was months out-of-date. Now, we are able to deliver content directly to customers’ decision-support tools daily through automated interfaces.

We are committed to building deep relationships with our customers by providing easy access to critical geospatial data and analytics in a consumable, digestible format. In addition, with our subscription services and data products, customers can monitor and detect changes and create insights that can help drive timely decision-making, and improve operational efficiency, resource allocation, risk assessment and mitigation and strategic decision making.

We have a proven record of building customer relationships, with over 700 customers across the globe, including leading agriculture, mapping, forestry, finance and insurance companies, and government agencies. We provide solutions for a diverse and growing set of customer use cases, from crop yield and variable rate seeding improvements in agriculture to emergency response, permitting, and code enforcement in government, to depletion measurements and sustainability monitoring in forestry.

Our performance is subject to a number of variables, and as such, we cannot assure you that our results will continue in the same trajectory as our historical results, nor can we assure you that our results will be indicative of our future performance. For more details, please read the section entitled “Risk Factors.”

Our Competitive Position

We are a proven innovator with multiple compounding competitive moats across our technology platform. We believe we have a differentiated offering, uniquely imaging the whole Earth landmass daily, creating significant barriers to entry. We have a scalable business model enabled by a one-to-many use of imagery, in turn leading to an attractive financial profile. Finally, we have an experienced management team.

Our competitive moats include agile space mission capabilities, proprietary big data, and platform analytics. Our advanced space systems enable the capture of comprehensive, high quality, proprietary data, which power our platform, enhanced by advanced analytics that utilize AI and machine learning to provide solutions to our customers. We believe as customers derive more value from the platform, they increase their usage by incorporating insight from our data into their workflows and analyses. This creates a feedback loop that drives our technology roadmap, from the high-level analytics algorithms and end-user applications all the way down the stack to new sensors in space to capture valuable information for our customers.

Differentiated Offering: We believe we are the only company in the geospatial data industry producing a daily scan of the landmass of the Earth. We combine this capability with our high-resolution SkySat satellites, which our customers can task to capture a higher resolution image of a single site multiple times per day. We believe we have the highest commercially available intraday revisit capabilities.

Barriers to Entry: We were one of the earliest next generation commercial geospatial companies, and we believe our agile aerospace innovations and fully operational fleet of Earth-imaging satellites have put us years ahead of the competition. Unlike other emerging Earth observation providers who are just now establishing operational satellite fleets, we already have approximately 200 satellites in orbit as well as a comprehensive platform for data processing, delivery and image data integration to enable customers to realize value from our satellite data. As a result, we believe we have higher operational efficiency, more extensive proprietary historical data sets, economies of scale in data storage and processing, and proven execution by our global sales organization. With a strong first-mover advantage through our daily earth scans, we believe we are well positioned to capture this market and continue innovating ahead of emerging players.

Scalable Business Model: We have recurring subscription- and usage-based revenue contracts, which provide visibility into potential future growth. Because we can sell our imagery data and analytics to multiple end customers, we believe our solutions enable us to capture market share across broad vertical markets.

Attractive Financial Profile: With our one-to-many business model, our margins improve with economies of scale, as there is low marginal cost to sell incremental access to our data. Once we capture and process an image to make it analytics ready, it could be sold to any customer, any number of times, on our platform.

Experienced Management Team: Our management team has deep expertise in scaling software, data, and space technology. In addition to their technical knowledge, our team has extensive experience operating and leading companies and a strong track-record of building market making businesses.

Our Growth Strategy

We seek to unlock and maximize the value of our data for organizations globally by making it easier to use and consume by more users: from data scientists to analysts, policy makers, and decision makers — by integrating critical geospatial data directly into their own workflows and analytic models and to drive favorable outcomes. Key elements of our growth strategy include:

Scaling in Existing Verticals: We plan to invest in sales, marketing, and software solutions to expand within our existing customer base and further penetrate vertical markets in which end users are early adopters of geospatial data, such as civil government, agriculture, defense and intelligence, and mapping.

Expansion into New Verticals: We plan to invest in software to make our data more actionable and accessible to a larger group of customers and users, including non-geospatial experts such as data and business analysts in companies. We believe this will help us address use cases in key emerging markets such as energy, infrastructure, finance, insurance, and consumer packaged goods. We also intend to partner with companies building vertical market solutions, such as independent software vendors, as well as business intelligence and analytics providers. While we have customers and partners today in many of these verticals, we believe an increased investment in developing software analytics solutions and enhancing our data to meet the needs of vertical market solution providers has the potential to accelerate our data and analytics usage across more end users.

Continued Investment in Data Products: We plan to scale and expand our existing products by building on our machine learning and computer vision capabilities with remote sensing techniques to fuse multiple data sources. These products allow our customers to consume simple, actionable time-series tabular data within their existing workflows. We intend to create many of these key data sets in collaboration with our partners who have deep vertical expertise and make the data sets available to any user of our platform.

Establish Platform Ecosystem: We plan to further develop our ecosystem of users and partners to build solutions leveraging our data and platform and to build software tools and APIs that make it even easier to do so. By developing a robust applications ecosystem, we believe we can create a network effect, potentially accelerating our growth and deepening our market penetration.

New Sensors & Data Sets: We plan to make strategic investments in building new sensors to capture additional data sets from space. As we grow our customer base, we believe we can better understand what additional data sets our customers are eager to access and therefore which sensors might enable us to capture additional data that is valuable to such customers. By leveraging our agile aerospace approach to space systems, we believe we are well-positioned to introduce new Earth observation sensors into orbit to capture new types of data with greater capital efficiency and speed than other satellite data providers. Having these capabilities can deepen our value proposition to customers and help us both acquire new customers and expand our offering to existing customers.

Strategic Acquisitions: We have made strategic acquisitions, including the acquisition of the BlackBridge group of companies in September 2015, the Terra Bella business from Google in April 2017, Boundless Spatial, Inc. (“Boundless Spatial”) in March 2019 and VanderSat B.V. (“VanderSat”) in December 2021. We plan on continuing to evaluate opportunities to make acquisitions that can accelerate our growth strategies and complement our existing product offerings.

Our Competition

Competition in Satellite Imagery: We see the satellite imagery industry as mainly divided between incumbents, such as Airbus and Maxar, and next generation players, such as BlackSky, Satellogic, and CG Satellite. Incumbents have typically hosted a limited number of active satellites which operate on a one-to-one tasking system. These satellites are typically very high cost with very high resolution, best suited for government use cases. Incumbent satellite data providers have primarily served national governments and other traditional satellite imagery industries, often with tight integrations into the classified systems they serve.

Next generation satellite imagery companies have developed satellites that are lower cost and smaller in size, and have a stated ambition to increase the presence of their fleets within Earth’s orbit. These providers have indicated that they intend to use and process the data that they capture in order to provide analytics to customers. As of the date of this report, we believe the scale of our satellite fleet, revenue, and business exceed the next-generation satellite data companies that compete with us.

Competition in Data Analytics: We also compete with data analytics platforms that use geospatial data from a variety of sources to provide analytics services to their customers. These companies include Orbital Insights, Descartes Labs, and GeoSpatial Insight.

Many data analytics providers rely on partnerships with satellite imagery companies in order to source the data necessary to run their analytics platforms. We partner with a number of these companies to provide data for their platforms for certain use cases while also providing analytical tools and services directly to our own customers. We believe these relationships are advantageous to us over the long-term, as they enable new opportunities.

Our Public Benefit

We believe that Planet’s data, products and services are valuable tools for responding to critical global challenges, informing more ecologically and socially sound decision-making, and measuring and reporting the results. Across the world, climate change and biodiversity loss are disrupting and destabilizing many of the systems on which humanity depends. It is intensifying disasters such as floods, fires, and storms, impacting agricultural productivity and food security for millions of people, and decreasing the habitability of our planet. Businesses, governments, NGOs, and civil society must all act to address these challenges. But they need accurate, timely, and trusted data.

Given the economic, social, environmental and geopolitical implications, we believe it is imperative that we maintain wide access to our data, products and services. As we grow our business, we will continue to scale our efforts to work with NGOs, philanthropies, governments, intergovernmental bodies, civil society groups, journalists, scientists, and others to make sure that our data is made as widely accessible as possible to inform critical efforts in conservation, climate, public affairs, humanitarian response, and human rights.

To serve these goals, we operate as a Delaware public benefit corporation. Our mission and business model are tightly aligned with our public benefit purpose: “to accelerate humanity toward a more sustainable, secure, and prosperous world by illuminating environmental and social change.”

By enabling access to trusted, accurate, and actionable data about our changing planet, we believe we will help facilitate more effective decisions, accelerate the transition to a sustainable economy, enhance global security through greater transparency, and strengthen civil society. In doing so, we not only seek to help the world address urgent planetary crises but to build the regenerative systems that will lead to a more flourishing and resilient world. We believe that the most impactful and profitable way to build our business is to ensure that this public benefit remains at the core of our company’s DNA in perpetuity — informing and driving what we create for planet Earth and all its inhabitants.

As part of our commitment to sustainability, we work with SCS Global Services (SCS), an organization specializing in third-party certification, validation, and verification for environmental and sustainability quality performance claims, to certify our own operations as carbon neutral in accordance with the internationally recognized PAS 2060: 2014 Carbon Neutrality Standard. As of December 2021, we were certified as a carbon neutral company for the 2020 calendar year. This certification covers our entire supply chain — from manufacturing and launching satellites to all aspects of our corporate operations.

Our Ethical Commitment

We recognize the potential impact of the technologies we create, and continue to develop a robust set of applied organizational principles, policies, and processes by which we evaluate their ethical use.

This system begins with a series of ethical principles, including core commitments to non-exclusivity, accuracy, humanitarian risk reduction, and the protection of privacy and confidentiality. We seek to deeply embed and socialize these principles within our company’s culture, and to build processes and policies to apply them consistently.

The purpose of a good ethical system is to enable its users to navigate dilemmas in which there may be complex trade offs between choices in a given circumstance. Such programs mature but are never “finished”, as new questions and contexts continually arise. We therefore continue to commit ourselves to the active development of our ethics program.

Our People

We are a diverse, passionate team of creative individuals that solve hard problems and strive to make an impact every day. We invest in a culture of learning, teaching, and dialogue, work together to deliver insight to our customers, bring our all, own our mistakes, and build for the future. We aim to identify, recruit, retain, incentivize and integrate our existing and new employees, advisors and consultants, because we believe our people are our most important assets.

As of January 31, 2022, we had a total of approximately 800 employees, including approximately 700 full time employees, working across 22 countries worldwide. None of our employees are represented by a labor union, though in some countries our employees may be subject to industry-wide collective bargaining agreements as a matter of law. We have not had any work stoppages and consider our relations with our employees to be good.

Well-being

One of our top priorities is to maintain the health and well-being of our employees and their families. To achieve this goal, we offer robust and comprehensive health, welfare and retirement benefits for our employees, including medical, dental, vision, flexible spending accounts (FSA) and health savings accounts (HSA), life insurance, short- and long-term disability, paid time off, various voluntary insurance programs, parental assistance, tuition and work from home reimbursements, a robust employee assistance program (EAP) and a 401(k) retirement plan.

Following the coronavirus COVID-19 outbreak, we have taken numerous measures to protect the health and safety of our employees, including shifting many employees to remote work and adopting internal policies around flexibility, work from home expenses, and extra time off.

Compensation and Advancement

To ensure a compelling total rewards philosophy and practice, we have policies in place to monitor and deliver fair and equitable compensation to employees based on their role, contribution, and performance. In addition, we offer eligible employees equity awards to align their contribution to the Company with a share in our financial success.

Our employees and the people we are seeking to hire value growth and development. We provide opportunities to grow and develop through work experiences, mentorship programs, personal development experiences, training and tuition reimbursement. To help our employees navigate their careers, we also maintain a job architecture program, which we believe creates transparency about career development within our organization and helps facilitate discussions around career growth.

Inclusion

We believe that a strong, dynamic workplace only exists where people with diverse backgrounds and experiences are empowered to share their values and perspectives, challenge themselves with new ideas, and think critically on difficult questions. We advance open communication, creativity, diversity, and inclusion strategies across our company and are constantly trying to connect and build communities internally within our organization and externally.

Our Intellectual Property

Our IP portfolio includes patents covering novel features of our spacecraft, trademarks identifying the Company and various products, copyright ownership of the imagery archive, and trade secrets related to manufacturing and operations.

We own the copyrights for the imagery captured by our spacecraft. These images measure in the millions per day and are unregistered. We occasionally will license imagery under the Creative Commons for promotional purposes, but otherwise imagery is licensed pursuant to commercial license agreements.

We treat our know-how in the design, manufacture, and operation of spacecraft, ground based data relay, image processing, analysis and platform systems to be proprietary.

Seasonality

We have experienced, and expect to continue to experience, seasonality in our business and fluctuations in our operating results due to customer behavior, buying patterns and usage-based contracts. For example, we typically have customers who increase their usage of our data services when they need more frequent data monitoring over broader areas during peak agricultural seasons, during natural disasters or other global events, or when commodity prices are at certain levels.

Government Regulations

Our industry is highly regulated due to the sensitive nature of satellite technology. Additionally, we contract with numerous U.S. government agencies and entities. We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. government and other governments’ contracts, including foreign governments. The laws and regulations governing our business and operations, including the distribution of satellite imagery, may change in the future. Our business and operating results may be materially and adversely affected if we are required to alter our business operations to comply with such changes or if our ability to sell our products and services on a global basis is reduced or restricted due to increased U.S., E.U. or other government regulation. This risk is heightened by the geopolitical relevance of our data, which can shed light on sensitive operations around the globe. However, based on information available to us, we don’t expect that our continued compliance with current government regulations, including environmental regulations, will have a material adverse effect upon our capital expenditures, earnings or our competitive position. Additional information about the regulations affecting our business and the related risks appears in the “Risk Factors” section of this report.

Available Information

Our internet address is www.planet.com. The information contained in, or accessible through, our website does not constitute a part of this report. We make available free of charge through our website our annual reports on Form

10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish them to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes.

Summary of our Risk Factors

Below is a summary of the principal risk factors that could adversely affect our business. This summary does not address all the risks that we face. These risks are discussed more fully in the “Risk Factors” section of this Form 10-K immediately following this summary. These risks include the following:

•We have a limited history of operating at our current scale and under our current strategy, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.
•We have a history of operating losses, and we anticipate our operating expenses will increase substantially in the foreseeable future. As a result, we may not achieve or sustain profitability.
•Our daily scan of the Earth’s landmass is a data set that has not existed before. If the market for our products and services built upon this data set fails to grow as we expect, takes longer than we expect to grow or if our current or prospective customers fail to adopt our platform, our business, financial condition and results of operations could be harmed.
•There is increasing competition from commercial entities and governments in our markets, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.
•Our international operations create business and economic risks that could impact our financial results.
•Interruption or failure of our satellite operations, information technology infrastructure or loss of our data storage, whether by cyber-attacks or other adverse events, could hurt our ability to perform our daily operations effectively and provide our products and services, which could damage our reputation and harm our operating results.
•We may experience a number of issues, such as delayed launches, launch failures, our satellites may fail to reach their planned orbital locations, our satellites may fail to operate as intended, be destroyed or otherwise become inoperable, the cost of satellite launches may significantly increase and/or satellite launch providers may not have sufficient capacity. Any such issue could result in the loss of our satellites, cause significant delays in their deployment or make such deployment impossible, which could harm our business, prospects, financial condition and results of operations.
•Our satellites may not be able to capture Earth images due to weather, natural disasters or other external factors, or as a result of our constellation of satellites having restrained capacity.
•If we are unable to develop and release product and service enhancements and new products and services to respond to rapid technological change, or to develop new designs and technologies for our satellites, in a timely and cost-effective manner, our business, financial condition and results of operations could be harmed.
•Downturns or volatility in general economic conditions, including as a result of the current COVID-19 pandemic, any COVID-19 related variant, any other outbreak of an infectious disease, as well as the effects of acts of terrorism, war or political instability, both domestically and internationally, including the current events involving Russia and Ukraine, could have a material adverse effect on our stock price, business, financial condition, results of operations and liquidity.

•The loss of one or more of our key personnel, or our failure to attract, hire, retain and train other highly qualified personnel in the future, could harm our business, financial condition and results of operations.
•Our business is capital intensive and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate our business.
•We operate in a highly regulated industry and government regulations may adversely affect our ability to sell our services, may increase the expense of such services or otherwise limit our ability to operate or grow our business. Further, our failure to comply with governmental laws and regulations could harm our business.
•If we fail to maintain effective internal controls over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.
•The multi-class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer and Chief Strategy Officer, both of whom are co-founders, which power limits an investor’s ability to influence the outcome of important transactions, including a change in control.
•As a public benefit corporation, our focus on a specific public benefit purpose and producing a positive effect for society may negatively impact our financial performance.

Risk Factors

Risks Related to Our Business and Industry

We have a limited history of operating at our current scale and under our current strategy, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.

We have a limited history of operating at our current scale and under our current strategy, which makes it difficult to forecast our future results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by growth stage companies in rapidly evolving markets. We have not achieved profitability, and we may not realize sufficient revenue to achieve profitability in future periods.

Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our platform, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described below. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

We have a history of operating losses, and we anticipate our operating expenses will increase substantially in the foreseeable future. As a result, we may not achieve or sustain profitability.

We generated net losses of $137.1 million and $127.1 million for our fiscal years ended January 31, 2022 and 2021, respectively. As of January 31, 2022, we had an accumulated deficit of $770.0 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will generate enough revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, launch additional satellites, expand our data analytics capabilities, increase our sales force to enter into new verticals, and expand use cases and integrations, amongst other things, and to consider strategic acquisitions, which may cause us to incur significant acquisition costs. We will also face increased compliance costs associated with growth, the expansion of our customer base, and operation as a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business may significantly decrease.

Our daily scan of the Earth’s landmass is a data set that has not existed before. If the market for our products and services built upon this data set fails to grow as we expect or takes longer than we expect to grow or if our current customers or prospective customers fail to adopt our platform, our business, financial condition and results of operations could be harmed.

Nearly all our revenue has come from licensing arrangements with our customers that grant them the right to use imagery and related data that are delivered digitally through our online platform, in addition to providing related services. Imagery licensing agreements vary by contract but generally have annual or multi-year contractual terms. The data licenses are generally purchased via a fixed price contract either on a subscription or usage basis, whereby a customer pays for access to our imagery that may be downloaded over a specific period of time or, less frequently, on a transactional basis, whereby the customer pays for individual content licenses.

Although demand for imagery and related analytics products and services has grown in recent years, our particular data set has not existed before. The market for analytics products and services, in particular, continues to evolve, and the market for our data may not be as significant as we expect. Further, the number of customers that we believe may be interested in our analytics products and services may be less than we anticipate. We cannot be sure that we will be able to convert interest in our analytics products and services into sales, that these markets will continue to grow or, even if they do grow, that businesses will adopt our platform. Our future success will depend in large part on our ability to further penetrate the existing market for Earth imaging and related data analytics. Our ability to further penetrate this market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and our proprietary data. We have spent, and intend to keep spending, considerable resources to educate potential customers about analytics products and services in general and our platform in particular. However, we cannot be sure that these expenditures will help our platform achieve any additional market acceptance. In addition, it may take substantial time, potentially longer than we initially forecast or anticipate, to bring on new customers or for existing customers to purchase new products or offerings we may have. Furthermore, potential customers could have made significant investments in alternative platforms or services, or may not be persuaded that our proprietary data is needed for their business or operations. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our platform, our business, operating results, and financial condition could be adversely affected.

If the market does not perceive our service offerings to be of high quality, if we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received by the market, we may not be able to attract or retain customers. If we are unable to attract new customers in numbers sufficient to grow our business, or if we suffer attrition among customers, our revenue may decrease, and our operating results will be adversely affected. If our efforts to satisfy our existing customers are not successful, we may not be able to attract new customers. Further, if excessive numbers of customers do not continue to utilize our service or our customer base does not continue to grow, we may be required to incur significantly higher marketing expenses than we currently anticipate to replace these customers with new customers or attract new customers, which could have an adverse effect on our business, financial condition and results of operations.

In addition, we may fail to convert or retain customers if competitors to our platform are able to develop a superior offering or if they are able to offer a similar offering at a lower price point. Further, if competitors are able to build a competing fleet of satellites that is larger than our fleet, a potential that is heightened by the fact that we may keep our fleet at its current size for the near term, or that has greater capabilities than our fleet, we may be unable to attract or retain customers. The occurrence of any of the foregoing could have an adverse effect on our business, financial condition and results of operations.

Our customers rely on our customer support personnel to resolve issues and realize the full benefits that our platform provides. High-quality support is also important for the renewal and expansion of our subscriptions with existing customers. The importance of our support function will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our subscriptions to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.

There is increasing competition from commercial entities and governments in our markets, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.

We operate in a competitive industry, and we expect competition to continue to increase, in particular from other commercial entities and governments that operate in our markets and offer competitive products. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

•the size and diversity of our customer bases;
•the timing and market acceptance of products and services, including the developments and enhancements to those products and services, offered by us or our competitors;
•customer service and support efforts;
•sales and marketing efforts;
•ease of use, performance, price and reliability of solutions developed either by us or our competitors; and
•our brand strength relative to our competitors.

Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger customer bases than we have. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract customers away from our services and reduce our market share.

Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Our current or future competitors may have greater financial, personnel and other resources than we have, and also have the ability to offer similar services at the same or a lower price. Existing competitors include Airbus Defense and Space, BlackSky Global LLC, ImageSat International N.V., Maxar Technologies Ltd. (MDA, Digital Globe, SSL), Satellogic S.A., CG Satellite, foreign governments including India, South Korea, Taiwan and others that sell their data commercially, as well as aggregators of imagery and imagery-related products and services, including Apple, Google and Microsoft. In addition, we compete against a number of manned and unmanned aerial providers of high-resolution imagery, whose offerings provide certain benefits over satellite-based imagery, including better resolution and accuracy. The value of our imagery may also be diluted by Earth imagery that is available free of charge.

The U.S. government, European Commission, and other governments also may develop, construct, launch and operate their own imagery satellites, which could reduce their need to rely on commercial suppliers. In addition, such governments could sell or provide free of charge Earth imagery from their satellites in the commercial market and thereby compete with our imagery products and services, as the United States does today through Landsat and MODIS, and the European Commission does with the Copernicus program and the Sentinel satellites. Also, governments may at times make our imagery freely available for humanitarian purposes, which could impair our revenue growth with non-governmental organizations. These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors.

Further, other governments may also subsidize our competitors to compete with us and other companies, and encourage them to undercut prices, including the prices we offer for our data. Our competitors or potential competitors with greater resources than ours could, in the future, offer satellite-based imagery or other products and services with more attractive features than our products and services. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites could negatively affect our marketing efforts. More importantly, if competitors develop and launch satellites or other imagery content sources with more advanced capabilities and technologies than ours, or offer services at lower prices than ours, our business and results of operations could be harmed. Due to competitive pricing pressures, new product introductions by us or our competitors or other factors, the average selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline and our financial position may be harmed.

In addition, the lowering of launch costs from companies such as SpaceX, as well as the new fleets of communication satellites from companies such as SpaceX, OneWeb and Amazon/Kuiper may lower barriers to entry and further increase risk of competition.

Our international operations create business and economic risks that could impact our financial results.

We have limited experience in managing operations outside the United States. If we fail to deploy or manage our operations in other countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•political, social and/or economic instability, including geopolitical tensions such as the current events involving Ukraine and Russia and any sanctions or heightened tensions that result from such a conflict;
•risks related to governmental regulations in foreign jurisdictions and unexpected changes in regulatory requirements and enforcement;
•fluctuations in currency exchange rates;
•higher levels of credit risk and payment fraud;
•enhanced difficulties of integrating any foreign acquisitions;
•burdens of complying with a variety of foreign laws;
•reduced protection for intellectual property rights in some countries;
•difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations and subsidiaries;
•different regulations and practices with respect to employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain international jurisdictions;
•compliance with statutory equity requirements; and
•management of tax consequences.

If we are unable to manage the complexity of global operations successfully, our financial performance and operating results could suffer.

Further, given the global scope of our Earth imaging capabilities and the associated data collected, it is probable that certain governments, state actors or large businesses, among other powerful entities, may object to our operations and the collection of this data. For example, we have used our constellation of satellites and platform to capture and analyze images of missile silos and human rights abuses in foreign countries, among other things that may be sensitive to certain entities. If a foreign government, state actor, large business or other similar entities were to object to our operations capturing similar sensitive data, they may successfully lobby the U.S. government or other regulators to curtail our operations, or even suspend our operations. Further, our satellites, satellites operations infrastructure, archived data, information technology and communications systems, and other related systems, may have already been or could be in the future compromised by cyber-attacks or other incursions by such entities as a result of the sensitive information we capture and provide. If any of the foregoing were to occur, our business would be seriously harmed.

If we or our third-party service providers experience, or are unable to protect against, cyber-attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, then our platform may be perceived as not being secure, we may become unable to meet our service level commitments, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses which may not be covered by existing cyber insurance.

We collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of and share personal information, confidential information and other information necessary to provide our service, to operate our business, for legal and marketing purposes, and for other business-related purposes. We rely significantly on third-party service providers and sub-processors to help us deliver services to our customers. These vendors may store or process personal information on our behalf.

Our platform and products involve the storage and transmission of data, including personal information, and security breaches or unauthorized access to our platform and products, or those of our third-party service providers, could result in the loss of our or our customers’ data, litigation, indemnity obligations, fines, penalties, disputes, investigations and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties seeking unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. In addition, many of our employees are temporarily working remotely due to the COVID-19 pandemic, which may pose additional data security risks (including, for example, an increase in phishing and spam emails experienced since 2020).

While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain of our and our customers’ data on our behalf could be breached or we could suffer a loss of our or our customers’ data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses, employee mistakes or malfeasance, social engineering (including spear phishing and ransomware attacks), and general hacking have become more prevalent in our industry, particularly against cloud services. If our security measures are or are believed to have been breached as a result of third-party action, employee error, malfeasance or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability. In addition, our remediation efforts may not be successful.

We also process, store and transmit our own data as part of our business and operations. This data may include personal, confidential or proprietary information. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats. While we have developed systems and processes designed to protect the integrity, confidentiality and security of our and our customers’ data, our security measures or those of our third-party service providers could fail and result in unauthorized access to or disclosure, modification, misuse, loss or destruction of such data.

Because many different security vulnerabilities exist and exploits of such vulnerabilities continue to evolve, we may be unable to anticipate attempted security breaches, react in a timely manner or implement adequate preventative measures. Among other things, our applications, systems, networks, software and physical facilities could be breached, or the personal or confidential information that we store could be otherwise compromised due to employee error or malfeasance, if, for example, third parties fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Additionally, employees or service providers have in the past and may in the future inadvertently misconfigure resources or systems, or misdirect certain communications that lead to security incidents for which we must then expend effort and incur expenses to remediate.

Third parties may also conduct attacks designed to deny customers access to our services. Third parties, including nation-state actors or their agents, may also conduct attacks designed to gain control over our systems, data and satellites. Any security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform, the reliability of our imagery, and damage to our brand, reduce the demand for our products, disrupt normal business operations, cause us to fail to meet our service level commitments, require us to spend material resources to investigate or correct the breach and to prevent future security breaches and incidents, expose us to legal liabilities, including litigation, regulatory enforcement, and indemnity obligations, result in our customers terminating contracts with us and adversely affect our business, financial condition and results of operations. These risks are likely to increase as we continue to grow and process, store, and transmit increasingly large amounts of data.

We use third-party technology, systems and services in a variety of contexts, including, without limitation, storage of our imagery, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing and other functions. Although we have developed systems and processes that are designed to protect customer data and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party service provider, such measures cannot provide absolute security.

The costs to respond to a security breach and/or mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation (or in anticipation of a potential breach, regulatory action or litigation), which could have an adverse effect on our business.

Additionally, we cannot be certain that our insurance coverage will be adequate for fines, judgments, settlements, penalties, costs, attorney fees and other impacts that arise out of privacy or security incidents or breaches. A privacy or security incident or breach, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage, cyber coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. Our risks are likely to increase as we continue to expand, grow our customer base, and process, store, and transmit increasingly large amounts of proprietary and sensitive data.

Interruption or failure of our infrastructure, or loss of our data storage, could hurt our ability to perform our daily operations effectively and provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our satellites, satellites operations infrastructure, archived data, information technology and communications systems, and other related systems. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. We do not currently maintain a back-up production facility from which we can continue to collect, process and deliver imagery in the event of the loss of our primary capabilities. In the event we are unable to collect, process and deliver imagery from our primary facilities, our daily operations and operating results would be materially and adversely affected. In addition, our ground stations are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.

Such attacks could come from individuals, companies, rogue groups, terrorist organizations or governments. This risk is heightened by the geopolitical relevance of Planet’s data, which may expose globally the sensitive operations of such entities. This is especially true for countries known or suspected to have actively carried out offensive operations on their own.

Further, if our infrastructure, information technology and communication systems do not scale effectively with anticipated growth in our business, the effectiveness of such systems could be adversely affected.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and compliance or any failure to comply with such obligations could harm our business.

We receive, store and process personal information and other customer data. There are numerous federal, state, local, and foreign laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. We generally seek to comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. In addition, the application and interpretation of these laws and regulations are often uncertain. Further, the U.S. federal and state governments and agencies, as well as foreign governments and regulators, may in the future enact new legislation and promulgate new regulations governing collection, use, disclosure, storage, processing, transmission and destruction of personal data and other information. New privacy laws add additional complexity, requirements, restrictions and potential legal risk, require additional investment in resources to update compliance programs, and could impact business strategies and availability of previously useful data. Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of the data of our customers, or regarding the manner in which the express or implied consent of customers for the use and disclosure of such data is obtained, could require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our customers voluntarily share.

Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

We may experience a number of issues, such as delayed launches, launch failures, failure of our satellites to reach their planned orbital locations, significant increases in the cost of satellite launches, and insufficient capacity available from satellite launch providers. Any such issue could result in the loss of our satellites or cause significant delays in their deployment, which could harm our business, prospects, financial condition and results of operations.

Delays in launching satellites are common and can result from satellite manufacturing delays, unavailability of reliable launch opportunities with suppliers, launch supplier schedule delays, delays in obtaining required regulatory approvals and launch failures. If satellite manufacturing schedules are not met, a launch opportunity may not be available at the time the satellites are ready to be launched. We also share launches with other satellite manufacturers who may cause launch delays that are outside of our control. In addition, launch vehicles or satellite deployment mechanisms may fail, which could result in the destruction of any satellites we have in such launch vehicle or an inability for the satellites to perform their intended mission. Launch failures also result in significant delays in the deployment of satellites because of the need to manufacture replacement satellites, which typically takes up to six months or longer, and to obtain another launch opportunity. Further, the cost of satellite launches, launch insurance rates and launch-related services may significantly increase in the future, which could make it much more costly, potentially prohibitively more costly, for us to launch and deploy our satellites. Any launch failure, underperformance, delay, or increase in the cost of satellite launches or related services, could have a material adverse effect on our results of operations, business prospects and financial condition.

If our satellites fail to operate as intended, are destroyed or otherwise become inoperable, our ability to collect imagery and market our products and services successfully could be materially and adversely affected and customers could be encouraged to seek alternative solutions even if less adequate.

Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses during launch and in space that could affect our satellites’ performance. Hardware component problems in space could lead to deterioration in performance or loss of functionality of a satellite, with attendant costs and potential revenue losses if they impact our Earth imaging capabilities. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event, such as a failed launch, a meteor shower, geomagnetic solar storms, a collision with space debris, or intentional or unintentional kinetic, radiation or blinding interference, or similar attacks, could reduce the performance of, or completely destroy, the affected satellites.

We cannot assure you that our satellites will continue to operate successfully in space throughout their expected operational lives. Even if a satellite is operated properly, technical flaws in that satellite’s sensors or other technical deficiencies or anomalies could significantly hinder its performance, which could materially affect our ability to collect imagery and market our products and services successfully. While some anomalies are covered by insurance policies, others are not or may not be covered, or may be subject to large deductibles. Further, the actual orbital maneuver lives of our satellites may be shorter than we anticipate, and we may be required to reduce available capacity on our satellites prior to the end of their orbital maneuver lives.

We may suffer a partial or total loss of a deployed satellite or experience other problems with our satellites that may reduce their performance. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that satellite. In addition, we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. Further, it can take up to six months or longer to manufacture new satellites and significant additional time to secure and launch such replacement satellites. As a result, if our satellites fail to operate as intended, are destroyed or otherwise become inoperable, it could take a significant amount of time to get the replacement satellites in orbit. During this period of time, our operations could be materially impaired with little we could do to alleviate the issue. Our inability to repair or replace a defective satellite or correct any other technical problem in a timely manner could result in a significant loss of revenue and harm our business.

We may experience a failure of ground operations infrastructure, interference with our satellite signals or geomagnetic solar storms that impair the performance of our satellites, which could harm our business, prospects, financial condition and results of operations.

We operate an extensive ground infrastructure, including over a dozen ground stations maintained by third parties. These ground stations are used for controlling our satellites and downloading imagery to eventually be provided to our customers. We may experience a partial or total loss of one or more of these facilities due to natural disasters (tornado, earthquake flood, hurricane or other natural events), fire, acts of war or terrorism or other catastrophic events. A failure at any of these facilities could cause a significant loss of service for our customers. Additionally, we may experience a failure in the necessary equipment at our satellite control center, at the back-up facility, or in the communication links between these facilities and remote teleport facilities. A failure or operator error affecting tracking, telemetry and control operations might lead to a breakdown in the ability to communicate with one or more satellites or cause the transmission of incorrect instructions to the affected satellites, which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more satellites. Intentional or non-intentional electromagnetic or radio frequency interference, including by nation-state actors or their agents, could result in a failure of our ability to deliver satellite services to our customers. A failure at any of our facilities or in the communications links between our facilities or interference with our satellite signal could cause our revenues to decline materially and could adversely affect our ability to market our services and harm our business, prospects, financial condition and results of operations.

Our satellites may not be able to capture Earth images due to weather, natural disasters or other external factors, or as a result of our constellation of satellites having restrained capacity.

Our satellites may not be able to capture Earth images, either with sufficient clarity or detail, or at all, due to the occurrence of a variety of factors including cloud cover, adverse weather conditions including hurricanes or tornadoes, fires or volcano eruptions, or other factors that are outside our control. Further, if there is high demand on our constellation to capture images in a certain area, we may have difficulty tasking sufficient satellite coverage to capture high-resolution images in another region. As a result of the foregoing, customers may not be able to procure images they want, which could adversely affect our relationship with such customers and our general reputation.

If we are unable to develop and release product and service enhancements and new products and services to respond to rapid technological change, or to develop new designs and technologies for our satellites, in a timely and cost-effective manner, our business, financial condition and results of operations could be harmed.

The market for our platform is characterized by rapid technological change, frequent new product and service introductions and enhancements, changes in satellite design and technologies, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Designing and building satellites and developing analytics products and services, as well as deploying software updates, are inherently complex and technologically demanding endeavors. Due to this complexity, it can take a long time and require significant research and development expenditures to develop and test new or enhanced satellites and software updates, as well as data analytic products and services. In addition, the complexity of developing and deploying new satellites and data analytic products and services makes it difficult for us to predict how long it may take for such updates to our platform to be ready and available to be sold to customers. As a result, the amount of time it takes to develop such updates could be substantially longer than we initially anticipated. The success of any enhancements or improvements to our platform or any new products and services depends on several factors, including timely completion, successful manufacturing and deployment of the satellites needed to capture the relevant data, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to technological change or new customer requirements or demands, nor can we be sure that any enhancements or improvements to our platform will achieve market acceptance. Any new satellites and data analytic products and services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or such data or data analytic products may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new data analytic products and enhancements, as well as the development and deployment of new satellites, require a substantial outlay of capital and could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact our profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue, gross profit and gross margin of our existing products and services that is not offset by revenue from the new products or services. Further, we may make changes to our platform that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

Our business depends, in part, on sales to large enterprises and U.S. and foreign governmental entities, which are subject to a number of challenges and risks that may make our sales cycle, forecasting processes, and deployment processes more difficult to predict, require greater time and expense or negatively impact our business.

Sales to large enterprises and U.S. and foreign governmental entities involve risks that may lengthen our sales cycle and make forecasting and deployment processes more difficult to predict. In addition, as a result of the COVID-19 pandemic, political and economic instability, global logistic challenges and rising inflation, many large enterprises and U.S. and foreign governments have reduced or delayed technology or other discretionary spending, which, in addition to resulting in longer sales cycles, may materially and negatively impact our operating results, financial condition and prospects. As we seek to increase our sales to large enterprise customers and U.S. and foreign governments, we also face more complex sales procurement requirements, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. With larger organizations, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger organizations may require us to invest more time educating these potential customers. With U.S. and foreign governments, the decision to subscribe to our platform often requires approvals from multiple governmental agencies as well as compliance with stringent rules and regulations, which require us to employ regulatory experts and engage outside experts to help facilitate these governmental approvals. In addition, large enterprises, as well as U.S. and foreign governments, often require extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial upfront investment. Purchases by large enterprises, as well as U.S. and foreign governments, are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the terms of the sale to them. Changes in government policies regarding use of commercial data or satellite operators, or material delay or cancellation of certain government programs, could also reduce our revenue and adversely impact our business. Further, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, novation procedures or other steps required of government contractors as a result of our Business Combination, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contract vehicles, including as a result of a new U.S. administration. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities as a result of competing demands for federal funds or other factors outside of our control.

In addition, our ability to successfully sell our platform to large enterprises and U.S. and foreign governments is dependent on us attracting and retaining sales personnel with experience in selling to such large organizations. The opportunities to sell to large enterprises and U.S. and foreign governments are often awarded through competitive bidding processes. Additionally, in the U.S., budgetary pressures and developments in the procurement process have caused many government customers to increasingly purchase goods and services through Indefinite Delivery, Indefinite Quantity (IDIQ) contracts, General Services Administration (GSA) schedule contracts and other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract. If we are unable to increase sales of our platform to large enterprise customers and U.S. and foreign governments while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely impacted. Furthermore, if we fail to realize an expected sale from a large customer in a particular quarter or at all, our business, operating results, and financial condition could be adversely affected for a particular period or in future periods.

The competitive position of our products depends in part on their ability to operate with third-party products and services, and if we are not successful in maintaining and expanding the compatibility of our products with such third-party products and services, our business, financial position, and operating condition and results of operations could be harmed.

The competitive position of our platform depends in part on our ability to operate with products and services of third parties. As such, we must continuously modify and enhance our platform to adapt to changes in hardware, software, networking, and database technologies. In the future, one or more technology companies may choose not to support the operation of their hardware, software, or infrastructure, or our platform may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent that a third party were to develop software or services that compete with ours, that provider may choose not to support our platform. We intend to facilitate the compatibility of our platform with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and operating results could be adversely impacted.

The competitive position of our products also depends on the availability of third party data sets and imagery, as well as the ability to use our products with third party data sets and imagery, which allows customers to integrate multiple data sets and conduct valuable analyses. As such, we must continuously design software to ensure our products’ compatibility with third party imagery. If we fail to anticipate our customers’ integration needs, our business, financial condition, and operating results could be adversely impacted. Additionally, if third party data sets which we do not control, and some of which are publicly sourced, become unavailable or unreliable for any reason, to us or our customers who integrate such data into our platform, it may negatively impact our ability to develop or deliver products that use such data and customer satisfaction with our products and our business, financial condition, and operating results could be adversely impacted.

Our revenue, results of operations and reputation may be negatively impacted if our products fail to meet contractual requirements or our products contain defects or fail to operate in the expected manner.

We sell proprietary data that is generated through our technologically advanced fleet of satellites and further analyzed with our proprietary platform analytics. Sophisticated software, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from third parties. Most of the satellites and systems we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. In addition, we contract with third-parties, which we do not control, to provide services in connection with the launch into orbit of our satellites, adding further risks to our ability to perform under contracts with our customers that rely on our satellites to gather data.

We employ sophisticated design and testing processes and practices, which include a range of stringent factory and on-site acceptance tests with criteria and requirements that are jointly developed with customers. Our systems may not be successfully implemented or operate or give the desired output, or we may not be able to detect and fix all defects in the satellites, hardware and software we utilize for the data we sell or resolve any delays or availability issues in the launch services we procure. Failure to do so could result in increased costs, lost revenue and damage to our reputation and may adversely affect our ability to win new contract awards.

Due to environmental and other factors, including those described elsewhere in this section, we may be unable to deliver imagery for the locations, responsiveness and quality requested by customers and therefore fail to meet contractual requirements. Failure to do so may require us to cancel the contracts and result in lost revenue.

We are partially dependent on resellers of our imagery for a portion of our revenue. If these resellers fail to market or sell our products and services successfully, our business would be harmed.

We partially rely on resellers and partners to market and sell our products and services. Our resellers and partners may not have the skill or experience to develop regional commercial markets for our products and services, or may have competing interests that negatively affect their sales of our products and services. If we fail to enter into reseller agreements on a timely basis or if our resellers and partners fail to market and sell our imagery products and services successfully, these failures could negatively impact our business, financial condition and results of operations.

Downturns or volatility in general economic conditions, including as a result of the current COVID-19 pandemic, any COVID-19 related variant, or any other outbreak of an infectious disease, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our revenue, gross margin, and ability to achieve and maintain profitability depend significantly on general economic conditions. Weaknesses in the global economy and financial markets, including the current weaknesses resulting from the ongoing COVID-19 pandemic, have in some cases led to, and any adverse changes in general domestic and global economic conditions that may occur in the future, including any recession, economic slowdown or disruption of credit markets, may also lead to, lower demand for our platform and data offerings.

In addition, any disruption in the credit markets, including as a result of the current COVID-19 pandemic, could impede our access to capital. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all. All of these factors related to global economic conditions, which are beyond our control, could adversely impact our business, financial condition, results of operations and liquidity. For a more detailed discussion of the COVID-19 pandemic and its recent and potential impact on our business, financial condition, results of operations and liquidity, see “—The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers, vendors, and partners are operating our businesses, and the duration and extent to which this will negatively impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.”

Our business, financial condition, results of operations, and prospects may be harmed if we are unable to sell multiple data solutions to our existing and new customers.

A significant component of our growth strategy is to increase the number of our services and data solutions, including Planet Monitoring, Planet Tasking, Planet Archive, Planet application programming interfaces (“APIs”), Planet Basemaps, Planet Fusion, Planet Analytic Feeds and Planet Apps, that we sell to existing and new customers, however, we may not be successful in doing so if our customers find our additional solutions to be unnecessary or unattractive. We have invested, and intend to continue to invest, significant resources in improving existing solutions as well as developing and acquiring additional solutions, which resources may not be recovered if we are unable to successfully cross-sell these solutions to customers using one or a couple of our existing solutions. Any failure to sell additional solutions to current and future customers could harm our business, financial condition, results of operations, and prospects.

We depend on a limited number of suppliers for critical supplies and services, for research, development, manufacturing and launch of our satellites, which could in turn harm our business, prospects, financial condition and results of operations. The loss of any one or more of these suppliers or their failure to supply us with the necessary supplies or services on a timely basis could cause delays in our research, development or satellite manufacturing and adversely affect our business.

There are a limited number of suppliers that are able to design and build the components we need to manufacture our satellites. We also utilize a number of key service providers for research and development purposes. There are also a limited number of suppliers able to launch our satellites, including Antrix Corporation Limited (NewSpace India Limited, Indian Space Research Organization), ArianeSpace SA, Astra Space Inc., the Japan Aerospace Exploration

Agency (JAXA), Northrup Grumman Innovation Systems (Orbital ATK), Rocket Lab, and Space Exploration Technologies Corp. Should any of our suppliers or service providers’ businesses fail, it would reduce competition and could increase the cost of manufacturing our satellites, conducting research and development and launch services. Adverse events with respect to any of our component suppliers, service providers or launch providers could also result in the delay of the design, construction or launch of our satellites. General economic conditions may also affect the ability of our suppliers, service providers and launch providers to provide services on commercially reasonable terms or to fulfill their obligations in terms of manufacturing schedules, launch dates, pricing, or other items. Even where alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers or service providers, and this could result in difficulties or delays in the design, construction or launch of our satellites. Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to establish supply relationships for necessary components and may be required to develop alternative relationships with different component suppliers, which could delay the introduction of our products, increase the costs for components more than anticipated, and negatively impact our business.

We purchase components for the manufacturing of our satellites from third party suppliers and depend on those suppliers to deliver to the contracted specifications in order for us to maintain and grow our fleet of satellites and offerings. We may experience difficulties if these suppliers do not meet their obligations to deliver and support this equipment or if they are unable to supply the required components for new satellite designs. If such suppliers are unable to supply the required components, we will need to engage in new supply relationships. Given the technical and sophisticated nature of the components we utilize, there is a limited number of suppliers we could use. Further, making such a change in suppliers could take time and could result in us having increased costs or force us to make design changes that impact other components or capabilities of the satellites. As a result of the foregoing, any change in supply relationships could have a material adverse effect on our business, financial condition and results of operations.

The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers, vendors, and partners are operating our businesses, and the duration and extent to which this will negatively impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic, which has continued to spread, and the related adverse public health developments, including travel restrictions and bans, quarantines, shelter-in-place orders, and mandated business closures, have adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. The ongoing COVID-19 pandemic has also disrupted the normal operations of many businesses, including ours and those of our customers, vendors, and partners. For example, in response to the initial outbreak of COVID-19, we took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices and transitioning to a primarily remote working environment, and canceling participation in various industry events.

The ongoing COVID-19 pandemic, as well as intensified measures undertaken from time to time in various countries and territories to contain the spread of COVID-19, including variants thereof, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, negatively impact collections of accounts receivable, and negatively impact the financial markets and therefore our ability to raise additional capital for our business, all of which could adversely affect our business, results of operations, and financial condition.

Further, the sales cycle for a new customer of our technology and services has lengthened since the beginning of the pandemic and could lengthen further, resulting in a potentially longer delay between increasing operating expenses and the generation of corresponding revenue, if any. The COVID-19 pandemic also presents challenges as a significant percentage of our workforce is currently working remotely and assisting new and existing customers who are also generally working remotely.

Any of the negative impacts of the ongoing COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our business and operations, results of operations, financial condition, and cash flows. Any of these negative impacts, alone or in combination with others, also could exacerbate many of the other risk factors discussed in this section. The full extent to which the COVID-19 pandemic will negatively affect our business and operations, results of operations, financial condition, and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including the scope, severity, and duration of the pandemic, the spread of more viral or deadly variants of the virus, and actions taken by governmental authorities and other third parties in response to the pandemic.

We have limited experience with respect to determining the optimal prices and pricing structures for our products and services, which may impact our financial results.

We expect that we may need to change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product mix, pricing studies or changes in how data analytics are employed by organizations. Similarly, as we introduce new products and services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products and services to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, operating results, and financial condition.

For example, we generally establish fixed price subscription contracts for our imaging services, the revenue for which is recognized on a straight-line basis over the term of the contract, based on usage by customer over time, or to a lesser degree, up front based on transfer of access to the imagery to the customer. If we fail to accurately forecast the cost of such contracts, especially for those contracts with unlimited downloads, if we fail to complete our contractual obligations in a manner consistent with the terms of the contract or if we fix the price for some projects too low for the services we ultimately provide, we could adversely affect our overall profitability and/or revenue opportunity, which could have a material adverse effect on our business, financial condition, and results of operations.

The loss of one or more of our key personnel, or our failure to attract, hire, retain and train other highly qualified personnel in the future, could harm our business, financial condition and results of operations.

We currently depend on the continued services and performance of our key personnel and management team. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of management as well as our engineering, marketing, sales, and product development personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

In addition, the maintenance and development of our platform requires individuals with significant experience in aerospace engineering, mechanical engineering and software engineering. Further, our ability to successfully execute strategic initiatives, such as expanding our salesforce, will be dependent on our ability to hire and retain a sufficient number of individuals with the appropriate capabilities and level of experience. If we do not succeed in attracting, retaining and motivating highly qualified personnel, our business may be seriously harmed. Further, we also face significant competition for employees, particularly in the San Francisco Bay Area where our headquarters are located, and as a result, skilled employees in this competitive geographic location can often command higher compensation and may be difficult to hire.

Further, we have in the past, and may in future, lose a number of employees as a result of one or more employees leaving and encouraging others to join them. If this were to occur again, it could seriously harm our business.

As we become a larger company, we may find our recruiting efforts more challenging. The incentives to attract, retain and motivate employees provided by our equity compensation or by future arrangements, such as through cash bonuses, may not be as effective as in the past. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively and our business, financial condition and results of operations could be harmed.

Further, given our reliance on stock-based compensation, any volatility in stock price may impact our ability to retain and attract top talent over time given the competition for strong talent within technology organizations, or could result in additional compensation related expenses and greater dilution to our current stockholders.

We believe our long-term value as a company will be greater if we focus on growth, which may negatively impact our profitability.

We have experienced rapid growth and demand for our services since inception as a result of our focus on growth. The growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. We are required to manage multiple relations with various large customers, suppliers, regulatory authorities and other third parties. In the event of further growth of our operations or in the number of our third-party relationships, our computer systems, procedures or internal controls may not be adequate to support our operations and our management may not be able to manage any such growth effectively. To effectively manage our growth, we must continue to implement and improve our operational, financial and management information systems and to expand, train and manage our employee base.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our products and platform.

We must expand our sales and marketing organization to increase our sales to new and existing customers. We plan to continue expanding our direct sales force, both domestically and internationally, particularly our direct enterprise sales organization focused on sales to the world’s largest organizations. It may require significant time and resources to effectively onboard new sales and marketing personnel, and an increasingly remote workforce could result in less effective, more operationally complicated, or lengthier onboarding processes. We also plan to dedicate significant resources to sales and marketing programs that are focused on these large organizations. Once a new customer begins using our platform, our sales team will need to continue to focus on expanding consumption with that customer. All of these efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenues and accounts receivable.

Significant portions of our revenue and accounts receivable are concentrated with a limited number of customers. For the fiscal year ended January 31, 2022, one customer accounted for 11% of revenue. As of January 31, 2022, four customers accounted for 23%, 14%, 12% and 10% of accounts receivable, respectively. Further, accounts receivable are typically unsecured and are thus subject to the increased risk of us being unable to collect on overdue amounts.

While we intend to increase the number of customers using our platform, we believe it is possible that our revenue and our operating results in the near term will continue to depend on sales to a small number of customers. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by decisions of these customers or any other significant customer to cancel their agreements with us or otherwise no longer use our services. In addition, if we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

Our business is capital intensive and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate and grow our business.

We have experienced net losses and negative cash flows used in operations. We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this report. However, the implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to developments in our business and opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures. Historically, we have funded our operations and capital expenditures primarily through sales of our preferred stock, supplemented by loans from financial institutions. No assurances can be given that our available funds and cash flow from operations will be sufficient to meet our cash needs for the future, or that we will not require additional equity or debt financing. In addition, if one of our satellite launches fail or if our satellites need to be replaced, there is no assurance of insurance recovery or the timing thereof and we may need to exhaust or significantly draw upon our available debt facilities or obtain additional financing. If we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including our financial performance and general market conditions, including any impact the COVID-19 pandemic, inflation or rising interest rates or other global events that may have on general market conditions or the capital markets specifically. Declines in our expected future revenues under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit and access to the capital markets. Other factors that could impact the availability and cost to us of external financing include the amount of debt in our current or future capital structure, activities associated with strategic initiatives, the health of our satellites, the success or failure of our planned launches, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by potential lenders and may result in less access to the capital markets. Long-term disruptions in the capital or credit markets as a result of uncertainty or recession, changing or increased regulation or failures of significant financial institutions could adversely affect our access to capital. A deterioration in our financial performance or general market conditions could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available and, in either case, could result in our deferring or reducing capital expenditures including on new or replacement satellites. In addition, sustained or increased economic weaknesses or pressures or new economic conditions may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions and/or the development, design, acquisition and construction of new satellites. We cannot predict with any certainty whether or not we will be impacted by economic conditions. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock and our stockholders may experience dilution.

We have experienced, and expect to continue to experience, seasonality in our business and fluctuations in our operating results due to usage-based contracts.

We have experienced, and expect to continue to experience, seasonality in our business and fluctuations in our operating results due to usage-based contracts. For example, we typically have customers who increase their usage of our data services when they need more frequent data monitoring over broader areas during peak agricultural seasons, during natural disaster events, or when commodity prices are at certain levels. These customers may expand their usage and then subsequently scale back. We believe that the seasonal trends that we have experienced in the past may occur in the future. To the extent that we experience seasonality, it may impact our operating results and financial metrics, as well as our ability to forecast future operating results and financial metrics. Additionally, when we introduce new products to the market, we may not have sufficient experience in selling certain products to determine if demand for these products is or will be subject to material seasonality.

Technological developments or other changes in our industry could render our satellites, or any of their components, less competitive or obsolete, which may seriously harm our business.

Our industry is characterized by rapidly evolving technology and evolving customer demands. These technological developments require us to integrate new technology into our satellites. Our competitors may develop or acquire alternative and competing technologies, which could allow them to create new and disruptive imaging satellites or other associated technology. The risk from the introduction of superior competing satellite technologies is particularly exacerbated in our industry as it can take months to years to deploy any new satellites. As a result, if any technological change or change in customer demands renders our satellites or products obsolete or insufficient, even if we are able to develop and deploy new technologies to compete and meet such demands, it would take substantial time until such satellites are operational. As a result of the foregoing, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and customer demands and compete effectively. Our failure to improve our satellites in a timely manner may seriously harm our business. In addition, if the components we use to manufacture our satellites were to become obsolete due to technological change or other factors, it could lead to inventory obsolescence, which may lead to inventory impairment charges. Further, it takes significant time to manufacture new components and if any of our inventory were to become obsolete, it would take a while before we could build new satellites. This delay in building new satellites could seriously harm our business.

We may face exposure to foreign currency exchange rate fluctuations.

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. We expect our non-U.S. operations to continue to grow in the near term and we are continually monitoring our foreign currency exposure to determine if we should consider a hedging program. Today, our non-U.S. contracts are denominated in either U.S. dollars or local currency, while our non-U.S. operating expenses are often denominated in local currencies. Additionally, as we expand our non-U.S. operations, a larger portion of our operating expenses may be denominated in local currencies. Therefore, increases in the value of the U.S. dollar and decreases in the value of foreign currencies could result in the dollar equivalent of our revenues being lower.

We rely upon third-party providers of cloud-based infrastructure to host our products. Any disruption in the operations of these third-party providers, limitations on capacity or interference with our use could adversely affect our business, financial condition and results of operations.

We outsource substantially all of the infrastructure relating to our cloud-accessible products to third-party hosting services. Our cloud-based products depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure may be caused by human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. A prolonged service disruption affecting our cloud-based solution for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

In the event that our service agreements with our third-party hosting services are terminated, or there is a lapse of service, elimination of services or features that we utilize, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our platform as well as significant delays and additional expense in arranging or creating new facilities and services and/or re-architecting our cloud solution for deployment on a different cloud infrastructure service provider, which could adversely affect our business, financial condition and results of operations.

Our business depends on a strong brand. If we are not able to maintain and enhance our brand, our ability to retain or expand our base of customers will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Planet” brand is critical to expanding our base of customers and current and future partners. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the “Planet” brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our continued ability to provide high quality products and services, which we may not do successfully.

In addition, we receive a high degree of media coverage, including social media coverage, around the world. If such media coverage presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information regarding Planet, such coverage could damage our reputation in the industry and with current and potential customers, employees, and investors, and our business, financial condition, results of operations, and growth prospects could be adversely affected.

We may be subject to certain risks as a mission-driven company, including stockholder activism.

We believe that a critical contributor to our success has been our mission to use space to help life on Earth, by imaging the world every day and making global change visible, accessible, and actionable. This mission is a significant part of our business strategy and who we are as a company. However, we may make decisions regarding our business and products in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions are consistent with the mission. Although we expect that our commitment to the mission will, accordingly, improve our financial performance over the long term, these decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, which could harm our business, revenue and financial results.

As such, we may in the future be subjected to litigation by those that disagree with aspects of our mission or features of our platforms that we have developed in support of our mission, as well as stockholder activism by investors who disagree with the management of our business. Responding to these actions could be costly and time-consuming, disrupt our business and operations and divert the attention of our management. Furthermore, uncertainties associated with such activities could negatively impact our ability to execute our strategic plan, retain customers and skilled employees and affect long-term growth. In addition, such activities may cause our stock price to fluctuate based on temporary or speculative market perceptions that do not necessarily reflect our business operations.

If we cannot maintain our company culture as we grow, our success and our business and competitive position may be harmed.

We believe our culture has been a key contributor to our success to date and that the critical nature of the platform that we provide promotes a sense of greater purpose and fulfillment in our employees. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. As we grow and develop the infrastructure of a public company, we may find it difficult to maintain these important aspects of our culture. If we fail to maintain our company culture, our business and competitive position may be harmed.

Limited insurance coverage and availability may prevent us from obtaining insurance to cover all risks of loss.

We intend to insure certain satellites in our constellation and certain launches to the extent that insurance is available at acceptable premiums. This insurance will not protect us against all losses to our satellites due to specified exclusions, deductibles and material change limitations, and it may be difficult to insure against certain risks, including a partial deterioration in satellite performance and satellite re-entry.

Although we intend to obtain and maintain insurance for our operating satellites and certain launches, any determination we make as to whether to obtain insurance coverage will depend on a variety of factors, including the availability of insurance in the market, the cost of available insurance and the redundancy of our operating satellites. Higher premiums on insurance policies will increase our costs and consequently reduce our operating income by the amount of such increased premiums. If the terms of in-orbit insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all. Even if obtained, our in-orbit operations insurance will not cover any loss in revenue incurred as a result of a partial or total satellite loss.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results of operations, our key metrics discussed elsewhere in our public filings, and other metrics that analysts use to evaluate our business, have fluctuated in the past and may vary significantly in the future. Quarter-to-quarter comparisons of our operating results and other key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our Class A common stock could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

•the impact of an economic downturn or market volatility, including the current downturn caused by the COVID-19 pandemic, geopolitical tensions, inflation or rising interest rates, on our business and the businesses of our customers, prospective customers and partners;
•our ability to attract new customers;
•our customer renewal and adoption rates, and our ability to expand use of our platform by existing customers;
•the timing and rate at which we sign agreements with customers, including the impact of cost reduction measures, delayed purchasing decisions or prolonged sales cycles at prospective or existing customers as a result of the effects of the COVID-19 pandemic and other factors outside of our control;
•the contract value of agreements with customers;
•fluctuations in revenue associated with customer contracts that are consumption-based;
•the addition or loss of large customers, including through acquisitions or consolidations;
•the timing of recognition of revenue;
•the amount and timing of operating expenses;
•changes in our pricing policies or those of our competitors;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•the timing and success of new product features, updates, and enhancements by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;
•a significant portion of our revenue is recognized ratably over the term of the contract with the customer, with some contracts’ terms being several years long and, as a result, any downturn or upturn in sales may not be immediately reflected in our results of operations;
•the financial condition and creditworthiness of our customers, including greater unpredictability in our customers’ willingness or ability to timely pay for subscriptions to our platform as a result of the COVID-19 pandemic, geopolitical tensions, inflation or rising interest rates;
•the timing of expenses related to the development or possible acquisition and integration of technologies or businesses and potential future charges for impairment of goodwill and long-lived assets from acquired companies;
•our ability to achieve and sustain a level of liquidity sufficient to grow and support our business and operations;
•network outages, technical difficulties or interruptions affecting the delivery and use of our platform or actual or perceived security breaches;
•any adverse litigation, judgments, settlements, or other litigation-related costs;

•our ability to attract and/or retain talent necessary to the successful delivery of our business objective;
•changes in the legislative or regulatory environment;
•the effects of global pandemics, such as the ongoing COVID-19 pandemic;
•the effects of acts of terrorism, war or political instability, both domestically and internationally, including the current events involving Russia and Ukraine, as well as any sanctions or resulting geopolitical tensions, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions; and
•general economic, industry, market and geopolitical conditions and uncertainty, both domestically and internationally.

Risks Related to Our Intellectual Property

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our intellectual property and proprietary rights. However, we may fail to enter into all necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our intellectual property and proprietary rights, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have filed applications for certain aspects of our intellectual property in the United States and other countries. However, third parties may knowingly or unknowingly infringe our intellectual property and proprietary rights, third parties may challenge intellectual property and proprietary rights held by us, pending and future copyright, trademark and patent applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. We have asserted, and in the future may continue to assert, our intellectual property rights against third parties. If the protection of our intellectual property and proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

We may be, in the future, party to intellectual property rights claims and other litigation which are expensive to support, and if resolved adversely, could have a significant impact on us.

Companies in technology industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and grow our business, the possibility of intellectual property rights claims against us will likely grow. In addition, we may be subject to claims that we have wrongfully hired an employee from a competitor, or that our employees, consultants, independent contractors, or advisors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers. Our technologies may not be able to withstand any third-party claims or rights against their use. We may in the future be subject to litigation on the foregoing grounds or other grounds. The costs of supporting such litigation are considerable, and there can be no assurances that a favorable outcome will be obtained. We may be required to settle such litigation on terms that are unfavorable to us. Similarly, if any litigation to which we may be a party fails to settle and we go to trial, we may be subject to an unfavorable judgment which may not be reversible upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations or require the payment of substantial amounts to the other party. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense. Our business and results of operations could be materially and adversely affected as a result of the occurrence of any of the foregoing.

We currently have a number of agreements in effect pursuant to which we have agreed to defend, indemnify and hold harmless our customers, suppliers and other partners from damages and costs which may arise from the infringement of intellectual property rights. The scope of these indemnity obligations varies, but may, in some instances, include indemnification for damages and expenses, including attorneys’ fees. Any claim for indemnification by our partners could materially and adversely affect our business and results of operations.

If we use open source software inconsistent with our policies and procedures or the license terms applicable to such software, we could be subject to demands to release portions of our source code, legal expenses, damages, or costly remediation or disruption to our business.

We use open source software in our platform. From time to time, companies that use open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Additionally, while we have policies and procedures in place designed to govern our use of open source software, there is a risk that we may incorporate open source software with onerous licensing terms, including the obligation to make our source code available for others to use or modify without compensation to us, or inadvertently use open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. If we receive an allegation that we have violated an open source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the open source software or publicly release certain portions of our proprietary source code, or be required to comply with onerous license restrictions, all of which could have a material impact on our business. Even in the absence of a claim, if we discover the use of open source software inconsistent with our policies, we could expend significant time and resources to replace the open source software or obtain a commercial license, if available. All of these risks are heightened by the fact that the ownership of open source software can be uncertain, leading to litigation, and many of the licenses applicable to open source software have not been interpreted by courts, and these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. Any use of open source software inconsistent with our policies or licensing terms could harm our business and financial position.

Risks Related to Legal, Regulatory, Accounting, and Tax Matters

We operate in a highly regulated industry and government regulations may adversely affect our ability to sell our services, may increase the expense of such services or otherwise limit our ability to operate or grow our business.

Our industry is highly regulated due to the sensitive nature of satellite technology. The laws and regulations governing our business and operations, including the distribution of satellite imagery, may change in the future. Additionally, there are certain environmental risks involved in the operation of our ground stations, manufacturing of our satellites and potential for orbital debris. To the extent that governments impose restrictions or additional regulations to address regulation of satellite technology or any environmental concerns regarding our business activities, we may be required to alter our business operations to comply with such changes. Our ability to sell our products and services on a global basis may also be reduced or restricted due to increased U.S., E.U. or other government regulations. This risk is heightened by the geopolitical relevance of our data, which can shed light on sensitive operations around the globe. Moreover, we may face lawsuits or incur liability as a result of the imagery we make available through our products and services. In any of these cases, our business and operating results may be materially and adversely affected.

Failure to obtain or maintain regulatory approvals and/or adhere to regulatory requirements could result in service interruptions or could impede us from executing our business plan. The following list summarizes the material regulatory approvals we need to maintain and the various regulatory requirements our satellite operations must adhere to, as well as certain impacts these regulatory approvals and requirements can have on our business and operations. Regulatory frameworks and our products evolve over time and thus additional material regulatory approvals could develop in the future.

NOAA Approvals. Our business requires licenses from the National Oceanic and Atmospheric Administration (“NOAA”). Under our NOAA licenses and NOAA rules and requirements, the U.S. government has the right to interrupt service or limit our ability to distribute satellite images when foreign policy or U.S. national security interests are affected. Additionally, we must obtain NOAA approval for changes to material facts in our NOAA licenses. Should we not obtain necessary licenses or approvals in a timely manner, our products and services may not be competitive.

Canadian Approvals. As a foreign operator of remote sensing system ground stations in Canada, we are required to obtain the relevant licenses from Global Affairs Canada (“GAC”). Should we not obtain necessary licenses or approvals in a timely manner or fail to maintain existing licenses or approvals, our products and services may be impacted. Distribution of RapidEye archive imagery and SPOT imagery within Canada is subject to oversight by GAC. If any such imagery covers a restricted Area of Interest, it can only be provided to a “Five Eyes Government”, unless prior approval is obtained from GAC. GAC is under no obligation to grant such approvals and has sole discretion to alter the list of restricted Areas of Interest. Such restrictions may reduce the competitiveness of the RapidEye archive imagery offerings and SPOT imagery distribution within Canada.

Export Approvals. Satellite, launch integration and ground station equipment, know-how and related technology are controlled under export control regulations known as International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations (“EAR”). Pursuant to ITAR or EAR, we, or our suppliers, must obtain export licenses from the Department of State or Department of Commerce, and in some cases from foreign government agencies, in order to hire non-U.S. persons for certain technical roles, export satellite or ground station equipment and related technology to non-U.S. locations, or exchange certain types of technical information with non-U.S. persons. Export licenses can take up to three months or longer to be processed, and neither the Department of State, Department of Commerce, nor any corresponding foreign government agency is obligated to approve any license application. Changes in the export controls laws or regulations or U.S. government licensing policies, or our inability or the inability of our suppliers to get required export approvals for equipment and technology, could materially affect our business as currently expected.

FCC Approvals. Our operation of satellites and ground terminals also requires licenses from the Federal Communications Commission (the “FCC”). The FCC regulates the launch and operation of our satellites, the use of the radiofrequency spectrum used by our satellites and the licensing of our ground terminals located within the United States. We are also subject to the FCC’s rules and regulations and the terms of our licenses, which require us to comply with various operating conditions and requirements. As conditions and requirements to our licenses, we are required to share spectrum with other users and to coordinate our spectrum use with other satellite operators, including certain agencies of the U.S. federal government, to avoid interference to or from other satellites. The results of coordination may adversely affect our use of our satellites using certain frequencies, as well as the type of applications or services that we can accommodate. Further, our radio frequency operations may be subject to harmful interference from new or modified spectrum uses. While the FCC generally renews licenses routinely, there can be no assurance that our licenses will be renewed at their expiration dates on favorable terms or without adverse conditions. Failure to renew these licenses could have a material and adverse effect on our ability to generate revenue and conduct our business as currently expected. Moreover, should we not obtain necessary licenses or approvals for new operations in a timely manner, we may not be able to expand our operations, products, and services.

Other International Registration and Approvals. The use of satellite frequency spectrum and orbital positions internationally is subject to the rules and requirements of the International Telecommunication Union (“ITU”). Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to ground terminals within such countries. The FCC has coordinated the operations for each of our satellites pursuant to the ITU requirements. Coordination of our satellites with other satellite systems is required by the ITU to help prevent harmful radio frequency interference from or into existing or planned satellite operations.

Planet or its vendors must secure necessary licenses and operational authority to use the required spectrum in each country into which we will downlink high-resolution commercial Earth imagery. If Planet or its vendors are not successful in obtaining the necessary approvals, we will not be able to downlink imagery in those foreign locations. Our inability to obtain the necessary foreign licenses or authorizations could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.

The rules and regulations of these regulatory authorities are subject to change and may not continue to permit our operations as currently conducted or as we plan to conduct them. For example, the FCC has an open notice of proposed rulemaking relating to mitigation of orbital debris, which could affect us and our operations, including by requiring us to redesign our satellites, incur operational burdens, and/or assume increases in production and launch costs.

We are subject to the requirements of the National Industrial Security Program Operating Manual for the facility security clearance of our subsidiary, Planet Labs Federal, Inc., which is a prerequisite to our ability to perform services requiring classified personnel for the U.S. government.

A facility security clearance is required for a company to perform on classified contracts for the U.S. Department of Defense and certain other agencies of the U.S. government. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual (“NISPOM”), which specifies the requirements for the protection of classified information released or disclosed in connection with classified U.S. government contracts.

We require certain facility and personnel security clearances to perform our classified U.S. government related business. As such, we must comply with the requirements of the NISPOM and any other applicable U.S. government industrial security regulations. If we were to violate the terms and requirements of the NISPOM or any other applicable U.S. government industrial security regulations (which apply to us under the terms of classified contracts), our cleared facility could lose its facility security clearance. Further, obtaining and maintaining security clearances for employees involves a lengthy process and it can be difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, our ability to perform the work under the contract may be negatively affected, and the customer whose work requires cleared employees could terminate the contract or decide not to renew it upon its expiration.

We cannot be certain that we will be able to maintain our facility security clearance. If for some reason our facility security clearance is invalidated or terminated, we would not be able to continue to perform on classified contracts at that facility and would not be able to enter into new classified contracts, which could adversely affect our revenues. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to classified information, loss of a U.S. government contract, or potentially debarment as a government contractor. The inability to obtain and maintain our facility security clearance would have a material adverse effect on our business, financial condition and operating results.

Further, we are limited in our ability to provide specific information about any classified programs that we may participate in, their risks, or any disputes or claims relating to such programs. As a result, investors have less insight into our classified programs than our other businesses and therefore less ability to fully evaluate the risks related to our classified business or our business overall.

We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business and sales to the public sector, we may engage with business partners and third-party intermediaries to market our products and to obtain necessary permits, licenses, and other regulatory approvals. In addition, we or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities.

While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable laws, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

Detecting, investigating, and resolving actual or alleged violations can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution or other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed or if we do not prevail in any possible civil or criminal litigation, our business could be harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. Enforcement actions and sanctions could further harm our business.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, operating results and financial condition. For example, we are subject to governmental trade sanctions laws, and export and import controls, that could impair our ability to compete and subject us to liability if we are not in full compliance with applicable laws. In addition, U.S. export controls and economic sanctions prohibit the provision of certain products and services to countries, governments, and persons targeted by U.S. sanctions, which may change over time. Specifically, U.S. sanctions that have been or may be imposed as a result of global events, such as the events involving Russia and Ukraine, may impact our ability to continue business activities with people and entities covered by such sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges.

We are also exposed to the risk of fraud, misconduct or other improper activities by our employees, consultants, advisors and partners, as well as third parties that we may use from time to time to perform services or act on our behalf. Misconduct by these parties could include intentional failures to comply with the applicable laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. Specifically, it may be the case that one or more of such parties fail to adhere to our policies or violate applicable federal, state, local, and international laws, including but not limited to, those related to corruption, bribery, economic sanctions, insider trading and export/import controls. Despite the significant challenges in asserting and maintaining control and compliance by these parties, we may be held liable for such parties’ actions. Such liabilities may create harm to our reputation, inhibit our plans for expansion, or lead to extensive liability either to private parties or government regulators, which could adversely impact our business, results of operations, and financial condition.

Our policies regarding customer confidential information and support for individual privacy and civil liberties could cause us to experience adverse business and reputational consequences.

We strive to protect our customers’ confidential information and individuals’ privacy consistent with applicable laws, directives, and regulations. Consequently, we endeavor to not provide information about our customers to third parties without legal process. From time to time, government entities may seek our assistance with obtaining information about our customers or could request that we modify our platforms in a manner to permit access or monitoring. In light of our confidentiality and privacy commitments, we may legally challenge law enforcement or other government requests to provide information, to obtain encryption keys, or to modify or weaken encryption. To the extent that we do not provide assistance to or comply with requests from government entities, or if we challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences among certain customers, regulators, or portions of the public. Conversely, to the extent that we do provide such assistance, or do not challenge those requests publicly in court, we may experience adverse political, business, and reputational consequences from other customers, regulators, or portions of the public arising from concerns over privacy or the government’s activities.

We could be subject to changes in tax rates or the adoption of new tax legislation, whether in or out of the United States, or could otherwise have exposure to additional tax liabilities, which could harm our business.

As a multinational business, we are subject to income and other taxes in both the United States and various foreign jurisdictions. Changes to tax laws or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate and reduce our cash flow from operating activities, and otherwise have a material adverse effect on our financial condition. In addition, other factors or events, including business combinations and investment transactions, changes in stock-based compensation, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our effective tax rate. Our tax filings are subject to review or audit by the U.S. Internal Revenue Service (the “IRS”) and state, local and foreign taxing authorities. We may also be liable for taxes in connection with businesses we acquire. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could harm our business.

Our results of operations may be harmed if we are required to collect sales and use, gross receipts, value added, or similar taxes for our products in jurisdictions where we have not historically done so.

Sales and use, value added, goods and services, and similar tax laws and rates vary greatly by jurisdiction. Our customers can be located in one jurisdiction, utilize our products through our network equipment in a different jurisdiction, and pay us from an account located in a third jurisdiction. This divergence, along with the jurisdiction-by-jurisdiction variance in tax laws, causes significant uncertainty in the tax treatment of our business. There is further uncertainty as to what constitutes sufficient physical presence or nexus for a national, state, or local jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet, and there is also uncertainty as to whether our characterization of our network and products as not taxable in certain jurisdictions will be accepted by national, state, and local taxing authorities. In determining our tax filing obligations, management has made judgments regarding whether our activities in a jurisdiction rise to the level of taxability. These judgments may prove inaccurate, and one or more states or countries may seek to impose additional sales, use, or other tax collection obligations on us, including for past sales by us. It is possible that we could face sales tax audits and that our liability for these taxes could exceed our estimates as state and other tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our network and products could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our network and products, or otherwise harm our business, results of operations, and financial condition.

We may not be able to utilize a significant portion of our net operating losses, which could adversely affect our potential profitability.

Under Section 382 and 383 of the Internal Revenue Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and other tax attributes to offset future taxable income or income tax. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (many of which are outside our control). If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock then we may not be able to utilize a material portion of our net operating losses prior to their expiration, even if we were to achieve profitability. To the extent we are not able to offset future taxable income with our net operating losses, our net income and cash flows may be adversely affected.

Additional Risks Related to Ownership of Our Securities and Operating as a Public Company

The price of our Class A common stock and warrants may be volatile.

The price of our Class A common stock, as well as any outstanding warrants, may fluctuate due to a variety of factors, including:

•changes in the industries in which we and our customers operate;
•any disruptions or delays in the launch and deployment of our satellites;
•any damage or impairment to our constellation of satellites;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale of any of their shares of our Class A common stock;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving the combined company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale;
•general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, inflation, local and national elections, fuel prices, international currency fluctuations and corruption; and
•acts of terrorism, war or political instability, both domestically and internationally, including the current events involving Russia and Ukraine, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions.

The stock markets in general have experienced extreme price and volume volatility often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A common stock and warrants, and securities of other companies in our industry, often without regard to the operating performance of the affected companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results, financial condition and reputation. In addition, the Business Combination resulted in our merging with a special purpose acquisition company (“SPAC”), which can cause additional volatility in the price of our Class A common stock and warrants. There has also been increased focus by government agencies on transactions such as the Business Combination in the last year, and we expect that increased focus to continue, and we may be subject to increased scrutiny by the SEC, other government agencies and holders of our securities, as a result.

These market and industry factors may materially reduce the market price of our Class A common stock and warrants regardless of our operating performance.

We have broad discretion in how we use the net proceeds from the Business Combination, and we may not use them effectively.

Our management has broad discretion in applying the net proceeds we received upon consummation of the Business Combination. We may use the net proceeds for general corporate purposes, including working capital, operating expenses, and capital expenditures, and we may use a portion of the net proceeds to acquire complementary businesses, products, offerings, or technologies. We may also spend or invest these proceeds in a way with which our stockholders disagree. If our management fails to use these funds effectively, our business could be seriously harmed.

The multi-class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder and Chief Strategy Officer and Co-Founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Shares of our Class B common stock have 20 votes per share, while shares our Class A common stock have one vote per share. William Marshall and Robert Schingler, Jr. (the “Planet Founders”) hold all of the issued and outstanding shares of our Class B common stock. Accordingly, the Planet Founders hold over approximately 63% of the voting power of our capital stock and are able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Additionally, the Planet Founders received additional shares of Class B common stock for any contingent consideration issued in respect of their ownership of Former Planet Class B common stock held immediately prior to the Business Combination. The Planet Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Planet, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Planet, and might ultimately affect the market price of shares of our Class A common stock.

We cannot predict the impact our multi-class structure may have on the stock price of our Class A common stock.

We cannot predict whether our multi-class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our multi-class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the multi-class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. As a result, the market price of shares of our Class A common stock could be adversely affected.

If securities or industry analysts either do not publish research about us, or publish inaccurate or unfavorable research about us, our business, or our market, or, if such analysts change their recommendations regarding our Class A common stock adversely, the trading price or trading volume of our Class A common stock could decline.

The trading market for our Class A common stock can be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our Class A common stock, provide more favorable recommendations about our competitors, or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our Class A common stock to decline.

We do not intend to pay cash dividends for the foreseeable future.

We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.

Future resales of Class A common stock may cause the market price of our securities to drop significantly, even if our business is doing well.

Following the consummation of the Business Combination and subject to certain exceptions, dMY Sponsor IV, LLC (“dMY Sponsor”) and certain of the former stockholders of Former Planet are contractually restricted from selling or transferring any of their shares of Class A common stock (not including the shares of Class A common stock issued in the PIPE Investment pursuant to the terms of the Subscription Agreements or purchased in the public market) for certain periods of time.

However, following the expiration of each lockup, the applicable stockholders will not be restricted from selling shares of our Class A common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our Class A common stock in the public market could occur at any time.

As restrictions on resale end and registration statements filed by us from time to time are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our Class A common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

We may redeem the unexpired outstanding public warrants prior to their exercise at a time that is disadvantageous to the warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption; provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise the redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force holders to (i) exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) sell the warrants at the then-current market price when the holder might otherwise wish to hold onto such warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by their initial purchasers or their permitted transferees.

We also have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that the closing price of our Class A common stock equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption; provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. The value received upon exercise of the warrants (i) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (ii) may not compensate the holders for the value of the warrants, including because the number of shares of Class A common stock received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

In the event we determine to redeem the public warrants, holders of our redeemable warrants would be notified of such redemption as described in the Warrant Agreement, dated March 4, 2021, between the Company and Continental Stock Transfer & Trust Company (the “Warrant Agreement”). Specifically, in the event that we elect to redeem all of the redeemable warrants as described above, the Company shall fix a date for the redemption (the “Redemption Date”). Notice of redemption shall be mailed by first class mail, postage prepaid, by Planet not less than 30 days prior to the Redemption Date to the registered holders of the redeemable warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the Warrant Agreement shall be conclusively presumed to have been duly given whether or not the registered holder received such notice. In addition, beneficial owners of the redeemable warrants will be notified of such redemption via our posting of the redemption notice to the Depository Trust Company.

In addition, we may redeem the outstanding public warrants after they become exercisable for a number of shares of our Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case the holder would lose any potential embedded value from a subsequent increase in the value of our Class A common stock had such holder’s warrants remained outstanding.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without warrant holder approval.

Our warrants were issued in registered form under the Warrant Agreement. The Warrant Agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the Warrant Agreement to the description of the terms of the warrants and the Warrant Agreement set forth in our public filings, (ii) adjusting the provisions relating to cash dividends on shares of common stock as contemplated by and in accordance with the Warrant Agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the Warrant Agreement as the parties to the Warrant Agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of the public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.

The Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

The Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the Warrant Agreement, including under the Securities Act of 1933, as amended (the “Securities Act”), will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the Warrant Agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in the Warrant Agreement. If any action, the subject matter of which is within the scope the forum provisions of the Warrant Agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Warrant Agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Delaware law and provisions in our Charter and our Bylaws could make a takeover proposal more difficult.

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our Certificate of Incorporation (“Charter”) and our bylaws (“Bylaws”) could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of Class A common stock held by our stockholders. These provisions provide for, among other things:

•the ability of our board of directors to issue one or more series of preferred stock;
•the fact that we are a public benefit corporation, as discussed below;
•certain limitations on convening special stockholder meetings;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and
•a multi-class common stock structure with 20 votes per share of our Class B common stock, providing the Planet Founders the ability to control the outcome of matters requiring stockholder approval, even though the Planet Founders own less than a majority of the outstanding shares of our capital stock.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire Planet, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions that our stockholders desire. See “Description of Securities.”

We operate as a Delaware public benefit corporation. As a public benefit corporation, we cannot provide any assurance that we will achieve our public benefit purpose.

As a public benefit corporation, we are required to produce a public benefit or benefits and to operate in a responsible and sustainable manner, balancing our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit or benefits identified by our Charter. There is no assurance that we will achieve our public benefit purpose or that the expected positive impact from being a public benefit corporation will be realized, which could have a material adverse effect on our reputation, which in turn may have a material adverse effect on our business, results of operations and financial condition.

As a public benefit corporation, we are required, under Section 366 of the Delaware General Corporation Law (“DGCL”), to publicly disclose a report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our Charter and our Bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

In addition, as permitted by Section 145 of the DGCL, our Bylaws and our indemnification agreements that we have entered or intend to enter into with our directors and officers provide that:

•we will indemnify our directors and officers to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, in our discretion, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required to advance expenses, as incurred, to our directors and officers in connection with defending a proceeding, except that such directors or officers will undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•we may not retroactively amend the provisions in our Bylaws to reduce our indemnification obligations to directors, officers, employees, and agents.

While we have procured directors’ and officers’ liability insurance policies, such insurance policies may not be available to us in the future at a reasonable rate, may not cover all potential claims for indemnification, and may not be adequate to indemnify us for all liability that may be imposed.

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with Planet or our directors, officers or other employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, any (i) derivative action, suit or proceeding brought on our behalf; (ii) any action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former director, officer, stockholder or other employee to Planet or our stockholders; (iii) action, suit or proceeding asserting a claim against us or any director or officer arising pursuant to any provision of the DGCL, the Charter or the Bylaws (as either may be amended from time to time); or (iv) any action, suit or proceeding asserting a claim against us or any of our director or officer governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware or other state courts of the State of Delaware. Subject to the foregoing, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our Charter. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Alternatively, if a court were to find these provisions of our Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

As a public benefit corporation, our focus on a specific public benefit purpose and producing a positive effect for society may negatively impact our financial performance.

Unlike traditional corporations, which have a fiduciary duty to focus exclusively on maximizing stockholder value, our directors have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by Planet’s actions.

Therefore, we may take actions that we believe will be in the best interests of those stakeholders materially affected by our specific benefit purpose, even if those actions do not maximize our financial results. While we intend for this public benefit designation and obligation to provide an overall net benefit to us and our customers, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe it expects or at all, yet may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation and complying with our related obligations could have a material adverse effect on our business, results of operations and financial condition, which in turn could cause our stock price to decline.

As a public benefit corporation, we are less attractive as a takeover target than a traditional company would be and, therefore, your ability to realize your investment through an acquisition may be limited. Under our Charter, we cannot merge or consolidate with another entity if, as a result of such merger or consolidation, the surviving entity’s charter does not contain the identical provisions identifying the public benefit or public benefits, unless the transaction receives approval from two-thirds of the target public benefit corporation’s outstanding voting shares. Additionally, public benefit corporations may also not be attractive targets for activists or hedge fund investors because new directors would still have to consider and give appropriate weight to the public benefit along with shareholder value, and shareholders committed to the public benefit can enforce this through derivative suits. Further, by requiring that board of directors of public benefit corporations to consider additional constituencies other than maximizing shareholder value, Delaware public benefit corporation law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors.

Our directors have a duty to consider not only our stockholders’ interests, but also our specific public benefit and the interests of other stakeholders affected by our actions. If a conflict between such interests arises, there is no guarantee such a conflict would be resolved in favor of our stockholders.

While directors of traditional corporations are required to make decisions they believe to be in the best interests of their stockholders, directors of a public benefit corporation have a duty to consider not only the stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by the company’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. Thus, unlike traditional corporations which must focus exclusively on stockholder value, our directors are not merely permitted, but obligated, to consider our specific public benefit and the interests of other stakeholders. In the event of a conflict between the interests of our stockholders and the interests of our specific public benefit or our other stakeholders, our directors must only make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our business, results of operations and financial condition, which in turn could cause our stock price to decline.

As a Delaware public benefit corporation, we may be subject to increased derivative litigation concerning our duty to balance stockholder and public benefit interest, the occurrence of which may have an adverse impact on our financial condition and results of operations.

Stockholders of a Delaware public benefit corporation with shares listed on a national securities exchange (if they, individually or collectively, own at least two percent of the company’s outstanding shares or shares of the corporation with a market value of at least $2,000,000 as of the date the action is instituted) are entitled to file a derivative lawsuit claiming the directors failed to balance stockholder and public benefit interests. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased derivative litigation, which would require the attention of our management, and, as a result, may adversely impact our management’s ability to effectively execute our strategy. Additionally, any such derivative litigation may be costly, which may have an adverse impact on our financial condition and results of operations.

The obligations associated with being a public company involve significant expenses and require significant resources and management attention, which may divert from our business operations.

As a public company, we are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Exchange Act requires the filing of annual, quarterly and current reports with respect to a public company’s business and financial condition. The Sarbanes-Oxley Act requires, among other things, that a public company establish and maintain effective internal controls over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur as a private company.

These rules and regulations will result in us incurring substantial legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations will likely make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

In addition, most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. As such, our management team may not effectively or efficiently manage these new obligations or constituents. Further, these new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

If we fail to maintain effective internal controls over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Any material weaknesses in our internal controls may adversely affect our ability to record, process, summarize and accurately report timely financial information and, as a result, our consolidated financial statements may contain material misstatements or omissions.

Specifically, if our revenue and other accounting or tax systems do not operate as intended and in accordance with public company standards or do not scale with anticipated growth in our business, the effectiveness of our internal controls over financial reporting could be adversely affected. Any failure to develop, implement, or maintain effective internal controls related to our revenue and other accounting or tax systems and associated reporting could result in the identification of a material weakness in our internal controls and could materially adversely affect our business, results of operations, and financial condition or cause us to fail to meet our reporting obligations. Further, the identification of a material weakness could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition and otherwise have a material adverse effect on our business, financial condition, cash flow or results of operations.

We have incurred, and expect to continue to incur, costs related to implementing an internal audit and compliance function to further improve our internal control environment.

Compliance obligations under the Sarbanes-Oxley Act require substantial financial and management resources and increase the time and costs of completing a business combination.

The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of privately held companies. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us. If we are not able to implement the requirements of Section 404, including any additional requirements once we are no longer an emerging growth company, in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our Class A common stock. Additionally, once we are no longer an emerging growth company, we will be required to comply with the independent registered public accounting firm attestation requirement on our internal controls over financial reporting.

We anticipate that the process of building our accounting and financial functions and infrastructure will continue to require significant additional professional fees, internal costs and management efforts. For example, we expect that we will need to implement new systems to enhance and streamline the management of our financial, accounting, human resources and other functions. Such systems will likely require us to complete many processes and procedures for the effective use of the systems, which may result in substantial costs. Any disruptions or difficulties in implementing or using these systems could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our systems of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares of Class A common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used.

General Risk Factors

Our past and future acquisitions will require significant management attention. Our acquisitions could disrupt our business, dilute stockholder value or adversely affect our operating results.

As part of our business strategy, we may make investments in complementary companies, products or technologies, and these acquisitions could pose challenges or risks. In this regard, we have made strategic acquisitions, including the acquisition of the BlackBridge group of companies in September 2015, the Terra Bella business from Google in April 2017, Boundless Spatial in March 2019 and VanderSat in December 2021. We do not know if we will be able to complete any future acquisitions or successfully integrate any acquired business, operate it profitably or retain its key employees. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance, and could distract our management. If we fail to successfully integrate the assets, technologies and employees from any acquired business, our revenue and operating results could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Further, any debt we incur to complete an acquisition could result in increased fixed obligations and include certain covenants that could impede our ability to manage our operations. Alternatively, if we use equity to finance any acquisitions, it could dilute our current stockholders.

Issues in the use of artificial intelligence, including machine learning and computer vision (together, “AI”), in our geospatial data and analytics platforms may result in reputational harm or liability.

AI is enabled by or integrated into some of our geospatial data and analytics platforms and is a growing element of our business offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Data sets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their purported or real impact on our financial condition and operations or the financial condition and operations of our customers, we may experience competitive harm, legal liability and brand or reputational harm.

Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.

We derive revenue principally from licensing rights to use imagery that is delivered digitally to our customers through our online platform. Our imagery licensing agreements vary by contract, but generally have annual or multi-year contractual terms. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief, including as a result of the impacts and disruptions caused by the COVID-19 pandemic or other global events, and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our business, results of operations and financial condition.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. For example, recent new standards issued by the FASB that could materially impact our consolidated financial statements include certain changes to accounting for leases. We may adopt one or more of these standards retrospectively to prior periods, and the adoption may result in an adverse change to previously reported results. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and could require our financial management to devote significant time and resources to implementing those changes.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our public filings, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition, stock-based compensation, and income taxes.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is located in San Francisco, California and consists of approximately 65,000 square feet, in which all satellite manufacturing, testing, and R&D occurs. Our European offices are located in Berlin, Germany and Haarlem, Netherlands, and consist of approximately 1,400 and 523 square meters, respectively. Our European offices host portions of our sales and marketing, software engineering, and satellite operation functions. We also have an approximately 3,000 square foot Washington, D.C. office that serves as the corporate headquarters for Planet Federal.

Our office buildings are leased over various lease terms extending into calendar year 2023. We believe that our office space is adequate for our current needs and should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings

In the ordinary course of business, we are involved in various pending and threatened litigation matters. In the future, we may be subject to additional legal proceedings, the scope and severity of which is unknown and could adversely affect our business. In addition, from time to time, we may receive letters or other forms of communication asserting claims against us. We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class A common stock and warrants are listed on the NYSE under the symbols “PL” and “PL WS,” respectively. From March 9, 2021 until the consummation of the Business Combination, dMY IV’s units, Class A common stock and public warrants were publicly traded on the NYSE under the symbols “DMYQ.U ”, “DMYQ ” and “DMYQ WS,” respectively.

Holders

On April 11, 2022, the numbers of record holders of the Company’s Class A common stock, Class B common stock and warrants were 179, 2 and 1, respectively. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore, do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations our board of directors deems relevant.

Stock Performance Graph

The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10‑K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

The graph below illustrates the total return from December 7, 2021, which was the first day our Class A common stock began trading after the closing of Business Combination, through January 31, 2022, for (i) our Class A common stock, (ii) the Nasdaq Composite Index (“Nasdaq Composite”), and (iii) the Nasdaq Computer Index (“Nasdaq Computer”). The graph assumes that $100 was invested on December 7, 2021 in each of our Class A common stock, the Nasdaq Composite, and the Nasdaq Computer, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Planet Labs PBC Class A common stock, the NASDAQ Composite Index and the NASDAQ Computer Index
$110
$100
$90
$80
$70
$60
$50
$40
12/7/21
12/21
1/22
Planet Labs PBC
NASDAQ Composite
NASDAQ Computer

	12/7/21	12/31/21	1/31/22
Planet Labs PBC Class A common stock	$100.00	$56.89	$56.43
NASDAQ Composite	$100.00	$100.74	$91.72
NASDAQ Computer	$100.00	$101.49	$93.73

Recent sales of unregistered securities; use of proceeds from registered securities.

Recent Sales of Unregistered Securities

On December 13, 2021, we consummated the previously announced acquisition of all of the equity interest of VanderSat, for an aggregate purchase price of approximately $10.0 million in cash and 1,900,739 shares of our Class A common stock. The foregoing securities were issued in a transaction not involving an underwriter and not requiring registration under Section 5 of the Securities Act, in reliance on the exemption afforded by Section 4(a)(2) thereof, as a transaction by an issuer not involving a public offering.

Use of Proceeds

On March 9, 2021, dMY IV consummated an initial public offering (the “Initial Public Offering”) of 34,500,000 units, each consisting of one Class A common stock, $0.0001 par value, and one-fifth of one redeemable warrant (the “Units”). The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating gross proceeds of $345,000,000. dMY IV incurred offering costs of approximately $19.6 million (including deferred underwriting commissions of approximately $12.1 million). Goldman Sachs & Co., LLC acted as sole book-running manager, and Needham & Co., LLC acted as co-manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-253209). The SEC declared the registration statement effective on March 4, 2021. The funds from the initial public offering were used as consideration for the Business Combination.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None, other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of restricted stock awards.

Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PLANET
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Planet Labs PBC. The MD&A is provided as a supplement and should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements” of this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part I, Item 1A, “Risk Factors” of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Business and Overview
Our mission is to use space to help life on Earth, by imaging the world every day and making global change visible, accessible, and actionable. Our platform includes imagery, insights, and machine learning that empower companies, governments, and communities around the world to make timely decisions about our evolving world.

As a public benefit corporation, our purpose is to accelerate humanity toward a more sustainable, secure, and prosperous world, by illuminating the most important forms of environmental and social change.

We deliver a differentiated data set: a new image of the entire Earth landmass every day. To collect this powerful data set, we design, build and operate hundreds of satellites, making our fleet the largest Earth observation fleet of satellites in history. Our daily stream of proprietary data and machine learning analytics, delivered through our cloud-native platform, helps companies, governments and civil society use satellite imagery to discover insights as change happens.

To help further our mission, we have developed advanced satellite technology that increases the cost performance of each satellite. This has enabled us to launch large fleets of satellites at lower cost and in turn record over 2,000 images on average for every point on Earth’s landmass, a non-replicable historical archive for analytics, machine learning, and insights. We have advanced data processing capabilities that enable us to produce “AI-ready” data sets. As this data set continues to grow, we believe its value to our customers will further increase.

We currently serve over 700 customers across large commercial and government verticals, including agriculture, mapping, forestry, finance and insurance, as well as federal, state, and local government bodies. Our products serve a variety of diverse customer needs. For example, our products help farmers make decisions that result in significant increases in their harvests, while using fewer resources, by timely alerting them to changes happening within their fields. Governments use our data to help deliver public services more effectively in disaster response. Mapping companies use our data to keep online maps up to date. Also, journalists and human rights organizations use our data to uncover and report the truth about events in hard-to-reach places.

Our proprietary data set and analytics are delivered pursuant to subscription and usage-based data licensing agreements and are accessed by our customers through our online platform and subscription APIs. We believe our efficient cost structure, one-to-many business model and differentiated data set have enabled us to grow our customer base across multiple vertical markets. As of January 31, 2022, our EoP Customer Count was 770 customers, which represented a 25% year-over-year growth when compared to January 31, 2021. Our EoP Customer Count has grown quarter-over-quarter for every quarter in the prior two years. For a definition of EoP Customer Count see the section titled “Key Operational and Business Metrics.” Over 90% of our customers sign annual or multiyear contracts, with an average contract length of approximately 2 years, weighted on an annual contract value basis.
The Business Combination
On July 7, 2021, Planet Labs Inc. (“Former Planet”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with dMY Technology Group, Inc. IV (“dMY IV”), a special purpose acquisition company (“SPAC”) incorporated in Delaware on December 15, 2020, Photon Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of dMY IV (“First Merger Sub”), and Photon Merger Sub Two, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of dMY IV (“Second Merger Sub”). Pursuant to the Merger Agreement, upon the favorable vote of dMY IV’s stockholders on December 3, 2021, on December 7, 2021, First Merger Sub merged with and into Former Planet (the “Surviving Corporation”), with Former Planet surviving the merger as a wholly owned subsidiary of dMY IV (the “First Merger”), and pursuant to Former Planet’s election immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation merged with and into dMY IV, with dMY IV surviving the merger (the “Business Combination”). Following the completion of the Business Combination, dMY IV was renamed Planet Labs PBC.

The Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Under the guidance in Accounting Standard Codification (“ASC”) 805, Business Combinations, dMY IV was treated as the “acquired” company for financial reporting purposes. Former Planet was deemed to be the accounting predecessor of the combined business, and Planet Labs PBC, as the parent company of the combined business, is the successor SEC registrant, meaning that our reported consolidated assets, liabilities and results of operations prior to the Business Combination are those of Former Planet.
Upon the closing of the Business Combination, we received aggregate gross proceeds of $590.4 million, including $252.0 million in gross proceeds from a Private Investment in Public Equity financing (“PIPE Investment”) which closed substantially simultaneously with the Business Combination. We paid approximately $57.2 million of transaction expenses in connection with the Business Combination. We also repaid our existing debt of approximately $67.1 million, including repayment fees associated with the debt of approximately $2.0 million and accrued interest, after the Business Combination was consummated. In addition, immediately prior to the effective time of the Business Combination, Former Planet’s outstanding convertible notes were automatically converted into shares of Class A common stock, and as such, the converted convertible notes are no longer outstanding and ceased to exist at the effective time of the Business Combination.

As a result of the Business Combination, we are an SEC-registered company listed on the NYSE which requires us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal, and administrative resources, including increased personnel costs, audit and other professional service fees. Our results of operations and statements of financial position may not be comparable between periods as a result of the Business Combination described above.

Impact of COVID-19
COVID-19 continues to spread throughout the United States and other parts of the world and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place” and quarantine restrictions. We have taken measures to protect the health and safety of our employees, including shifting many employees to remote work. We have also worked with our customers and suppliers to minimize disruptions, and we support our community in addressing the challenges posed by this ongoing global pandemic.

The COVID-19 pandemic has generally disrupted the operations of our vendors, customers, and prospective customers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets, or other harm to their business and financial results. This disruption could result in a reduction to information technology budgets, delayed purchasing decisions, longer sales cycles, extended payment terms, the timing of payments, and postponed or canceled projects, all of which could negatively impact our business and operating results, including sales and cash flows. The ultimate impact of COVID-19, including the impact of any new strains or variants of the virus, on our financial and operating results is unknown and will depend on the length of time that the disruptions to our vendors, customers and prospective customers exist. The full extent of the impact of COVID-19 is unknown but we do not expect the COVID-19 pandemic to have a material impact on our business going forward.

Our Business Model
We primarily generate revenue through selling licenses to our data and analytics to customers over an entirely cloud-based platform via fixed price subscription and usage-based contracts. Data licensing subscriptions and minimum commitment usage-based contracts provide a large recurring revenue base for our business with a low incremental cost to serve each additional customer. Payment terms of our customer agreements are most commonly in advance on an either quarterly or annual basis, although a small number of large contracts have required payment terms quarterly in arrears. We also generate an immaterial amount of revenue from sales of third-party imagery, professional services, and customer support.

We employ a “land-and-expand” go-to-market strategy with the goal to deliver increasing value to our customers and generate more revenue with each customer over time by expanding the scope of the services we offer. We work closely with our customers and partners to enable their early success, both from an account management and technical management perspective. Deeper adoption from our customers comes in many forms, including more users, more area coverage, and more advanced software analytics capabilities.

Two key elements of our growth strategy include scaling in existing verticals and expanding into new verticals.

Scaling in Existing Verticals:
We plan to invest in sales, marketing and software solutions to drive our expansion within our existing customer base and further penetrate verticals that are early adopters of geospatial data, such as Civil Government, Agriculture, Defense & Intelligence, and Mapping. In addition, we plan to invest in expanding the analytic tools we make available to these customers with the goal of increasing the services we provide to these customers and more deeply embed our data and analytics into their business intelligence systems.
Expansion into New Verticals:
We plan to invest in our software engineering teams to develop solutions to address use cases in emerging markets in our industry such as Energy & Infrastructure, Finance & Insurance, and Consumer Packaged Goods. In addition, to expand our reach within vertical markets, we intend to leverage our open data platform with specific vertical partners to deliver vertical market-specific solutions. We believe our increased investment in developing software analytics solutions has the potential to accelerate the usage of our data and analytics across broader audiences.
Factors Affecting the Results of Operations
We believe that our financial condition and result of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Form 10-K titled “Risk Factors.”
Continuing to Acquire New Customers
Attracting new customers is an important factor affecting our future growth and operating performance. We believe our ability to attract customers will be driven by our ability to continue to improve our data and offer software and analytic solutions that make our data easier to consume and integrate into our customers’ workflows, our success in offering new data sets and products to solve customer problems, increases in our global sales presence and increases in our marketing investments. We plan to invest in making our data more digestible and accessible to non-technical business users and build solutions to address more use cases and expand our addressable market. As a result of this strategy, we anticipate our research and development expenditures will increase in the near term. In addition, to expand our reach with customers, we intend to partner with independent software vendors and solution providers who are building vertical market-specific solutions. While we have customers and partners today in many markets, we believe that our increased investment in developing software analytics solutions has the potential to accelerate the usage of our data and analytics across broader audiences.
Retention and Expansion of Existing Customers
We are focused on increasing customer retention and expanding revenue with existing customers because this will affect our financial results, including revenues, gross profit, operating loss, and operating cash flows. To increase customer retention and expansion of revenue from existing customers, we are making a number of investments in our operations. Areas of investment that affect customer retention and expansion include our customer success function, continuous improvements to our existing data, and the software tools and analytic tools that make our data easier to consume. Additionally, customer retention and expansion is driven by the speed with which our customers realize the value of our data once they become customers, our ability to cross-sell our different products to our existing customers and our ability to offer new products to our customers. As a result of the foregoing, we anticipate our cost of revenue, operating expenses, and capital expenditures will continue to increase and consequently, we are likely to experience losses in the near term, delaying our ability to achieve profitability and adversely affecting cash flows.
Developing New Sensors and Data Sets
We expect that our ability to provide new data sets through new sensors and new proprietary data will be an important factor for our long-term growth and future market penetration. We believe offering new data sets and fusing new data sets with our existing data sets will enable us to deliver greater value to our existing customers and help us attract new customers. This may require significant investment in technology and personnel and result in increased research and development costs as well as costs of revenue.

Investment Decisions
We regularly review our existing customers and target markets to determine where we should invest in our product and technology roadmap, both for our space systems engineering to enable new geospatial coverage models, as well as our software engineering focused on providing sophisticated analytics models and tools to service an expanding set of markets and use cases. Our financial performance relies heavily on effective balance between driving continued growth, maintaining technology leadership, and improving margins across the business.
Seasonality
We have experienced, and expect to continue to experience, seasonality in our business and fluctuations in our operating results due to customer behavior, buying patterns and usage-based contracts. For example, we typically have customers who increase their usage of our data services when they need more frequent data monitoring over broader areas during peak agricultural seasons, during natural disasters or other global events, or when commodity prices are at certain levels. These customers may expand their usage and then subsequently scale back. We believe that the seasonal trends that we have experienced in the past may occur in the future. To the extent that we experience seasonality, it may impact our operating results and financial metrics, as well as our ability to forecast future operating results and financial metrics. Additionally, when we introduce new products to the market, we may not have sufficient experience in selling certain products to determine if demand for these products are or will be subject to material seasonality.

Key Operational and Business Metrics
In addition to the measures presented in our consolidated financial statements, we use the following key operational and business metrics to evaluate our business, measure our performance, develop financial forecasts, and make strategic decisions.

	Year Ended January 31,
	2022	2021	2020
Net Dollar Retention Rate	108%	113%	102%
Net Dollar Retention Rate including Winbacks	116%	117%	103%
EoP Customer Count	770	618	442
% Recurring	92%	92%	88%
Capital Expenditures as Percentage of Revenue	11%	27%	25%
ACV and EoP ACV Book of Business
In connection with the calculation of several of the key operational and business metrics we utilize, we calculate Annual Contract Value (“ACV”) for contracts of one year or greater as the total amount of value that a customer has contracted to pay for the most recent 12 month period for the contract. For short-term contracts (contracts less than 12 months), ACV is equal to total contract value.

We also calculate EoP ACV Book of Business in connection with the calculation of several of the key operational and business metrics we utilize. We define EoP ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts. Active contracts exclude any contract that has been canceled, expired prior to the last day of the period without renewing, or for any other reason is not expected to generate revenue in the subsequent period. For contracts ending on the last day of the period, the ACV is either updated to reflect the ACV of the renewed contract or, if the contract has not yet renewed or extended, the ACV is excluded from the EoP ACV Book of Business. We do not annualize short-term contracts in calculating our EoP ACV Book of Business. We calculate the ACV of usage-based contracts based on the committed contracted revenue or the revenue achieved on the usage-based contract in the prior 12-month period.

Net Dollar Retention Rate
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate decreased to 108% for the fiscal year ended January 31, 2022, as compared to 113% for the fiscal year ended January 31, 2021, primarily due to the lower renewal value of a large government contract and the discontinuation of services to a government customer that ceased to exist beginning in August 2021. Net Dollar Retention Rate increased to 113% for the fiscal year ended January 31, 2021, as compared to 102% for the fiscal year ended January 31, 2020, due to our success in upselling and cross-selling to our existing customers during the period, as well as a reduction in customers with contract lengths less than one year.

Net Dollar Retention Rate including Winbacks
We report on two metrics for net dollar retention—net retention excluding winbacks and including winbacks. A winback is a previously existing customer who was inactive at the start of the fiscal year, but has reactivated during the same fiscal year period. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is assumed as a new customer. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks decreased to 116% for the fiscal year ended January 31, 2022 as compared to 117% for the fiscal year ended January 31, 2021. The Net Dollar Retention including winbacks as of January 31, 2022 was primarily impacted by the discontinuation of services to a government customer that ceased to exist beginning in August 2021.
EoP Customer Count
We define EoP Customer Count as the total count of all existing customers at the end of the period. We define existing customers as customers with an active contract with Planet at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with Planet, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count increased to 770 as of January 31, 2022, as compared to 618 as of January 31, 2021. The EoP Customer Count increased to 618 as of January 31, 2021, as compared to 442 as of January 31, 2020. These increases were primarily attributable to the increased demand for our data.

Percent of Recurring ACV
Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts divided by the total dollar value of all contracts in our ACV Book of Business at a specific point in time. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV stayed constant at 92% for the fiscal year ended January 31, 2022, as compared to 92% for the fiscal year ended January 31, 2021. Percent of Recurring ACV increased to 92% for the fiscal year ended January 31, 2021, as compared to 88% for the fiscal year ended January 31, 2020. The increase for the fiscal year ended January 31, 2021 was primarily attributable to scaling our business models towards subscription and annual commitment usage sales.
Capital Expenditures as a Percentage of Revenue
We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue decreased to 11% for the fiscal year ended January 31, 2022, as compared to 27% for the fiscal year ended January 31, 2021. The decrease was primarily attributable to the fact that our high-resolution satellite constellation was completed during the fiscal year ended January 31, 2021; therefore capital expenditures in the fiscal year ended January 31, 2022, were primarily associated with the replenishment of our lower cost PlanetScope satellites. Capital Expenditures as a Percentage of Revenue increased to 27% for the fiscal year ended January 31, 2021, as compared to 25% for the fiscal year ended January 31, 2020. The increase was primarily attributable to an increase in capital expenditures related to the launch of high-resolution satellites.
Components of Results of Operations
Revenue
We derive revenue principally from licensing rights to use our imagery that is delivered digitally through our online platform in addition to providing related services. Imagery licensing agreements vary by contract, but generally have annual or multi-year contractual terms. The data licenses are generally purchased via a fixed price contract on a subscription or usage basis, whereby a customer pays for access to our imagery or derived imagery data that may be downloaded over a specific period of time, or, less frequently, on a transactional basis, whereby the customer pays for individual content licenses.

We also provide an immaterial amount of other services to customers, including professional services such as training, analytical services, research and development services to third parties, and other value-added activities related to our imagery, data and technology. These revenues are recognized as the services are rendered, on a proportional performance basis for fixed price contracts or ratably over the contract term for subscription professional services and analytics contracts. Training revenues are recognized as the services are performed.
Cost of Revenue
Cost of revenue consists of employee-related costs of performing account and data provisioning, customer support, satellite and engineering operations, as well as the costs of operating and retrieving information from the satellites, processing and storing the data retrieved, third party imagery expenses, depreciation of satellites and ground stations, and the amortization of capitalized internal-use software related to creating imagery provided to customers. Employee-related costs include salaries, benefits, bonuses and stock-based compensation. To a lesser extent, cost of revenue includes costs from professional services, including costs paid to subcontractors and certain third-party fees.

We expect cost of revenue to continue to increase as we invest in our delivery organization and future product sets that will likely require higher compute capacity. As we continue to grow our subscription revenue contracts and increase the revenue associated with our analytic capabilities, we anticipate further economies of scale on our satellites and other infrastructure costs as we incur lower marginal cost with each new customer we add to our platform.
Research and Development
Research and development expenditures primarily include personnel related expenses for employees and consultants, hardware costs, supplies costs, contractor fees and administrative expenses. Employee-related costs include salaries, benefits, bonuses and stock-based compensation. Expenses classified as research and development are expensed as incurred and attributable to advancing technology research, platform and infrastructure development and the research and development of new product iterations.

We continue to iterate on the design of our satellites and the capabilities of our automated operations to optimize for efficiency and technical capability of each satellite. Satellite costs associated with the design, manufacturing, launch, and commissioning of experimental satellites or other space related research and development activities are expensed as incurred.

We intend to continue to invest in our software platform development, machine learning and analytic tools and applications and new satellite technologies for both the satellite fleet operations and data collection capabilities to drive incremental value to our existing customers and to enable us to expand our traction in emerging markets and with new customers. As a result of the foregoing, we expect research and development expenditures to increase in future periods.
Sales and Marketing
Sales and marketing expenditures primarily include costs incurred to market and distribute our products. Such costs include expenses related to advertising and conferences, sales commissions, salaries, benefits and stock-based compensation for our sales and marketing personnel and sales office expenses. Sales and marketing costs are expensed as incurred.

We intend to continue to invest in our selling and marketing capabilities in the future and expect this expense to increase in future periods as we look to upsell new product features and expand into new market verticals. Selling and marketing expenses as a percentage of total revenue may fluctuate from period to period based on total revenue and the timing of our investments.
General and Administrative
General and administrative expenses include personnel-related expenses and facilities-related costs primarily for our executive, finance, accounting, legal and human resources functions. General and administrative expenses also include fees for professional services principally consisting of legal, audit, tax, and insurance, as well as executive management expenses. General and administrative expenses are expensed as incurred.

We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations, and professional services. As a result, we expect that our general and administrative expenses will increase in future periods and vary from period to period as a percentage of revenue, but we expect to realize operating scale with respect to these expenses over time as we grow our revenue.
Debt Extinguishment gain (loss)
Debt extinguishment gain (loss) reflects the gains or losses associated with the extinguishment of debt or incurred in connection with our early repayment of debt.
Interest Expense
Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt issuance costs for our loans. Our debt as of January 31, 2021 included loans with Venture Lending & Leasing, Inc. (“Venture”), an affiliate of Western Technology Investment and our Credit Agreement with Silicon Valley Bank (“SVB”) and Hercules Capital, Inc. (“Hercules”). We repaid our debt with SVB and Hercules of $67.1 million, including the outstanding principal, accrued interest and repayment fees, upon completion of the Business Combination.
Change in fair value of convertible notes and warrant liabilities
Change in fair value of liabilities includes the change in fair value of warrant liabilities, including the change in fair value of the public and private placement warrant liabilities assumed in connection with the Business Combination, and the change in fair value of our convertible notes, which converted into Class A common stock in connection with the Business Combination. We expect to incur other incremental income or expense for fair value adjustments resulting from warrant liabilities that remain outstanding.
Other Income (Expenses), net
Other income (expenses), net, consists of interest income earned and net gains or losses on foreign currency. Other income (expenses), net for the fiscal year ended January 31, 2022 includes transaction costs associated with the public and private placement warrants assumed in connection with the Business Combination.
Provision for Income Taxes
Our income tax provision consists of an estimate for U.S. federal and state income taxes, as well as those foreign jurisdictions where we have business operations, based on enacted tax rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities, and changes in the tax law. We believe that it is more likely than not that the majority of the U.S. and foreign deferred tax assets will not be realized. Accordingly, we recorded a valuation allowance against our deferred tax assets in these jurisdictions.

Results of Operations
Year Ended January 31, 2022 Compared to Year Ended January 31, 2021
The following table sets forth a summary of our consolidated results of operations for the years indicated and the changes between such periods.

	Year Ended January 31,		$	%
(in thousands, except percentages)	2022	2021	Change	Change
Revenue	$131,209	$113,168	$18,041	16%
Cost of revenue	82,987	87,383	(4,396)	(5)%
Gross profit	48,222	25,785	22,437	87%
Operating expenses
Research and development	66,684	43,825	22,859	52%
Sales and marketing	52,917	37,268	15,649	42%
General and administrative	56,672	32,134	24,538	76%
Total operating expenses	176,273	113,227	63,046	56%
Loss from operations	(128,051)	(87,442)	(40,609)	46%
Debt extinguishment gain (loss)	(1,690)	673	(2,363)	(351)%
Interest expense	(8,772)	(9,447)	675	(7)%
Change in fair value of convertible notes and warrant liabilities	5,726	(30,053)	35,779	(119)%
Other income (expense), net	(2,227)	239	(2,466)	(1032)%
Total other expense, net	(6,963)	(38,588)	31,625	(82)%
Loss before provision for income taxes	(135,014)	(126,030)	(8,984)	7%
Provision for income taxes	2,110	1,073	1,037	97%
Net loss	$(137,124)	$(127,103)	$(10,021)	8%
Revenue
Revenue increased $18.0 million, or 16%, to $131.2 million for the fiscal year ended January 31, 2022 from $113.2 million for the fiscal year ended January 31, 2021. The increase was due, in part, to a significant customer contract in Europe which resulted in an $11.3 million increase in revenue for the fiscal year ended January 31, 2022, the significant expansion of a U.S. civil government contract during the same period, and an increase in total customers worldwide. Total customers increased approximately 25% to 770 as of January 31, 2022 from an EoP Customer Count of 618 as of January 31, 2021. The increase in total customers and the associated revenue from those customers was largely due to our investment in expanding our sales and marketing teams. These increases in revenue were partially offset by the timing of renewals, as well as the restructuring of a significant customer contract that expired at the end of December 2020, resulting in a decrease in revenue of approximately $7.6 million for the fiscal year ended January 31, 2022.

Cost of Revenue
Cost of revenue decreased $4.4 million, or 5%, to $83.0 million for the fiscal year ended January 31, 2022, from $87.4 million for the fiscal year ended January 31, 2021. The decrease was primarily due to a $17.4 million decrease in depreciation expense, mainly associated with reduced satellite depreciation expense as a result of an increase in the estimated useful life of certain of our high resolution satellites from six years to nine years. See Note 2 in our consolidated financial statements included elsewhere in this Form 10-K for information on the change in estimate. The decrease was partially offset by an increase in hosting costs of $6.4 million associated with an increase in archive data costs and the growth of our customer base, a $4.5 million increase in salaries and related personnel costs associated with an increase in headcount and a $1.4 million increase in stock-based compensation expenses.

Research and Development
Research and development expenses increased $22.9 million, or 52%, to $66.7 million for the fiscal year ended January 31, 2022, from $43.8 million for the fiscal year ended January 31, 2021. The increase was partially due to an increase of $11.8 million in stock-based compensation expenses primarily due to restricted stock unit awards subject to both time-based service and liquidity event vesting requirements that met the liquidity event requirement upon the closing of the Business Combination. The increase was also partially due to an increase of $7.0 million in costs associated with our software and product development teams as a result of an increase in headcount and program expenses.

Sales and Marketing
Sales and marketing expenses increased $15.6 million, or 42%, to $52.9 million, for the fiscal year ended January 31, 2022, from $37.3 million for the fiscal year ended January 31, 2021. The increase was partially due to an increase of $6.2 million in stock-based compensation expenses primarily due to restricted stock unit awards subject to both time-based service and liquidity event vesting requirements that met the liquidity event requirement upon the closing of the Business Combination. The increase was also partially due to an increase of $4.2 million for headcount, commissions and program expenses and an increase of $3.8 million in marketing program expenses, primarily related to events.
General and Administrative
General and administrative expenses increased $24.5 million, or 76%, to $56.7 million for the fiscal year ended January 31, 2022, from $32.1 million for the fiscal year ended January 31, 2021. The increase was partially due to an increase of $8.3 million in stock-based compensation expenses primarily due to restricted stock unit awards subject to both time-based service and liquidity event vesting requirements that met the liquidity event requirement upon the closing of the Business Combination. The increase was also partially due to an increase of finance and accounting costs of $5.5 million, primarily due to accounting and consultant fees and employee personnel costs, an increase of $2.3 million in legal fees, including costs related to acquisition activities, and an increase of $1.8 million in directors’ and officers’ insurance.

Debt Extinguishment Gain (Loss)
Debt extinguishment loss for the fiscal year ended January 31, 2022 reflects the loss realized upon the repayment of all amounts owed under the credit agreement with SVB and Hercules in connection with the Business Combination.
Debt extinguishment gain for the fiscal year ended January 31, 2021 reflects the gain realized upon the repayment of a portion of our borrowings under our Venture Tranche B loans.

Interest Expense
Interest expense decreased $0.7 million, or 7% to $8.8 million for the fiscal year ended January 31, 2022, from $9.4 million for the fiscal year ended January 31, 2021. The decrease in interest expense is primarily due to the repayment of all amounts owed under the credit agreement with SVB and Hercules in connection with the Business Combination.
Change in fair value of convertible notes and warrant liabilities
The change in fair value of convertible notes and warrant liabilities increased $35.8 million to a gain of $5.7 million for the fiscal year ended January 31, 2022, from a loss of $30.1 million for the fiscal year ended 2021.
The change in fair value of convertible notes and warrant liabilities during the fiscal year ended January 31, 2022 includes a loss of $13.1 million due to the revaluation of the 2020 convertible promissory notes and our Venture Tranche B convertible note upon conversion to Class A common stock in connection with the Business Combination transactions, a loss of $12.1 million due to revaluations of liability classified Series B and Series D preferred stock warrants that converted to Class A common stock warrants in connection with the Business Combination, offset by a gain of $31.0 million due to the revaluation of the public and private placement warrants assumed in connection with the Business Combination.
The change in fair value of convertible notes and warrant liabilities for the fiscal year ended January 31, 2021 reflects a $24.4 million loss due to the revaluation of the 2020 convertible promissory notes, a $0.7 million loss due to the revaluation of our Venture Tranche B convertible note, and a $4.9 million loss due to the revaluation of the liability classified Series B and Series D preferred stock warrants.
Other Income (Expense), net
Other expense of $2.2 million for the fiscal year ended January 31, 2022 represents $2.2 million of transaction costs associated with the public and private placement warrants assumed in connection with the Business Combination.
Other income of $0.2 million for the fiscal years ended January 31, 2021 primarily reflects realized and unrealized foreign currency exchange gains and losses.
Provision for Income Taxes
Provision for income taxes increased $1.0 million or 97% to $2.1 million for the fiscal year ended January 31, 2022, from $1.1 million for the fiscal year ended January 31, 2021. For the fiscal year ended January 31, 2022, the income tax expense was primarily driven by the current tax on foreign earnings. For the fiscal year ended January 31, 2021, the income tax expense was primarily driven by the foreign withholding taxes. The effective tax rate for the fiscal year ended January 31, 2022 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences. The effective tax rate for the fiscal year ended January 31, 2021 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and the tax impact of the non-deductible revaluation loss on our convertible debts.

Year Ended January 31, 2021 Compared to Year Ended January 31, 2020
The following table sets forth a summary of our consolidated results of operations for the years indicated, and the changes between such periods.

	Year Ended January 31,		$	%
(in thousands, except percentages)	2021	2020	Change	Change
Revenue	$113,168	$95,736	$17,432	18%
Cost of revenue	87,383	102,393	(15,010)	(15)%
Gross profit	25,785	(6,657)	32,442	(487)%
Operating expenses
Research and development	43,825	37,871	5,954	16%
Sales and marketing	37,268	34,913	2,355	7%
General and administrative	32,134	27,019	5,115	19%
Total operating expenses	113,227	99,803	13,424	13%
Loss from operations	(87,442)	(106,460)	19,018	(18)%
Debt extinguishment gain (loss)	673	(11,529)	12,202	(106)%
Interest expense	(9,447)	(6,946)	(2,501)	36%
Change in fair value of convertible notes and warrant liabilities	(30,053)	207	(30,260)	(14,618)%
Other income (expense), net	239	1,144	(905)	(79)%
Total other expense, net	(38,588)	(17,124)	(21,464)	125%
Loss before provision for income taxes	(126,030)	(123,584)	(2,446)	2%
Provision for income taxes	1,073	130	943	725%
Net loss	$(127,103)	$(123,714)	$(3,389)	3%

Revenue
Revenue increased $17.4 million, or 18%, to $113.2 million for the fiscal year ended January 31, 2021 from $95.7 million for the fiscal year ended January 31, 2020. The increase in revenue for the fiscal year ended January 31, 2021, as compared to the fiscal year ended January 31, 2020, is primarily attributable to an increase in the value of our existing customer contracts and an increase in new customer contracts. EoP Customer Count increased approximately 40% from 442 as of January 31, 2020 to 618 as of January 31, 2021. The increase in revenue and EoP Customer Count was largely due to our expanded marketing efforts, investment in new high resolution data offerings, investments in analytic capabilities, and expansion of our commercial sales team globally.
Cost of Revenue
Cost of revenue decreased $15.0 million, or 15%, to $87.4 million for the fiscal year ended January 31, 2021, from $102.4 million for the fiscal year ended January 31, 2020. The decrease in cost of revenue is driven by a $13.9 million decrease in depreciation and amortization expense year-over-year, in large part due to a reduction in satellite depreciation related to our RapidEye fleet of satellites. Our RapidEye satellite fleet reached the end of its useful life in March 2020 and did not require replacement as customers were able to transition to our PlanetScope products. This resulted in a $7.6 million decrease in depreciation and amortization for the fiscal year ended January 31, 2021. The end of life of the RapidEye fleet also resulted in a $1.5 million decrease in ground station costs. These decreases were offset in part by an increase in hosting costs of $2.6 million resulting from the increase in archive data and current data accessed by our growing customer base.

Research and Development
Research and development expenses increased $6.0 million, or 16%, to $43.8 million for the fiscal year ended January 31, 2021, from $37.9 million for the fiscal year ended January 31, 2020. The increase in research and development expense is primarily due to an employee and personnel cost increase of $6.9 million in the fiscal year ended January 31, 2021, as compared to the fiscal year ended January 31, 2020, which resulted from an increase in headcount in both our space systems and software development teams.
Sales and Marketing
Sales and marketing expenses increased $2.4 million, or 7%, to $37.3 million for the fiscal year ended January 31, 2021, from $34.9 million for the fiscal year ended January 31, 2020. The increase in sales and marketing expense is primarily related to the increase in headcount in the sales and marketing organization. This increase was offset by the reduction in travel, entertainment, and marketing spend due to COVID-19, as our user conference was transitioned from an in-person event in the fall of 2019 to a virtual event in the fall of 2020 at lower cost, and employees were discouraged from traveling to meet customers. As a percentage of revenue, selling and marketing expenses decreased to 32.9% from 36.5% due to the increase in revenue in addition to the lower non-personnel related costs.
General and Administrative
General and administrative expenses increased $5.1 million, or 19%, to $32.1 million for the fiscal year ended January 31, 2021, from $27.0 million for the fiscal year ended January 31, 2020. The increase in general and administrative expense is primarily related to an increase in stock-based compensation expense of $6.6 million due to options granted to executives during the fiscal year ended January 31, 2021. This increase was partially offset by lower travel and entertainment expenses and other overhead expenses due to COVID-19.
As a percentage of revenue, general and administrative expenses remained flat at approximately 28%.
Debt Extinguishment (Gain) Loss
Debt extinguishment gain for the fiscal year ended January 31, 2021 reflects the gain realized upon the repayment of a portion of our borrowings under our Venture Tranche B loans.
Debt extinguishment loss for the fiscal year ended January 31, 2020 reflects the loss realized upon the early repayment of the 2017 Venture loans.

Interest Expense
Interest expense increased $2.5 million, or 36%, for the fiscal year ended January 31, 2021, from $6.9 million for the fiscal year ended January 31, 2020. This increase was primarily related to an increase in borrowings under our Credit Agreement with SVB and Hercules. This increase was partially offset by a decrease in borrowings under the 2017 Venture loans.
Change in fair value of convertible notes and warrant liabilities
The change in fair value of convertible notes and warrant liabilities was a loss of $30.1 million for the fiscal year ended January 31, 2021, as compared to a gain of $0.2 million for the fiscal year ended January 31, 2020.
The change in fair value of convertible notes and warrant liabilities for the fiscal year ended January 31, 2021 reflects a $24.4 million loss due to the revaluation of the 2020 convertible promissory notes, a $0.7 million loss due to the revaluation of our Venture Tranche B convertible note, and a $4.9 million loss due to the revaluation of the liability classified Series B and Series D preferred stock warrants. The increase in fair value of these instruments is primarily related to the increase in our enterprise valuation.

The change in fair value of liabilities for the fiscal year ended January 31, 2020 reflects a $0.2 million gain due to the revaluation of our Venture Tranche B convertible note and a $0.1 million gain due to the revaluation of the liability classified Series B and Series D preferred stock warrants.
Other Income (Expense), net
Other income (expense) of $0.2 million and $1.1 million for the fiscal years ended January 31, 2021 and 2020, respectively, primarily reflects realized and unrealized foreign currency exchange gains and losses.
Provision for Income Taxes
Provision for income taxes increased to $1.1 million for the fiscal year ended January 31, 2021 from $0.1 million for the fiscal year ended January 31, 2020. For the fiscal year ended January 31, 2021, the income tax expense was primarily driven by the foreign withholding taxes. For the fiscal year ended January 31, 2020, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the fiscal years ended January 31, 2021 and 2020 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and the tax impact of the non-deductible revaluation loss on our convertible debts.
Non-GAAP Information
This Form 10-K includes Non-GAAP Gross Profit and Adjusted EBITDA, which are non-GAAP performance measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Non-GAAP Gross Profit and Adjusted EBITDA are useful in evaluating our operating performance, as they are similar to measures reported by our public competitors and are regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects.

As mentioned above, Non-GAAP Gross Profit and Adjusted EBITDA are non-GAAP measures, are additions, and not substitutes for or superior to, measures of financial performance prepared in accordance with U.S. GAAP and should not be considered as an alternative to gross profit, net income, operating income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of liquidity. Further, Non-GAAP Gross Profit and Adjusted EBITDA are not based on any standardized methodology prescribed by U.S. GAAP and are not necessarily comparable to similarly-titled measures presented by other companies. We present Adjusted EBITDA because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry and facilitates comparisons on a consistent basis across reporting periods. Further, we believe it is helpful in highlighting trends in our operating results because it excludes items that are not indicative of our core operating performance.

We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments.

Non-GAAP Gross Profit excludes stock-based compensation expenses that are classified as cost of revenue from gross profit (loss), which is required in accordance with U.S. GAAP. Adjusted EBITDA excludes certain expenses from net income (loss) that are required in accordance with U.S. GAAP. We exclude in this calculation certain non-cash expenses, such as depreciation and amortization, stock-based compensation and change in fair value of convertible notes and warrant liabilities, and expenses that are considered unrelated to our underlying business performance, such as interest income, interest expense, and taxes.
Non-GAAP Gross Profit (Loss)
We define and calculate Non-GAAP Gross Profit (Loss) as gross profit (loss) adjusted for stock-based compensation classified as cost of revenue, and Non-GAAP Gross Margin percentage as the percentage of Non-GAAP Gross Profit (Loss) to revenue as outlined in the reconciliation below.

The table below reconciles our Gross Profit (Loss) (the most directly comparable U.S. GAAP measure) to Non-GAAP Gross Profit (Loss), for the periods indicated:

	Year Ended January 31,
(in thousands, except percentages)	2022	2021	2020
Gross Profit (Loss)	$48,222	$25,785	$(6,657)
Cost of revenue—Stock-based compensation	2,257	843	788
Non-GAAP Gross Profit (Loss)	$50,479	$26,628	$(5,869)
Gross Margin percentage	37%	23%	(7)%
Non-GAAP Gross Margin percentage	38%	24%	(6)%
Non-GAAP Gross Profit (Loss) excludes stock-based compensation, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy.
Adjusted EBITDA
We define and calculate Adjusted EBITDA as net income (loss) before the impact of interest income and expense, income tax expense and depreciation and amortization, and further adjusted for the following items: stock-based compensation, change in fair value of convertible notes and warrant liabilities, gain or loss on the extinguishment of debt and non-operating income and expenses such as foreign currency exchange gain or loss, as outlined in the reconciliation below.

The table below reconciles our net loss (the most directly comparable U.S. GAAP measure) to Adjusted EBITDA for the periods indicated:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Net loss	$(137,124)	$(127,103)	$(123,714)
Interest expense	8,772	9,447	6,946
Interest income	(21)	(53)	(980)
Income tax provision	2,110	1,073	130
Depreciation and amortization	45,043	62,212	77,629
Debt extinguishment (gain) loss	1,690	(673)	11,529
Change in fair value of convertible notes and warrant liabilities	(5,726)	30,053	(207)
Stock-based compensation	41,956	14,012	5,071
Other (income) expense	2,248	(186)	(164)
Adjusted EBITDA	$(41,052)	$(11,218)	$(23,760)

There are a number of limitations related to the use of Adjusted EBITDA, including:
•Adjusted EBITDA excludes stock-based compensation, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•Adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated and amortized will have to be replaced in the future;
•Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our debt, which reduces cash available to us;
•Adjusted EBITDA does not reflect income tax expense that reduces cash available to us; and
•the expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similar measures when they report their operating results.
Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations. Our operations have historically been primarily funded by the net proceeds from the sale of our equity securities, borrowings under credit facilities, as well as cash received from our customers. We currently have no debt outstanding.

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, including debt obligations, and other commitments, with cash flows from operations and other sources of funding. Our current working capital needs relate mainly to our continued development of our platform and product offerings in new markets, as well as compensation and benefits of our employees. Our ability to expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

As of January 31, 2022 and 2021, we had $490.8 million and $71.2 million, respectively, in cash and cash equivalents. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next twelve months.

We expect our capital expenditures and working capital requirements to continue to increase in the foreseeable future as we seek to grow our business. We could also need additional cash resources due to significant acquisitions, an accelerated manufacturing timeline for new satellites, competitive pressures or regulatory requirements. To the extent that our resources are insufficient to satisfy our cash requirements, we may need to seek additional equity or debt financing. The sale of additional equity would result in additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financial covenants that would restrict our operations. We cannot assure you that any such equity or debt financing will be available on favorable terms, or at all. If the needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in software and market expansion efforts or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.

Our principal commitments were as follows as of January 31, 2022:

(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations (1)	$7,088	$5,359	$1,729	$—	$—
Launch and Ground Station Services (2)	6,780	3,431	2,871	447	31
Other (3)	180,891	25,379	58,170	63,915	33,427
	$194,759	$34,169	$62,770	$64,362	$33,458

(1)	Includes operating leases of corporate office facilities, including our headquarters in San Francisco, California.

(2)	Includes purchase commitments under non-cancelable future satellite launch services and ground station services, including leases, to be performed by third-parties.

(3)	Includes minimum purchase commitments for hosting services from Google, LLC (“Google”) through January 31, 2028. Refer to Note 12 in our consolidated financial statements included elsewhere in this Form 10-K for information regarding our related party transactions with Google.
We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.

Statement of Cash Flows
The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the consolidated statements of cash flows as presented within the Consolidated Financial Statements.

	Year Ended January 31,
(in thousands)	2022	2021	2020
Net cash provided by (used in)
Operating activities	$(42,211)	$(4,027)	$(33,687)
Investing activities	$(25,149)	$(30,800)	$(27,172)
Financing activities	$489,184	$83,940	$8,728
Net cash used in operating activities
Net cash used in operating activities for the fiscal year ended January 31, 2022, primarily consisted of the net loss of $137.1 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included depreciation and amortization expense of $45.0 million and stock-based compensation expense of $42.0 million, which were partially offset by a change in fair value of warrant liabilities and convertible notes of $5.7 million. The net change in operating assets and liabilities primarily consisted of a $16.1 million increase in accounts payable and accrued expenses, a $5.8 million increase in deferred hosting costs and a $3.3 million decrease in accounts receivable, which were partially offset by a $8.7 million increase in prepaid expenses and other assets, a $4.9 million decrease in deferred revenue and a $2.1 million decrease in deferred rent.
Net cash used in operating activities for the fiscal year ended January 31, 2021, primarily consisted of the net loss of $127.1 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items included depreciation and amortization expense of $62.2 million, stock-based compensation expense of $14.0 million, and the change in fair value of warrant liabilities and convertible notes of $30.1 million. The net change in operating assets and liabilities primarily consisted of a $14.4 million increase in deferred revenue, a $11.0 million increase in accounts payable and accrued expenses, a $8.0 million increase in deferred hosting costs, and a $2.6 million decrease in prepaid expenses and other current assets, which were partially offset by a $19.9 million increase in accounts receivable and $2.2 million decrease in deferred rent.
Net cash used in operating activities for the fiscal year ended January 31, 2020, primarily consisted of the net loss of $123.7 million, adjusted for non-cash items, which included depreciation and amortization expense of $77.6 million, stock-based compensation expense of $5.1 million and a loss on extinguishment of debt of $11.5 million. These non-cash items were partially offset by a change in operating assets and liabilities of $6.0 million. The net change in operating assets and liabilities primarily consisted of a $27.3 million decrease in deferred revenue and $3.7 million decrease in deferred rent, which were offset partially by a $9.0 million decrease in accounts receivable and $12.9 million decrease in prepaid expenses and other current assets.
Net cash used in investing activities
Net cash used in investing activities for the fiscal year ended January 31, 2022, consisted of purchases of property and equipment of $10.3 million, inclusive of satellite expenditures of $10.0 million, and capitalized internal-use software costs of $4.6 million. Cash used in investing activities also included $9.6 million, net of cash acquired for the acquisition of VanderSat in December 2021.
Net cash used in investing activities for the fiscal year ended January 31, 2021, consisted of purchases of property and equipment of $26.1 million, inclusive of satellite expenditures of $25.0 million, and capitalized internal-use software costs of $4.0 million.
Net cash used in investing activities for the fiscal year ended January 31, 2020, consisted of purchases of property and equipment of $16.7 million, inclusive of satellite expenditures of $13.4 million and capitalized internal-use software costs of $7.4 million. Cash used in investing activities also included $2.5 million, net of cash acquired for the acquisition of Boundless Spatial in March 2019.
Net cash provided by financing activities
Net cash provided by financing activities for the fiscal year ended January 31, 2022, primarily consisted of $533.2 million of proceeds from the Business Combination and PIPE Investment net of transaction costs paid, $28.6 million proceeds from the exercise of common stock options, inclusive of an early exercise of $17.9 million in July 2021, which was offset by a $67.0 million principal repayment of the credit agreement with SVB and Hercules and $5.6 million for common stock withheld to satisfy employee tax withholding obligations.

Net cash provided by financing activities for the fiscal year ended January 31, 2021, primarily consisted of net proceeds of $71.1 million received from the issuance of the 2020 convertible promissory notes and warrants and $14.9 million net proceeds received from borrowings under the Credit Agreement with SVB and Hercules. The proceeds received from the Credit Agreement with SVB and Hercules were used in part for the repayment of $2.6 million of principal balance of our Venture Tranche B loans.
Net cash provided by financing activities for the fiscal year ended January 31, 2020, primarily consisted of $10.0 million in net proceeds received from the issuance of Series D preferred stock, $49.6 million in net proceeds received borrowings under the Credit Agreement with SVB and Hercules. These proceeds were partially offset by repayment of the 2017 loans from Venture of $51.2 million.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, we consider these to be our critical accounting policies. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.
Revenue Recognition
We recognize revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, we recognize revenue under the core principle to depict the transfer of control to our customers in an amount reflecting the consideration to which we expect to be entitled. In order to achieve that core principle, we apply the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when a performance obligation is satisfied.
We derive our revenue principally from licensing rights to use imagery that is delivered digitally through our online platform in addition to providing related services. Imagery licensing agreements vary by contract, however, generally they have annual or multi-year contractual terms. The licenses are generally purchased on a subscription basis, whereby a customer pays for access to our imagery that may be downloaded over a specific period of time, or, on a transactional basis, whereby the customer pays for individual content licenses at the time of download. Our imagery licensing agreements and service agreements are generally non-cancelable and do not contain refund-type provisions
The recognition and measurement of revenue requires the use of judgments and estimates. Specifically, judgment is used in identifying the performance obligations and the standalone selling price (“SSP”) of the performance obligations.
At contract inception, we assess the product offerings in our contracts to identify performance obligations that are distinct. A performance obligation is distinct when it is separately identifiable from other items in a bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. To identify the performance obligations, we consider all of the product offerings promised in the contract.

Data licensing arrangements generally provide customers with the right to access imagery through our platform, download content on a limited or unlimited basis over the contractual period depending on the terms of the applicable contract, or provide both the right to access imagery and download content. We have determined that access to imagery through our online platform and the ability to download such imagery represent two separate performance obligations. As such, a portion of the total contract consideration related to access to continuously updated imagery content is recognized ratably on a straight-line basis over the term of the contract. At contract inception, existing or archived imagery is available for download by the customer. The existing or archived imagery has significant standalone functionality and is not updated once licensed to a particular customer. As such, the portion of the contract consideration related to the download license of existing or archive imagery content is recognized as revenue at the commencement of the contract when control of the imagery is transferred, and the imagery is available for download by the customer. The portion of the contractual consideration related to the download of monitoring imagery content is recognized over the term of the contract utilizing a usage-based output measure of progress based on the download capacity specified in the contract. To the extent the number of downloads of the specified imagery content is unlimited, the contractual consideration related to downloads is recognized ratably on a straight-line basis over the term of the contract.
When our contracts with customers contain more than a single performance obligation, management allocates the total contract consideration to each performance obligation on a relative SSP basis. The SSP is the price at which we would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation. We determine the SSP by considering our overall pricing practices and market conditions, including our discounting practices, the size and volume of our transactions, the customer demographic, price lists, historical sales, contract prices and customer relationships.
We also provide other services to customers, including professional services such as training, analytical services, research and development services to third parties, and other value-added activities related to imagery products. These revenues are recognized as the services are rendered, on a proportional performance basis for fixed price contracts or ratably over the contract term for subscription professional services contracts. Training revenues are recognized as the services are performed.
We recognize revenue on a gross basis. We are the principal in the transaction as we are the party responsible for the performance obligation and we control the product or service before transferring it to the customer.
The transaction price is the total amount of consideration that we expect to be entitled to in exchange for the product offerings in a contract. The prices of imagery licensing and other services are generally fixed at contract inception and therefore, our contracts do not contain a significant amount of variable consideration. From time to time, we may enter into contracts with our customers that provide a form of variable consideration, including a revenue share arrangement. For these arrangements, we estimate the variable consideration at the contract inception based on the most likely amount in a range of possible outcomes. The estimate of variable consideration is reassessed on a quarterly basis.
We typically bill in advance either quarterly or annually for contracts with terms of one year or longer. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the underlying performance obligations have been satisfied. Advance payments from customers have been categorized as current or non-current deferred revenue based on the expected performance date. We applied the practical expedient in Topic 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. The financing component of multi-year contracts was not significant.
Stock-Based Compensation and Common Stock Valuation
Stock-based compensation expense is measured based on the grant-date fair value of the stock-based awards, and is recognized over the requisite service period. We determine the fair value of stock-based awards granted or modified on the modification date at fair value, using appropriate valuation techniques. We recognize forfeitures as they occur.

We grant certain awards, primarily options, that vest based upon a service condition. We use the Black-Scholes option pricing model to determine the fair value of the stock options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. We record stock-based compensation expense for stock options on a straight-line basis over the requisite service period, which is generally four years. We have historically granted stock options at an exercise price equal to the fair value.
The fair value of the Restricted Stock Units (“RSUs”) is the fair value of the underlying stock at the measurement date. For awards that are subject to both time-based service and performance conditions (including liquidity events), no expense is recognized until it is probable that the vesting criteria would be met. Stock-based compensation expense for awards with performance and other vesting criteria is recognized as expense under an accelerated graded vesting model.
Pursuant to the Merger Agreement for the Business Combination, Former Planet equity holders, including Former Planet equity award holders, have the right to receive earn-out consideration (the “Earn-out Shares”). The Earn-out Shares may be earned in four equal tranches (i) when the closing price of our Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) we consummate a change of control transaction prior to December 7, 2026 that entitles our stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00. Any right to Earn-out Shares that remains unvested on the first business day after five years from the closing of the Business Combination will be forfeited without any further consideration.
The Earn-out Shares allocated to Former Planet equity award holders are accounted for as stock-based compensation pursuant to ASC 718, Compensation—Stock Compensation, because service must be provided through each market condition vesting requirement described above. The fair value of the Earn-out Shares allocated to Former Planet equity award holders was determined upon the close of the Business Combination which will be recognized as stock-based compensation expense over the requisite service period. Compensation expense for awards with market conditions is not reversed if the market condition is not met.

The fair value of the Earn-out Shares was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. This valuation model requires inputs such as the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock was the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Earn-out Shares, which is 5 years from the closing of the Business Combination. Our volatility is derived from several publicly traded peer companies. We have historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, we estimated our expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The requisite service period for each of the four vesting tranches for the Earn-out Shares was derived from the median time to vest for each tranche utilizing the same simulation model that produced the fair value estimate.

Common Stock Valuations
Prior to the Business Combination, our board of directors estimated the fair value of our common stock at the time of each grant of an equity-based award. Our board of directors utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of our common stock. These estimates and assumptions include numerous objective and subjective factors to determine the fair value of our common stock at each grant date, including the following factors:
•relevant precedent transactions including our capital transactions;
•the liquidation preferences, rights, preferences, and privileges of our preferred stock relative to the common stock;
•our actual operating and financial performance;
•our current business conditions and projections;
•our stage of development;
•the likelihood and timing of achieving a liquidity event for the common stock underlying the stock options, such as an initial public offering, given prevailing market conditions;
•any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options;
•the market performance of comparable publicly traded companies; and
•U.S. and global capital market conditions.
In valuing our common stock, our board of directors determined the equity value of our business generally using the income approach and the market approach valuation methods. In allocating the equity value, we considered and have used a combination of the option pricing method, or OPM, the Probability Weighted Expected Return Method, or PWERM, and the Hybrid Method (which is a combination of the OPM and PWERM). When using the Hybrid Method, it involves the estimation of multiple future potential outcomes for us and estimates of the probability of each respective potential outcome. The common stock per share value determined using this approach is ultimately based upon probability-weighted per share values resulting from the various future scenarios. Our scenarios included the use of an initial public offering scenario and a scenario assuming continued operation as a private entity (in which an OPM was applied). After the equity value is determined and allocated to the various classes of shares, a discount for lack of marketability, or DLOM, is applied to arrive at the fair value of the common stock. A DLOM is applied based on the theory that as a private company, an owner of the stock has limited opportunities to sell this stock and any such sale would involve significant transaction costs, thereby reducing overall fair market value.
In addition, we also considered any secondary transactions involving our capital stock. In our evaluation of those transactions, we considered the facts and circumstances of each transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether the transactions occurred among willing and unrelated parties, and whether the transactions involved investors with access to our financial information.
Application of these approaches involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of possible future events.

Following the consummation of the Business Combination, the fair value of our common stock is now determined based on the quoted market price on the NYSE.
Public and Private Placement Warrant Liabilities

In connection with dMY IV’s initial public offering, which occurred on March 9, 2021, dMY IV issued warrants which entitle the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (the “Public Warrants”). Simultaneously with the closing of its initial public offering, dMY IV completed the private sale of 5,933,333 warrants to dMY Sponsor IV, LLC (the “dMY Sponsor”) at a purchase price of $1.50 per warrant (the “Private Placement Warrants”). Upon the closing of the Business Combination and as of January 31, 2022, there were 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants outstanding.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants, including the Class A common stock issuable upon exercise, are not transferable, assignable or salable until 30 days after the closing of the Business Combination (except in limited circumstances) and are not redeemable by us so long as they are held by the dMY Sponsor or its permitted transferees. Additionally, the dMY Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the dMY Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by such holders on the same basis as the Public Warrants.

Additionally, pursuant to a lock-up agreement entered into with the dMY Sponsor in connection with the Business Combination, 2,966,667 of the Private Placement Warrants are subject to vesting conditions (the “Private Placement Vesting Warrants”). The Private Placement Vesting Warrants vest in four equal tranches (i) when the closing price of our Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) if we consummate a change of control transaction prior to December 7, 2026 that entitles our stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00. Any right to Private Placement Vesting Warrants that remains unvested on the first business day after five years from the closing of the Business Combination will be forfeited without any further consideration.

We evaluated the Public Warrants and Private Placement Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Public and Private Placement common stock warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date.

The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as of the measurement date.

The fair value of the Private Placement Warrants (excluding the Private Placement Vesting Warrants) was estimated using the Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. These valuation models require inputs such as the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is 5 years from the closing of the Business Combination. We have historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, we estimated our expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately change in fair value of Private Placement Warrants.

Property and Equipment and Long-lived Assets
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Repair and maintenance costs are expensed as incurred. Significant improvements that extend the useful life or add functionality to property and equipment are capitalized. Depreciation is computed once an asset is placed in service using the straight-line method over the estimated useful life of the asset.
Costs directly associated with design, construction, launch, and commissioning of satellites and systems are capitalized when the design and operation of the satellites and systems is at a sufficiently advanced stage such that we believe the recovery of the costs through future cash inflows to be probable. We capitalize materials, labor and launch costs (including integration and launch insurance costs) that are incurred and necessary for the satellites to be placed into service. We depreciate the cost of a satellite over its estimated useful life, using a straight-line method of depreciation, once it is placed into service, which is when we determine that the satellites are providing imagery that meets the required quality specifications for sale to our customers.
The estimated useful life over which we depreciate a satellite is determined once the satellite has been placed into service. The initial determination of the satellite’s useful life involves the consideration of multiple factors, including design life, random part failure probabilities, expected component degradation and cycle life, fuel consumption (where applicable), and experience with satellite parts, vendors and similar assets.
At least annually, or more frequently, should facts and circumstances indicate a need, we perform an assessment of the remaining useful lives of our property and equipment including our satellites. The assessment for satellites evaluates satellite usage data, remaining fuel (where applicable), operational stresses and other factors that may impact the satellite’s expected useful life.
In February 2021, we completed an assessment of the useful lives of our satellites and adjusted the estimated useful life of certain satellites from 6 years to 9 years. This change in accounting estimate was effective beginning in fiscal year 2022. In August 2021, additional information specific to a single high resolution satellite became available which indicated the useful life for the satellite will be less than originally estimated. The change in estimate for this satellite was accounted for prospectively beginning in August 2021. The effect of these changes in estimate was a net decrease in depreciation expense of $17.6 million for the fiscal year ended January 31, 2022.
Additionally, the carrying amount of long-lived assets to be held and used in the business are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. This evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, or an asset group. If the carrying amount of the asset or asset group is not recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of each long-lived asset or asset group exceeds the fair value of the asset or asset group.
During the fiscal year ended January 31, 2022, the Company recognized impairment expense of approximately $1.1 million relating to capitalized costs for certain internal-use software development projects that were discontinued before the projects were completed. The impairment expense is included in research and development expenses within the consolidated statement of operations and comprehensive loss for the fiscal year ended January

31, 2022. Other than as noted above, no events or changes in circumstances indicated the carrying amounts of our long-lived assets may not be recoverable during the fiscal years ended January 31, 2022, 2021 and 2020.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization and is tested for impairment at least annually, during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that the asset might be impaired. In assessing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded goodwill amounts have been impaired, the Company would perform a quantitative impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. No goodwill impairment was recorded during the fiscal years ended January 31, 2022, 2021 and 2020.

Income Taxes
We account for income taxes using the asset and liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

As of January 31, 2022 and 2021, we had deferred tax assets of $168.9 million and $131.1 million, respectively, before valuation allowances. We regularly assess whether we can realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We evaluate all available positive and negative evidence such as past operating results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax planning strategies. Based on management’s assessment that the realization of any future benefit from our deferred tax assets cannot be sufficiently assured, we recorded a valuation allowance against these deferred tax assets. Management’s estimates of future profitability and future changes in ownership may materially impact our valuation allowance and our net deferred tax position.

Judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. As of January 31, 2022, our estimated gross unrecognized tax benefits were $5.7 million, none of which, if recognized, would affect the effective tax rate.

We are subject to income tax in the United States and various foreign jurisdictions. As of January 31, 2022, we had a net deferred tax asset of $0.1 million. Our federal net operating loss (“NOL”) carryforward totaled $472.9 million, of which $259.2 million will expire at various dates through 2038 and $213.7 million has an indefinite carryforward. Additionally, we have state and foreign NOL carryforwards of $226.6 million and $0.8 million, respectively. The NOL carryforwards may be available to offset future income tax liabilities.

JOBS Act Accounting Election

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and have elected to take advantage of the benefits of the extended transition period for complying with new or revised accounting standards. We expect to use this extended transition period for complying with new or revised accounting standards until the earlier of the date we (a) are no longer an emerging growth company or (b) affirmatively and irrevocably opt out of the extended transition period provided for in the JOBS Act. This may make it difficult or impossible to compare our financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions because of the potential differences in accounting standards used. Refer to Note 2 in our consolidated financial statements included elsewhere in this Form 10-K for the recent accounting pronouncements adopted and the recent accounting pronouncements not yet adopted for the fiscal years ended January 31, 2022, 2021 and 2020.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an emerging growth company, we are not required to, among other things: (a) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (b) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; and (c) disclose certain executive compensation-related items such as the comparison of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of dMY IV’s initial public offering, (b) the last date of the fiscal year in which our total annual gross revenue is at least $1.07 billion, (c) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for more information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have in the past and may in the future be exposed to certain market risks, including foreign currency exchange risk, interest rate risk and inflation risk, in the ordinary course of our business. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, revenue and operating expenses expose us to foreign currency exchange risk. For the fiscal years ended January 31, 2022, 2021 and 2020, approximately 20%, 10% and 15%, respectively, of our revenue was in foreign currencies. These sales were primarily denominated in Euro and Norwegian Krone.
A hypothetical 10% change in exchange rates, with the U.S. dollar as the functional and reporting currency, would not result in a material increase or decrease in cost of revenue and operating expenses.

Interest Rate Risk

Cash and cash equivalents consist solely of cash held in depository accounts and as such are not affected by either an increase or decrease in interest rates. Due to the short term nature of cash equivalents, including our money market accounts, would also not be significantly impacted by changes in the interest rates. As of January 31, 2022 we have no borrowings. As of January 31, 2021, interest rates on our borrowings were primarily fixed.

We believe that a 10% increase or decrease in interest rates would not have a material effect on our interest income or expense.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Planet Labs PBC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Planet Labs PBC (the Company) as of January 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2022, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
San Jose, California
April 14, 2022

Planet Labs PBC
Consolidated Balance Sheets

	January 31,
(in thousands, except share and par value amounts)	2022	2021
Assets
Current assets
Cash and cash equivalents	$490,762	$71,183
Accounts receivable, net	44,373	47,110
Prepaid expenses and other current assets	16,385	7,134
Total current assets	551,520	125,427
Property and equipment, net	133,280	159,855
Capitalized internal-use software, net	10,768	11,994
Goodwill	103,219	88,393
Intangible assets, net	14,197	5,673
Restricted cash, non-current	5,743	4,982
Other non-current assets	2,714	2,984
Total assets	$821,441	$399,308
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,850	$1,446
Accrued and other current liabilities (1)	48,823	30,195
Deferred revenue (1)	64,233	57,570
Liability from early exercise of stock options	16,135	—
Convertible notes, at fair value	—	8,244
Preferred stock warrant liability	—	11,359
Total current liabilities	132,041	108,814
Debt, net of discount	—	62,644
Convertible notes, at fair value (1)	—	92,968
Deferred revenue (1)	3,579	15,122
Deferred hosting costs (1)	12,149	7,971
Public and private placement warrant liabilities	23,224	—
Deferred rent	798	2,991
Other non-current liabilities	1,405	1,287
Total liabilities	173,196	291,797
Commitments and contingencies (Note 8)
Stockholders’ equity
Convertible preferred stock, $0.0001 par value, 1,500,000 and 160,843,194 shares authorized at January 31, 2022 and 2021, respectively, 0 and 131,252,627 shares issued and outstanding at January 31, 2022 and 2021, respectively, $696,415 aggregate liquidation preference at January 31, 2021(1)	—	13
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at January 31, 2022, 237,435,191 and 22,977,599 Class A and Class B shares authorized at January 31, 2021, 241,017,687 and 22,788,611 Class A shares issued and outstanding at January 31, 2022 and 2021, respectively, 21,157,586 Class B shares issued and outstanding at January 31, 2022 and 2021, 0 Class C shares issued and outstanding at January 31, 2022 and 2021 (1)	27	4
Additional paid-in capital	1,423,151	745,630
Accumulated other comprehensive income	2,096	1,769
Accumulated deficit	(777,029)	(639,905)
Total stockholders’ equity	648,245	107,511
Total liabilities and stockholders’ equity	$821,441	$399,308

(1)	Balance includes related-party transactions entered into with Google, LLC (“Google”). See Note 12.
See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended January 31,
(in thousands, except share and per share amounts)	2022	2021	2020
Revenue (1)	$131,209	$113,168	$95,736
Cost of revenue (1)	82,987	87,383	102,393
Gross profit (loss)	48,222	25,785	(6,657)
Operating expenses
Research and development (1)	66,684	43,825	37,871
Sales and marketing	52,917	37,268	34,913
General and administrative	56,672	32,134	27,019
Total operating expenses	176,273	113,227	99,803
Loss from operations	(128,051)	(87,442)	(106,460)
Debt extinguishment gain (loss)	(1,690)	673	(11,529)
Interest expense	(8,772)	(9,447)	(6,946)
Change in fair value of convertible notes and warrant liabilities	5,726	(30,053)	207
Other income (expense), net	(2,227)	239	1,144
Total other expense, net	(6,963)	(38,588)	(17,124)
Loss before provision for income taxes	(135,014)	(126,030)	(123,584)
Provision for income taxes	2,110	1,073	130
Net loss	$(137,124)	$(127,103)	$(123,714)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	327	276	217
Comprehensive loss	$(136,797)	$(126,827)	$(123,497)
Basic and diluted net loss per share attributable to common stockholders	$(1.72)	$(2.87)	$(2.89)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	79,610,970	44,214,426	42,863,642

(1)	Balance includes related-party transactions entered into with Google. See Note 12.
See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at February 1, 2019	83,960,040	$2	27,485,895	$1	$693,644	$1,276	$(389,088)	$305,835
Retroactive application of Exchange Ratio	44,653,303	11	14,618,097	3	(14)	—	—	—
Balances at February 1, 2019 as adjusted	128,613,343	13	42,103,992	4	693,630	1,276	(389,088)	305,835
Issuance of Series D convertible preferred stock	1,065,594	—	—	—	10,000	—	—	10,000
Issuance of Series D convertible preferred stock in consideration for net assets acquired	1,573,690	—	—	—	14,772	—	—	14,772
Issuance of Class A common stock warrants	—	—	—	—	4,235	—	—	4,235
Issuance of Class A common stock from the exercise of common stock options	—	—	171,428	—	264	—	—	264
Stock-based compensation	—	—	—	—	6,028	—	—	6,028
Change in translation	—	—	—	—	—	217	—	217
Net loss	—	—	—	—	—	—	(123,714)	(123,714)
Balances at January 31, 2020	131,252,627	13	42,275,420	4	728,929	1,493	(512,802)	217,637
Issuance of Class A common stock warrants	—	—	—	—	1,624	—	—	1,624
Issuance of Class A common stock from the exercise of common stock options	—	—	1,670,778	—	539	—	—	539
Stock-based compensation	—	—	—	—	14,538	—	—	14,538
Change in translation	—	—	—	—	—	276	—	276
Net loss	—	—	—	—	—	—	(127,103)	(127,103)
Balances at January 31, 2021	131,252,627	13	43,946,198	4	745,630	1,769	(639,905)	107,511
Issuance of Class A common stock from the exercise of common stock options	—	—	3,671,551	1	9,399	—	—	9,400
Issuance of Class A common stock upon vesting of restricted stock units	—	—	1,425,209	—	—	—	—	—
Vesting of early exercised stock options	—	—	183,822	—	1,793	—	—	1,793
Class A common stock withheld to satisfy employee tax withholding obligations	—	—	(532,676)	—	(5,598)	—	—	(5,598)
Issuance of recourse note to employee	—	—	—	—	(391)	—	—	(391)
Stock-based compensation	—	—	—	—	43,185	—	—	43,185
Exercise of Class A common stock warrants	—	—	2,976,452	—	—	—	—	—
Conversion of convertible preferred stock to Class A common stock	(131,252,627)	(13)	131,252,627	13	—	—	—	—
Reclassification of convertible preferred stock warrant liabilities converted to Class A common stock warrants	—	—	—	—	23,477	—	—	23,477
Conversion of convertible notes to Class A common stock	—	—	10,578,521	1	114,353	—	—	114,354
Issuance of Class A common stock upon Business Combination and PIPE Investment, net	—	—	66,772,830	8	478,449	—	—	478,457
Issuance of Class A common stock for acquisition of business	—	—	1,900,739	—	12,854	—	—	12,854
Change in translation	—	—	—	—	—	327	—	327
Net loss	—	—	—	—	—	—	(137,124)	(137,124)
Balances at January 31, 2022	—	$—	262,175,273	$27	$1,423,151	$2,096	$(777,029)	$648,245
See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2022	2021	2020
Operating activities
Net loss	$(137,124)	$(127,103)	$(123,714)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	45,043	62,212	77,629
Stock-based compensation, net of capitalized cost of $1,229, $526 and $957, respectively	41,956	14,012	5,071
Provision for doubtful accounts	45	823	649
Change in fair value of convertible notes and warrant liabilities	(5,726)	30,053	(207)
Debt extinguishment (gain) loss	1,671	(673)	11,529
Deferred income taxes	(1,393)	—	—
Amortization of debt discount and issuance costs	2,635	2,750	1,392
Impairment of capitalized internal-use software	1,143	—	—
Changes in operating assets and liabilities
Accounts receivable	3,263	(19,932)	8,959
Prepaid expenses and other assets	(8,680)	2,617	12,942
Accounts payable, accrued and other liabilities	16,072	11,033	3,071
Deferred revenue	(4,898)	14,433	(27,286)
Deferred hosting costs	5,844	7,971	—
Deferred rent	(2,062)	(2,223)	(3,722)
Net cash used in operating activities	(42,211)	(4,027)	(33,687)
Investing activities
Purchases of property and equipment	(10,313)	(26,096)	(16,665)
Capitalized internal-use software	(4,618)	(4,030)	(7,436)
Business acquisition, net of cash acquired	(9,620)	—	(2,457)
Other	(598)	(674)	(614)
Net cash used in investing activities	(25,149)	(30,800)	(27,172)
Financing activities
Proceeds from the exercise of common stock options	10,640	539	264
Proceeds from the early exercise of common stock options	17,928	—	—
Class A common stock withheld to satisfy employee tax withholding obligations	(5,598)	—	—
Proceeds from Business Combination and PIPE Investment, net of transaction costs	533,164	—	—
Proceeds from issuance of convertible preferred stock, net	—	—	10,000
Principal payment of debt	(66,950)	—	(51,176)
Proceeds from issuance of debt and common stock warrants, net of issuance costs	—	14,862	49,640
Principal payment of convertible notes	—	(2,586)	—
Proceeds from issuance of convertible notes and preferred stock warrant	—	71,125	—
Net cash provided by financing activities	489,184	83,940	8,728
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,550)	(312)	(38)
Net increase (decrease) in cash, cash equivalents and restricted cash	420,274	48,801	(52,169)
Cash, cash equivalents and restricted cash at the beginning of the period	76,540	27,739	79,908
Cash, cash equivalents and restricted cash at the end of the period	$496,814	$76,540	$27,739

	Year Ended January 31,
(in thousands)	2022	2021	2020
Supplemental disclosure of cash flow information
Cash paid for interest	$6,753	$6,554	$5,544
Cash paid for income tax	$884	$1,084	$—
Supplemental disclosures of noncash investing and financing activities
Issuance of Class A common for acquisition of business	$12,854	$—	$—
Convertible preferred stock issued for acquisition of business	$—	$—	$14,772
Conversion of convertible notes to Class A common stock	$114,354	$—	$—
Reclassification of convertible preferred stock warrant liabilities converted to Class A common stock warrants	$23,477	$—	$—
Exchange of convertible notes	$—	$—	$10,963
Accrued purchase of property and equipment	$354	$522	$637
See accompanying notes to consolidated financial statements.

Planet Labs PBC
Notes to Consolidated Financial Statements

(1)Organization

Planet Labs PBC (“Planet,” or the “Company”) was founded to design, construct, and launch constellations of satellites with the intent of providing high cadence geospatial data delivered to customers via an online platform. The Company’s mission is to use space to help life on Earth, by imaging the world every day and making global change visible, accessible, and actionable. The Company is headquartered in San Francisco, California, with operations throughout the United States (“U.S.”), Canada, Asia and Europe. The Company has wholly-owned foreign subsidiaries in Canada, Germany, Luxembourg, Singapore and the Netherlands.

On July 7, 2021, Planet Labs Inc. (“Former Planet”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with dMY Technology Group, Inc. IV (“dMY IV”), a special purpose acquisition company (“SPAC”) incorporated in Delaware on December 15, 2020, Photon Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of dMY IV (“First Merger Sub”), and Photon Merger Sub Two, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of dMY IV (“Second Merger Sub”). Pursuant to the Merger Agreement, upon the favorable vote of dMY IV’s stockholders on December 3, 2021, on December 7, 2021, First Merger Sub merged with and into Former Planet (the “Surviving Corporation”), with Former Planet surviving the merger as a wholly owned subsidiary of dMY IV (the “First Merger”), and pursuant to Former Planet’s election immediately following the First Merger and as part of the same overall transaction as the First Merger, the Surviving Corporation merged with and into dMY IV, with dMY IV surviving the merger (the “Business Combination”). Following the completion of the Business Combination, dMY IV was renamed Planet Labs PBC. See Note 3 for further details of the Business Combination.

Former Planet was incorporated in the state of Delaware on December 28, 2010. Former Planet was originally incorporated as Cosmogia Inc., and the name was subsequently changed to Planet Labs Inc. on June 24, 2013.

(2)Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”).
The consolidated financial statements include the accounts of Planet Labs PBC and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year end is January 31.
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, whereby dMY IV was treated as the acquired company and Former Planet was treated as the acquirer. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Former Planet issuing stock for the net assets of dMY IV, accompanied by a recapitalization. The net assets of dMY IV were stated at historical cost, with no goodwill or other intangible assets recorded.
Former Planet was determined to be the accounting acquirer based on the following predominant factors:
•Former Planet’s existing stockholders have the majority voting interest in the combined entity;
•Former Planet had the ability to nominate a majority of the initial members of the board of directors of the combined entity;
•Former Planet’s senior management became the senior management of the combined entity; and
•Former Planet is the larger entity based on historical operating activity and has the larger employee base.
The consolidated assets, liabilities and results of operations prior to the Business Combination are those of Former Planet. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio of approximately 1.53184 (the “Exchange Ratio”) established in the Business Combination.

Liquidity
Since its inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to incur additional operating losses and negative cash flows from operations as it seeks to expand its business. As of January 31, 2022 and 2021, the Company had $490.8 million and $71.2 million of cash and cash equivalents, respectively.
In connection with the Business Combination and the PIPE Investment on December 7, 2021 (see Note 3), the Company received $533.2 million in net proceeds.
Additionally, in connection with the Business Combination, the outstanding principal, accrued interest and repayment fees of $67.1 million related to the credit agreement with SVB and Hercules was repaid and the Venture Tranche B loans and the 2020 Convertible Notes converted into shares of the Company’s Class A Common Stock.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates and assumptions that affect the Company’s consolidated financial statements include, but are not limited to, the useful lives of property and equipment, capitalized internal-use software and intangible assets, allowance for doubtful accounts, estimates related to revenue recognition, including the assessment of performance obligations within a contract and the determination of standalone selling price (“SSP”) for each performance obligation, the fair value of common stock and other assumptions used to measure stock-based compensation, the fair value of convertible notes and warrants, the fair value of assets acquired, and liabilities assumed from business combinations, the impairment of long-lived assets and goodwill, the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions, and contingencies.
These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, due to the inherent uncertainties in making estimates, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
Due to the COVID-19 Coronavirus pandemic (“COVID-19” or “COVID-19 pandemic”), and current events involving Russia and Ukraine, there is ongoing uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities. These estimates and assumptions may change in the future, as new events occur and additional information is obtained.

Cash and Cash Equivalents and Restricted cash
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash of $6.1 million and $5.4 million as of January 31, 2022 and 2021, respectively, which consisted of collateral money market accounts for the Company’s headquarters and other domestic office operating leases of $4.2 million and $4.3 million, performance guarantees required for the Company’s foreign sales activities of $1.6 million and $0.9 million, and $0.3 million and $0.2 million in deposits related to the Company’s foreign operations as of January 31, 2022 and 2021, respectively.
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to total cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of January 31, 2022 and 2021 is as follows:

	January 31,
(in thousands)	2022	2021
Cash and cash equivalents	$490,762	$71,183
Restricted cash, current	309	375
Restricted cash, non-current	5,743	4,982
Total cash, cash equivalents and restricted cash	$496,814	$76,540
Restricted cash of $0.3 million and $0.4 million is included in prepaid expenses and other current assets as of January 31, 2022 and 2021, respectively.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable include amounts billed and billable to customers for services or products provided as of the end of the applicable period and do not bear interest. Accounts receivable are stated net of an estimated allowance for doubtful accounts. The Company reviews accounts receivable regularly and makes estimates for the allowance for doubtful accounts when it is probable that an amount is uncollectible. If it is deemed certain that an amount is uncollectible, the amount is written-off. In evaluating the Company’s ability to collect outstanding receivables, the Company considers many factors, including the age of the balance, the customer’s payment history, creditworthiness, and current economic trends, including considerations for the impact of COVID-19. The change in the Company’s allowance for doubtful accounts is as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Balance, beginning of year	$1,215	$843	$5,300
Charges	45	823	649
Write-offs	(147)	(619)	(4,702)
Other	(82)	168	(404)
Balance, end of year	$1,031	$1,215	$843
Fair Value Measurement
Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (an “exit price”), in the principal or most advantageous market for that asset or liability in an orderly transaction between market participants on the measurement date.
The Company measures fair value based on a three-level hierarchy of inputs, maximizing the use of observable inputs, where available, and minimizing the use of unobservable inputs when measuring fair value. A financial instrument’s level within the three-level hierarchy is based on the lowest level of input that is significant to the fair value measurement. The three-level hierarchy of inputs is as follows:
Level 1: Observable inputs such as unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;
Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. These inputs are based on the Company’s own assumptions about current market conditions and require significant management judgment or estimation.
The Company’s assets and liabilities measured at fair value on a recurring basis consist of cash and cash equivalents, restricted cash, accrued liabilities, warrant liabilities and convertible notes.
The fair value of cash, cash equivalents and accrued liabilities approximate the stated carrying value due to the short time to maturity.

The Company’s convertible notes and warrant liabilities, where the values are based on valuation techniques that require inputs that are both unobservable and are significant to the overall fair value measurement, are classified as Level 3 under the fair value hierarchy. The fair value of these Level 3 financial liabilities is determined using pricing models, discounted cash flow methodologies or similar techniques for which the determination of fair value requires significant management judgment or estimation (Note 5). These valuations use assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company reassesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained.
The carrying amount of the Company’s debt that was outstanding as of January 31, 2021 approximated fair value as the debt bore a floating rate that approximated the market interest rate.
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of January 31, 2022 and 2021, there were no material non-financial assets recorded at fair value.
Fair Value Option
The Company elected the fair value option to account for its convertible notes. The Company recorded the convertible notes at fair value with changes in fair value recorded on the consolidated statement of operations and comprehensive loss (Note 5). The primary reason for electing the fair value option was for simplification and cost-benefit considerations of accounting for the convertible notes at fair value versus bifurcation of the embedded derivatives. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred.
In connection with the Business Combination, the convertible notes converted into shares of Class A common stock.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash and cash equivalents are deposited in checking and money market accounts with financial institutions in the U.S. and checking accounts with financial institutions in Canada, Germany, the Netherlands and Singapore that management believes are of high credit quality. The Company generally does not require collateral to support the obligations of the counterparties and deposits at banks may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits of cash and cash equivalents. The maximum amount of loss at January 31, 2022 that the Company would incur if parties to cash and money market funds failed completely to perform according to the terms of the contracts is $489.9 million.
Accounts receivables are typically unsecured and are derived from revenue earned from customers across various countries. As of January 31, 2022, four customers accounted for 23%, 14%, 12%, and 10% of accounts receivable, respectively. As of January 31, 2021, three customers accounted for 32%, 18%, and 12% of accounts receivable, respectively.
For the fiscal year ended January 31, 2022, one customer accounted for 11% of revenue. For the fiscal year ended January 31, 2021, three customers accounted for 12%, 10% and 10%, of revenue. For the fiscal year ended January 31, 2020, one customer accounted for 13% of revenue.
The Company’s products require continued approval from the Federal Communications Commission (“FCC”) and other international regulatory agencies for the Company to continue its operations. There can be no assurance that the Company’s products will continue to receive the necessary approvals or that its operations will be supported by the U.S. government or other governments. If the Company was denied such approvals, if such approvals were delayed, or if the U.S. government’s or other governments’ policies change, these events may have a material adverse impact on the Company’s financial position and results of operations.
The Company contracts with certain third-party service providers to launch satellites. Service providers who provide these services are limited. The inability of launch service providers to contract with the Company could materially impact future operating results.

Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation and amortization. Repair and maintenance costs are expensed as incurred. Significant improvements that extend the useful life or add functionality to property and equipment are capitalized. Depreciation is computed once an asset is placed in service using the straight-line method over the estimated useful life of the asset, which is as follows:

Estimated useful life (in years)
Computer equipment and purchased software	3
Office furniture, equipment and fixtures	5
Satellites	2.2 to 9
Ground stations and ground station equipment	3 to 10
Leasehold improvements	lesser of useful life or term of lease
Costs directly associated with design, construction, launch, and commissioning of satellites and systems are capitalized when the design and operation of the satellites and systems is at a sufficiently advanced stage such that the Company believes that recovery of the costs through future cash inflows is probable. The Company capitalizes material, labor and launch costs (including integration and launch insurance costs) that are incurred and necessary for the satellites to be placed into service. The Company depreciates the cost of a satellite over its estimated useful life, using the straight-line method of depreciation, once it is placed into service, which is when the Company determines that the satellites are providing imagery that meets the required quality specifications for sale to its customers.
The estimated useful life over which the Company depreciates a satellite is determined once the satellite has been placed into service. The initial determination of the satellite’s useful life involves the consideration of multiple factors, including design life, random part failure probabilities, expected component degradation and cycle life, fuel consumption (where applicable), and experience with satellite parts, vendors and similar assets.
At least annually, or more frequently, should facts and circumstances indicate a need, the Company performs an assessment of the remaining useful lives of its property and equipment including its satellites. The assessment for satellites evaluates satellite usage data, remaining fuel (where applicable), operational stresses and other factors that may impact the satellite’s expected useful life.
In February 2021, the Company completed an assessment of the useful lives of its satellites and adjusted the estimated useful life of certain satellites from 6 years to 9 years. This change in accounting estimate was effective beginning in fiscal year 2022.
In August 2021, additional information specific to a single high resolution satellite became available which indicated the useful life of the satellite will be less than originally estimated. The change in estimate for this satellite was accounted for prospectively beginning in August 2021.
The effect of these changes in estimate was a net decrease in depreciation expense of $17.6 million and a decrease in basic and diluted net loss per share attributable to common stockholders of approximately $0.22 for the fiscal year ended January 31, 2022.
Capitalized Internal-Use Software Development Costs
Costs directly attributable to the development of internal-use software are capitalized when the preliminary design of the software is completed, management has committed funding to proceed with the development and confirmed adequate probability that the project will be completed and the software will function as intended. Capitalization is discontinued when the project is substantially completed and ready for its intended use. The Company capitalizes labor costs that are incurred and necessary for the software to be placed into service and any interest costs apportioned to the project, if material. The Company amortizes capitalized internal-use software development costs, once it is placed into service, over its estimated useful life using the straight-line method, which is generally one to three years based on management’s determination of the duration of time during which the related software will be in use and contributing to the Company’s cash flows.

Impairment of Long-Lived Assets
The carrying amount of long-lived assets and finite-lived intangible assets to be held and used in the business are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset may be impaired. When impairment indicators are present, the recoverability of the asset is measured by comparing the carrying value of the asset to the estimated undiscounted future cash flows expected to be generated by the asset. This evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, or an asset group. If the carrying amount of the asset or asset group is not recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of each long-lived asset or asset group exceeds the fair value of the asset or asset group.
During the fiscal year ended January 31, 2022, the Company recognized impairment expense of approximately $1.1 million relating to capitalized costs for certain internal-use software development projects that were discontinued before the projects were completed. The impairment expense is included in research and development expenses within the consolidated statement of operations and comprehensive loss for the fiscal year ended January 31, 2022. Other than as noted above, no events or changes in circumstances indicated the carrying amounts of the Company’s long-lived assets may not be recoverable during the fiscal years ended January 31, 2022, 2021 and 2020.
Business Combinations
The Company accounts for its business combinations using the acquisition accounting method, which requires it to determine the fair value of net assets acquired, including intangible assets and related goodwill. The Company identifies and attributes fair values and estimated lives to the intangible assets acquired and allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. There are different valuation models for each component, the selection of which requires considerable judgment. These determinations will affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes are reasonable but recognizes that the assumptions are inherently uncertain.
Acquisition-related costs are accounted for as expenses in the period in which they are incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements as of the acquisition date.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization and is tested for impairment at least annually, during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that the asset might be impaired. In assessing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded goodwill amounts have been impaired, the Company would perform a quantitative impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. No goodwill impairment was recorded during the fiscal years ended January 31, 2022, 2021 and 2020.

Intangible Assets
Intangible assets with finite useful lives are carried at cost, net of accumulated amortization and impairment, where applicable. Amortization is recorded over the estimated useful lives of the assets on a straight-line basis as follows:

Estimated useful life (in years)
Developed technology	5 to 9
Imagery library	3
Customer relationships	5 to 9
Trade names and other	3 to 7

Revenue Recognition
The Company recognizes revenue in accordance with Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, the Company recognizes revenue under the core principle to depict the transfer of control to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when a performance obligation is satisfied.
The Company derives its revenue principally from licensing rights to use imagery that is delivered digitally through its online platform in addition to providing related services. Imagery licensing agreements vary by contract, however, generally they have annual or multi-year contractual terms. The data licenses are generally purchased via a fixed price contract on a subscription or usage basis, whereby a customer pays for access to the Company’s imagery that may be downloaded over a specific period of time, or, less frequently, on a transactional basis, whereby the customer pays for individual content or archive access licenses. The Company’s imagery licensing agreements and service agreements are generally non-cancelable and do not contain refund-type provisions.
At contract inception, the Company assesses the product offerings in its contracts to identify performance obligations that are distinct. A performance obligation is distinct when it is separately identifiable from other items in a bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. To identify the performance obligations, the Company considers all of the product offerings promised in the contract.
Imagery licensing arrangements generally provide customers with the right to access imagery through the Company’s platform, download content on a limited or unlimited basis over the contractual period depending on the terms of the applicable contract, or provide both the right to access imagery and download content. The access to imagery through the Company’s online platform and the ability to download such imagery represent two separate performance obligations. As such, a portion of the total contract consideration related to access to continuously updated imagery content is recognized ratably on a straight-line basis over the term of the contract.
At contract inception, existing or archived imagery is available for download by the customer. The existing or archived imagery has significant standalone functionality and is not updated once licensed to a particular customer. As such, the portion of the contract consideration related to the download license of existing or archive imagery content is recognized as revenue at the commencement of the contract when control of the imagery is transferred, and the imagery is available for download by the customer. The portion of the contractual consideration related to the download of monitoring imagery content is recognized over the term of the contract utilizing a usage-based output measure of progress based on the download capacity specified in the contract. To the extent the number of downloads of the specified imagery content is unlimited, the contractual consideration related to downloads is recognized ratably on a straight-line basis over the term of the contract.
When the Company’s contracts with customers contain more than a single performance obligation, management allocates the total contract consideration to each performance obligation on a relative SSP basis. The SSP is the price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP by considering its overall pricing practices and market conditions, including the Company’s discounting practices, the size and volume of the

Company’s transactions, the customer demographic, price lists, historical sales, contract prices and customer relationships.
The Company also provides other services to customers, including professional services such as training, analytical services, research and development services to third parties, and other value-added activities related to imagery products. These revenues are recognized as the services are rendered, on a proportional performance basis for fixed price contracts or ratably over the contract term for subscription professional services contracts. Training revenues are recognized as the services are performed.
The Company recognizes revenue on a gross basis. The Company is the principal in the transaction as it is the party responsible for the performance obligation and it controls the product or service before transferring it to the customer.
Revenue excludes sales and usage based taxes where it has been determined that the Company is acting as a pass through agent.
The transaction price is the total amount of consideration that the Company expects to be entitled to in exchange for the product offerings in a contract. The prices of imagery licensing and other services are generally fixed at contract inception and therefore, the Company’s contracts do not contain a significant amount of variable consideration. From time to time, the Company may enter into contracts with its customers that provide a form of variable consideration, including a revenue share arrangement. For these arrangements, the Company estimates the variable consideration at the contract inception based on the most likely amount in a range of possible outcomes. The estimate of variable consideration is reassessed on a quarterly basis.
The Company typically bills in advance either quarterly or annually for contracts with terms of one year or longer. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the underlying performance obligations have been satisfied. Advance payments from customers have been categorized as current or non-current deferred revenue based on the expected performance date. The Company applied the practical expedient in Topic 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. The financing component of multi-year contracts were not significant.
Cost of Revenue
Cost of revenue consists of employee-related costs of performing account and data provisioning, customer support, satellite and engineering operations, as well as the costs of operating and retrieving information from the satellites, processing and storing the data retrieved, third party imagery expenses, depreciation of satellites and ground stations, and the amortization of capitalized internal-use software related to creating imagery provided to customers. Cost of revenue from professional services consists primarily of employee-related costs associated with providing these services, including costs paid to subcontractors and certain third-party fees. Employee-related costs include salaries, benefits, bonuses and stock-based compensation.
Research and Development Expenditures
Research and development expenditures primarily include personnel- related expenses for employees and consultants, hardware costs, supplies costs, contractor fees and administrative expenses. Employee-related costs include salaries, benefits, bonuses and stock-based compensation. Expenses classified as research and development are expensed as incurred and attributable to advancing technology research, platform and infrastructure development and the research and development of new product iteration.
The Company continues to iterate its satellites and operations for optimal efficiency and function. Satellite costs associated with the design, manufacture, launch, and commissioning of experimental satellites or other space related research and development activities are expensed as incurred.
Sales and Marketing
Sales and marketing expenditures primarily include costs incurred to market and distribute the Company’s products. Such costs include advertising and conferences, sales commissions, salaries, benefits and stock-based compensation for the Company’s sales and marketing personnel and sales office expenses. Sales and marketing expenses are expensed as incurred. Advertising expenses for the fiscal years ended January 31, 2022, 2021 and 2020 were not material.
General and Administrative
General and administrative expenses include personnel-related expenses and facilities-related costs primarily for its executive, finance, accounting, legal and human resources functions. General and administrative expenses also include fees for professional services principally comprised of legal, audit, tax, and insurance, as well as executive management expenses. General and administrative costs are expensed as incurred.
Leases
Leases are reviewed and classified as capital or operating at their inception. For operating leases, the Company records rent expense on a straight-line basis over the noncancelable lease term and records the difference between the rent paid and the recognition of rent expense as a deferred rent asset or liability. Rent escalation, rent abatement, or other concessions, such as rent holidays, and landlord or tenant incentives or allowances, are recorded as deferred rent and amortized over the remaining lease term.
Income Taxes
The Company is subject to income taxes in the U.S. and various foreign jurisdictions and uses estimates in determining its provisions for income taxes.
The Company accounts for income taxes under the asset and liability method. Deferred assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets where it is more likely than not that the deferred tax assets will not be realized.
The Company recognizes and measures uncertain tax positions in accordance with ASC 740, Income Taxes, which prescribes a recognition threshold and measurement process for recording uncertain tax positions taken, or expected to be taken in a tax return, in the consolidated financial statements. The Company accrues for the estimated amount of taxes for uncertain tax positions if it is more likely than not that the Company would be required to pay such additional taxes. An uncertain tax position will not be recognized if it has a less than 50% likelihood of being sustained.
The global intangible low-taxed income (GILTI) provisions of the Tax Cut and Jobs Act impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporation. The Company elects to treat any potential GILTI inclusions as a period cost.
Common Stock Valuations
The Company has historically granted stock options at an exercise price equal to the fair value as determined by the Company’s board of directors on the date of grant. Given the absence of a public market for the Company’s common stock prior to the Business Combination, the board of directors of the Company estimated the fair value of its common stock at the time of each grant of an equity-based award. The board of directors of the Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. These estimates and assumptions include numerous objective and subjective factors to determine the fair value of the Company’s common stock at each grant date, including the following factors:
•relevant precedent transactions including the Company’s capital transactions;
•the liquidation preferences, rights, preferences, and privileges of the Company’s convertible preferred stock relative to the common stock;

•the Company’s actual operating and financial performance;
•the Company’s current business conditions and projections;
•the Company’s stage of development;
•the likelihood and timing of achieving a liquidity event for the common stock underlying the stock options, such as an initial public offering, given prevailing market conditions;
•any adjustment necessary to recognize a lack of marketability of the common stock underlying the granted options;
•the market performance of comparable publicly traded companies; and
•U.S. and global capital market conditions.
If different assumptions had been made, equity-based compensation expense, net loss, and net loss per common share could have been significantly different.
Following the consummation of the Business Combination, the fair value of the Company’s common stock at the time of grant of each equity-based award is determined based on its quoted market price on the NYSE.
Stock-Based Compensation
The Company accounts for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP, which require compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. The Company determines the fair value of stock-based awards granted or modified, using appropriate valuation techniques. The Company recognizes forfeitures as they occur.
The Company has granted certain awards, primarily options, that vest based upon a service condition. The Company uses the Black-Scholes option pricing model to determine the fair value of the stock options granted. The Black-Scholes option pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The Company records stock-based compensation expense for stock options on a straight-line basis over the requisite service period, which is generally four years.
The fair value of the Restricted Stock Units (“RSUs”) is the fair value of the underlying stock at the measurement date. For awards that are subject to both time-based service and performance conditions (including liquidity events), no expense is recognized until it is probable that the vesting criteria would be met. Stock-based compensation expense for awards with performance and other vesting criteria is recognized as expense under an accelerated graded vesting model.
Pursuant to the Merger Agreement for the Business Combination, Former Planet equity holders, including Former Planet equity award holders, have the right to receive earn-out consideration (the “Earn-out Shares”). The Earn-out Shares may be earned in four equal tranches based on market condition vesting requirements.
The Earn-out Shares allocated to Former Planet equity award holders are accounted for as stock-based compensation pursuant to ASC 718, Compensation—Stock Compensation, because service must be provided through each market condition vesting requirement. The fair value of the Earn-out Shares allocated to Former Planet equity award holders was determined upon the close of the Business Combination which will be recognized as stock-based compensation expense over the requisite service period. Compensation expense for awards with market conditions is not reversed if the market condition is not met.
The fair value of the Earn-out Shares was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. This valuation model requires inputs such as the fair value of the Company’s Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of the Company’s Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Earn-out Shares, which is 5 years from the closing of the Business Combination. The Company’s volatility was derived from several publicly traded peer companies. The Company has historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, the Company estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The requisite service period for each of the four vesting tranches for the Earnout Shares was derived from the median time to vest for each tranche utilizing the same simulation model that produced the fair value estimate.

Public and Private Placement Warrant Liabilities
In connection with dMY IV’s initial public offering, which occurred on March 9, 2021, dMY IV issued 34,500,000 units, consisting of one share of Class A common stock of dMY IV and one-fifth of one redeemable warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (the “Public Warrants”). Simultaneously with the closing of its initial public offering, dMY IV completed the private sale of 5,933,333 warrants to dMY Sponsor IV, LLC (the “dMY Sponsor”) at a purchase price of $1.50 per warrant (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one share of Class A common stock at $11.50 per share. Subsequent to the Business Combination and as of January 31, 2022, there were 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants outstanding.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants, including the Class A common stock issuable upon exercise, are not transferable, assignable or salable until 30 days after the closing of the Business Combination (except in limited circumstances) and are not redeemable by the Company so long as they are held by the dMY Sponsor or its permitted transferees. Additionally, the dMY Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the dMY Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Additionally, pursuant to a lock-up agreement entered into with the dMY Sponsor in connection with the Business Combination, 2,966,667 of the Private Placement Warrants are subject to vesting conditions (the “Private Placement Vesting Warrants”). The Private Placement Vesting Warrants vest in four equal tranches (i) when the closing price of Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) when the Company consummates a change of control transaction prior to December 7, 2026 that entitles its stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00. Any right to Private Placement Vesting Warrants that remains unvested on the first business day after five years from the closing of the Business Combination will be forfeited without any further consideration.
The Company evaluated the Public and Private Placement common stock warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public and Private Placement common stock warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A stockholders. As there are two classes of common stock, not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Placement Warrants do not meet the conditions to be classified in equity. Since the Public and Private Placement common stock warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date.
The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as of the measurement date.
The fair value of the Private Placement Warrants (excluding the Private Placement Vesting Warrants) was estimated using the Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. These valuation models require inputs such as the fair value of the Company’s class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of the Company’s class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is 5 years from the closing of the Business Combination. The Company has historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. Changes in these assumptions can materially affect the estimate of the fair value of these instruments and ultimately change in fair value of Private Placement Warrants.
Preferred Stock Warrants
Prior to the Business Combination, the Company had preferred stock warrants which were exercisable for Series B and Series D convertible preferred stock.
The Company’s convertible preferred stock was classified as permanent equity, as redemption was solely within control of the Company. Prior the Business Combination, the Company evaluated the Series B and Series D Preferred Stock warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded the Series B and Series D preferred stock warrants did not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement provisions of the Series B and certain Series D preferred stock warrants met the criteria for liability classification as the number of shares to be issued was not fixed at the time of issuance. Certain other Series D preferred stock warrants met the criteria for liability classification as certain terms of the warrants precluded them from being indexed to the Company’s stock. As such, the Series B preferred stock warrants and Series D preferred stock warrants were recognized as liabilities and recorded at fair value. The change in fair value of these warrants was recognized at each reporting date in the consolidated statement of operations and comprehensive loss. See Note 5 for a discussion of the fair value methodology and assumptions and Note 9 for details of the terms of the Series B and Series D preferred stock warrants.
Upon the closing of the Business Combination, all Series B preferred stock warrants converted into warrants for Class A common stock warrants and were exercised.
Upon the closing of the Business Combination, all Series D preferred stock warrants converted into warrants for Class A common stock, and a portion of such Class A common stock warrants were not exercised and remained outstanding (see Note 9). The Company evaluated such Class A common stock warrants that remained outstanding under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and concluded they met the criteria to be classified in stockholders’ equity. Specifically, given that the underlying shares of such warrants are now Class A common stock, the terms of such warrants no longer preclude them from being indexed to the Company’s stock. Accordingly, the Class A common stock warrants that remained outstanding were measured at fair value and classified within stockholders’ equity on the date of the Business Combination.
Foreign Currency Transactions and Translation
The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiaries has been determined to be either the U.S. dollar, Euro or Canadian dollar as the case may be. Revenue and expenses of the Company’s foreign subsidiaries, with a functional currency of either Euro or Canadian dollar, are translated into U.S. dollars using the monthly average exchange rates prevailing during the period. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity.
Transactions denominated in currencies other than the functional currency are recorded based on the exchange rates at the time of the transaction. Monetary assets and liabilities are subject to remeasurement at the exchange rate in effect at the balance sheet date, with subsequent changes in exchange rates resulting in transaction gains or losses, which are included within other income (expense), net in the consolidated statement of operations and comprehensive loss. Foreign currency gain (loss) was $(0.5) million, $0.3 million and $(0.3) million for the years ended January 31, 2022, 2021 and 2020, respectively.

Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
See Note 4, Revenue, for revenue by geographic region. See Note 7, Balance Sheet Components, for long-lived assets by geographic region.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The Company considered all series of its convertible preferred stock to be participating securities. Net loss is attributed to common stockholders and participating securities based on their participation rights. Net loss attributable to common stockholders was not allocated to the convertible preferred stock as the holders of the convertible preferred stock did not have a contractual obligation to share in any losses.
Basic net loss per share attributable to common stockholders is the same for Class A and Class B shares of common stock because they are entitled to the same liquidation and dividend rights. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding and the weighted-average number of certain Class A common stock warrants that were previously outstanding and were exercised in connection with the Business Combination. Such Class A common stock warrants were not contingently exercisable and the common stock of the Company was issued for little or no consideration, as such the shares underlying these Class A common stock warrants were considered outstanding in the denominator in the calculation of basic net loss per share attributable to common stockholders from the issuance date of such Class A common stock warrants.
Diluted loss per share attributable to common stockholders adjusts basic loss per share for the potentially dilutive impact of convertible preferred stock, convertible notes, warrants, stock options, restricted stock units, Earn-out Shares and dMY Sponsor Earn-out Shares. For the years ended January 31, 2022, 2021 and 2020, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Emerging Growth Company
The Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) allows an emerging growth company (“EGC”) to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act allows emerging growth companies to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company is an EGC and has elected to use the extended transition period under the JOBS Act until the earlier of the date that it is (i) no longer an EGC or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, the financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates. The adoption dates discussed below, within the Recently Issued Accounting Pronouncements section, reflect this election.

Recently Adopted Accounting Pronouncements
In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13—Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. Under the new guidance, the amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this guidance as of February 1, 2020.
In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which clarifies the accounting for implementation costs in cloud computing arrangements. The Company adopted this guidance as of February 1, 2021, with no material impact on its consolidated financial statements.
In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which amends ASC 808 to clarify when transactions between participants in a collaborative arrangement under ASC 808 are within the scope of the FASB’s new revenue standard, ASU 2014-09 (codified in ASC 606). The Company adopted this guidance as of February 1, 2021, with no material impact on its consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (“Topic 842”), which supersedes the guidance in former ASC 840, Leases. This standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under ASC 840. Originally, a modified retrospective transition approach was required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued guidance to permit an alternative transition method for Topic 842, which allows transition to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Entities may elect to apply either approach. There are also a number of optional practical expedients that entities may elect to apply. The Company expects to adopt the standard using the alternative transition method, is currently assessing the impact of this standard on its consolidated financial statements, and expects to report increased right-of-use assets and lease liabilities in connection with adopting this standard as of February 1, 2022.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its subsequent amendments as ASC 326. ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company expects to adopt this updated guidance as of February 1, 2022. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, a new accounting standard update to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

The standard is expected to be effective for the Company on February 1, 2023, and early adoption is permitted. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This standard simplifies the accounting for convertible debt instruments by removing the separation models for convertible debt with a cash conversion feature, as well as convertible instruments with a beneficial conversion feature. As a result, entities will account for a convertible debt instrument wholly as debt, unless certain other conditions are met. The elimination of these models will reduce non-cash interest expense for entities that have issued a convertible instrument that was within the scope of those models before the adoption of ASU 2020-06. Additionally, ASU 2020-06 requires the application of the if- converted method for calculating diluted earnings per share, and precludes the use of the treasury stock method for certain debt instruments. The standard is expected to be effective for the Company on February 1, 2024, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company expects to adopt this standard as of February 1, 2022. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

(3)Business Combination
As discussed in Note 1, the Company completed the Business Combination on December 7, 2021, pursuant to the Merger Agreement. Upon the consummation of the Business Combination, the following events contemplated by the Merger Agreement occurred, based on Former Planet’s capitalization as of December 7, 2021:
•all Former Planet convertible preferred stock (see note 10) converted into shares of Former Planet Class A common stock and all Former Planet convertible preferred stock warrants became warrants for Former Planet Class A common stock (see note 9);
•the Venture Tranche B loans and the 2020 Convertible Notes (see note 9) converted into shares of Former Planet Class A common stock;
•each share of Former Planet capital stock (other than Former Planet Class B common stock) was converted into the right to receive shares of Planet’s Class A common stock after giving effect to the Exchange Ratio of approximately 1.53184 as calculated in accordance with the Merger Agreement;
•each share of Former Planet Class B common stock was converted into the right to receive shares of Planet’s Class B common stock after giving effect to the Exchange Ratio of approximately 1.53184 as calculated in accordance with the Merger Agreement;
•all granted and outstanding unexercised Former Planet stock options were converted into Planet stock options exercisable for shares of Planet’s Class A common stock with the same terms and vesting conditions except for the number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio;
•all granted and outstanding unvested Former Planet restricted stock units were converted into Planet restricted units for shares of Planet’s Class A common stock with the same terms and vesting conditions except for the number of shares, which was adjusted by the Exchange Ratio; and
•Former Planet Class A common stock warrants that remained outstanding subsequent to the closing of the Business Combination (see Note 9) were converted into warrants for Planet’s Class A common stock with the same terms except for the number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio

Pursuant to the Merger Agreement, Former Planet equity holders, including Former Planet equity award holders, will have the right to receive up to an additional 27,000,000 shares in earnout consideration (the “Earn-out Shares”), of which up to 24,600,000 shares may be issued as shares of Class A common stock and up to 2,400,000 may be issued to William Marshall and Robert Schingler, Jr. (the “Planet Founders”) as shares of Class B common stock. The Earn-out Shares may be earned in four equal tranches (i) when the closing price of Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) when the Company consummates a change of control transaction prior to December 7, 2026 that entitles its stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00. Any right to Earn-out Shares that remains unvested on the first business day after five years from the closing of the Business Combination will be forfeited without any further consideration.
Approximately 5,540,990 shares of the Earn-out Shares were allocated to Former Planet equity award holders, which are accounted for as stock-based compensation pursuant to ASC 718, Compensation—Stock Compensation because service must be provided through each market condition vesting requirement described above. The remaining Earn-out Shares are accounted for as equity classified equity instruments, were included as merger consideration as part of the Business Combination, and recorded in Additional paid-in capital.
Additionally, the shares of dMY IV Class B common stock automatically converted to 8,625,000 shares of the Company’s Class A common stock (the “dMY Sponsor Shares”), of which, pursuant to a lock-up agreement entered into with the dMY Sponsor in connection with the Business Combination, 862,500 shares are subject to vesting under conditions consistent with the Earn-out Shares discussed above (the “dMY Sponsor Earn-out Shares”). The dMY Sponsor Earn-out Shares are accounted for as equity classified equity instruments, were included as merger consideration as part of the Business Combination, and recorded in Additional paid-in capital.
On July 7, 2021, in connection with the execution of the Merger Agreement, and on September 13, 2021, following receipt of interest expressed by additional subscribers after the announcement of the Business Combination, dMY IV entered into subscription agreements (collectively, the “Subscription Agreements”) with certain parties subscribing for shares of dMY IV’s Class A common stock (such parties, the “Subscribers”), pursuant to which the Subscribers agreed to purchase, and dMY IV agreed to sell to the Subscribers, an aggregate of 25,200,000 shares of dMY IV Class A Common Stock, for a purchase price of $10.00 per share. Immediately prior to the closing of the Business Combination, the Company issued and sold 25,200,000 shares of its Class A common stock to the Subscribers for aggregate gross proceeds to the Company of $252.0 million (the “PIPE Investment”).
In connection with the Business Combination transactions, the outstanding principal, accrued interest and repayment fees of $67.1 million of the credit agreement with SVB and Hercules was repaid (see note 9).
The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP, whereby dMY IV was treated as the acquired company and Former Planet was treated as the acquirer. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Former Planet issuing stock for the net assets of dMY IV, accompanied by a recapitalization. The net assets of dMY IV were stated at historical cost, with no goodwill or other intangible assets recorded.
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity for the fiscal year ended January 31, 2022:

(in thousands)	Recapitalization
Cash - dMY IV Trust and cash, net of redemptions	$338,383
Cash - PIPE Investment	252,000
Less: Transaction costs (1)	(57,219)
Proceeds from Business Combination and PIPE Investment. net	$533,164
Less: non-cash accrued transaction costs	(326)
Less: non-cash liability assumed as part of Business Combination	(171)
Less: non-cash fair value of Public Warrants	(24,840)
Less: non-cash fair value of Private Placement Warrants	(29,370)
Business Combination and PIPE Investment, net	$478,457

(1)
Excludes $2.2 million of transaction costs incurred attributable to the Public Warrants and Private Placement Warrants, which were recorded within other income (expense), net in the consolidated statement of operations and comprehensive loss for the fiscal year ended January 31, 2022.

The number of shares of the Company’s common stock outstanding immediately following the consummation of the Business Combination and related transactions is as follows:

Number of Shares
Former Planet stockholders - Class A Common Stock (1)	172,161,152
Former Planet stockholders - Class B Common Stock	21,157,586
dMY IV’s public stockholders - Class A Common Stock (2)	33,810,330
Holders of dMY IV’s sponsor shares - Class A Common Stock (3)	7,762,500
PIPE Investment - Class A Common Stock	25,200,000
Total shares of common stock immediately after Business Combination	260,091,568

(1)	Excludes 1,746,296 shares of Class A common stock associated with the early exercise of unvested Former Planet stock options.

(2)
Upon the closing of the Business Combination, dMY IV’s public stockholders were offered the opportunity to redeem shares of dMY IV Class A common stock then held by them for cash equal to their pro rata share of the aggregate amount on deposit (as of two business days prior to the closing) in the trust account. The table above reflects redemptions of 689,670 shares of Class A common stock that occurred.

(3)	Excludes 862,500 shares of Class A common associated with the dMY Sponsor Earn-out Shares that are subject to vesting requirements.

(4)Revenue
Deferred Revenue
During the fiscal years ended January 31, 2022, 2021 and 2020, the Company recognized revenue of $55.2 million, $34.7 million and $35.1 million, respectively, that had been included in deferred revenue as of January 31, 2021, January 31, 2020 and February 1, 2019, respectively.
Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $153.4 million as of January 31, 2022, which consists of both deferred revenue of $67.8 million and non-cancelable contracted revenue that will be invoiced in future periods of $85.6 million. The Company expects to recognize approximately 72% of the remaining performance obligation over the next 12 months, approximately 96% of the remaining obligation over the next 24 months, and the remainder thereafter.

Disaggregation of Revenue
The following table disaggregates revenue by major geographic region:

	Year Ended January 31,
(in thousands)	2022	2021	2020
United States	$55,993	$61,471	$54,857
Canada	9,370	15,910	16,678
Rest of world	65,846	35,787	24,201
Total revenue	$131,209	$113,168	$95,736
No single country other than the U.S. accounted for more than 10% of revenue for the fiscal year ended January 31, 2022. No single country other than the U.S. and Canada accounted for more than 10% of revenue for the years ended January 31, 2021 and 2020.

Costs to Obtain and Fulfill a Contract
Commissions paid to the Company’s direct sales force are considered incremental costs of obtaining a contract with a customer. Accordingly, commissions are capitalized when incurred and amortized to sales and marketing expense over the period of benefit from the underlying contracts. The period of benefit from the underlying contract is consistent with the timing of transfer to the performance obligations to which the capitalized costs relate, and is generally consistent with the contract term.
During the fiscal years ended January 31, 2022, 2021 and 2020, the Company deferred $1.7 million, $3.0 million and $0.3 million of commission expenditures to be amortized in future periods. The Company’s amortization of commission expenditures was $2.0 million, $1.9 million and $1.3 million for the fiscal years ended January 31, 2022, 2021 and 2020, respectively. As of January 31, 2022 and 2021, deferred commissions consisted of the following:

	January 31,
(in thousands)	2022	2021
Deferred commission, current	$1,375	$1,030
Deferred commission, non-current	1,083	1,697
Total deferred commission	$2,458	$2,727
The current portion of deferred commissions are included in prepaid expenses and other current assets on the consolidated balance sheets. The non-current portion of deferred commissions are included in other non-current assets on the consolidated balance sheets.

(5)Fair Value of Financial Assets and Liabilities
Assets and liabilities recognized or disclosed at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their respective fair values.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of January 31, 2022 and 2021 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

	January 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents: money market funds	$470,066	$—	$—
Restricted cash: money market funds	5,875	—	—
Total assets	$475,941	$—	$—
Liabilities
Public Warrants	10,764	—	—
Private Placement Warrants	—	—	12,460
Total liabilities	$10,764	$—	$12,460

	January 31, 2021
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents: money market funds	$50,449	$—	$—
Restricted cash: money market funds	5,165	—	—
Total assets	$55,614	$—	$—
Liabilities
Convertible notes	—	—	101,212
Preferred stock warrant liability	—	—	11,359
Total liabilities	$—	$—	$112,571
Money Market Funds
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds for the fiscal years ended January 31, 2022, 2021 and 2020.
Public and Private Placement Warrants
The Public Warrants were classified within Level 1 as they are publicly traded and had an observable market price in an active market.
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility inputs utilized for the fair value measurements of the Private Placement Warrants upon the closing of the Business Combination and as of January 31, 2022 were 55.0% and 60.0%, respectively.

The following is a rollforward of balances for the Private Placement Warrants for the fiscal year ended January 31, 2022:

(in thousands)	Private Placement Warrants
Assumed in Business Combination	$29,370
Change in fair value	(16,910)
Fair value as of January 31, 2022	$12,460
Convertible notes
In connection with the Business Combination, the convertible notes converted into shares of Class A common stock. The Company measured the fair value of the convertible notes upon conversion based on the closing price of the Company’s Class A common stock on the date of the Business Combination and the number of Class A common stock shares into which the notes converted.
As of January 31, 2021, the Company measured its convertible notes at fair value based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy. The fair value of the convertible notes as of January 31, 2021 was estimated using a probability- weighted hybrid method combining (i) an option pricing model, and (ii) a discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the estimated time to liquidation, volatility, discount yield and risk-free interest rates.

The following table provides quantitative information associated with the fair value measurement of the convertible notes as of January 31, 2021:

	Fair Value as of January 31, 2021	Valuation Technique	Unobservable Input Description	Input
	(in thousands)
Convertible Notes	$101,212	Probability-weighted	Estimated time to liquidation	0.2 - 0.5 years
			Volatility	35.0%
			Discount Yield	16.0%
			Risk-free interest rate	0.1%

The following is a rollforward of balances for the convertible notes for the fiscal years ended January 31, 2022, 2021 and 2020:

(in thousands)	Convertible Notes
Fair value as of February 1, 2019	$—
Issuance	10,963
Change in fair value	(159)
Fair value as of January 31, 2020	10,804
Issuance	68,529
Extinguishment	(3,260)
Change in fair value	25,139
Fair value as of January 31, 2021	101,212
Change in fair value	13,142
Conversion to Class A Common Stock	(114,354)
Fair value as of January 31, 2022	$—
Preferred stock warrant liability
In connection with the Business Combination, all Series B and Series D preferred stock warrants converted into warrants for Class A common stock. A portion of such Class A common stock warrants were exercised upon the closing of the Business Combination. The Company measured the fair value of the exercised warrants upon settlement based on the closing price of the Company’s Class A common stock on the date of the Business Combination and the number of Class A common stock shares that were issued to the warrant holders. For the portion of the Class A common stock warrants that were not exercised and remained outstanding subsequent to the closing of the Business Combination, the Company concluded such warrants met the criteria to be classified in stockholders’ equity. Accordingly, the Class A common stock warrants that remained outstanding were measured at fair value and classified within stockholders’ equity on the date of the Business Combination.
As of January 31, 2021, the Company measured its liabilities for the Series B and D preferred stock warrants at fair value based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy. The fair value of the preferred stock warrant liabilities as of January 31, 2021 was estimated using an option pricing model. The significant unobservable inputs used in the fair value measurement of the Company’s preferred stock warrant liabilities are volatility, term and discount for lack of marketability.
The following table provides quantitative information associated with the fair value measurement of the preferred stock warrant liability as of January 31, 2021:

	Fair Value as of January 31, 2021	Valuation Technique	Unobservable Input Description	Input
	(in thousands)
Preferred Stock Warrant Liability	$11,359	Option Pricing Method	Term	0.5 - 1.75 years
			Volatility	60%
			Discount for lack of marketability	10% - 17%

The following is a rollforward of balances for the preferred stock warrant liability for the fiscal years ended January 31, 2022, 2021 and 2020:

(in thousands)	Preferred Stock Warrant Liability
Fair value as of February 1, 2019	$3,897
Issuance	—
Change in fair value	(48)
Fair value as of January 31, 2020	3,849
Issuance	2,596
Change in fair value	4,914
Fair value as of January 31, 2021	11,359
Change in fair value	12,118
Reclassification to stockholders’ equity upon conversion to Class A common stock warrants	(23,477)
Fair value as of January 31, 2022	$—

(6)Acquisition

VanderSat

On December 13, 2021, the Company acquired all of the equity interest of VanderSat B.V. (“VanderSat”), a provider of advanced earth data and analytics that report on key conditions on the Earth’s surface, including soil moisture, land surface temperature and vegetation optical depth. The purpose of the acquisition was to allow the Company to accelerate its position in agriculture and continue to mature its offerings in other verticals including insurance, civil government, and finance. The fair value of the consideration transferred was $22.8 million, consisting of $9.6 million in cash, net of cash acquired, $12.9 million in Class A common stock valued at $9.47 per share based on the quoted closing price of the Company’s Class A common stock, and a contingent consideration liability of $0.3 million.

In connection with the acquisition, the Company issued 1,900,739 shares of its Class A common stock, of which 1,357,348 shares were accounted for as purchase consideration. The remaining 543,391 shares of Class A common stock were issued to an employee and former owner of VanderSat and are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting (see Note 13).
The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	December 13, 2021
Net Assets Acquired
Goodwill	$14,826
Identifiable intangible assets acquired
Customer relationships	671
Developed technology	8,487
Other	796
Deferred tax asset	892
Property and equipment	61
Net working capital acquired, net of cash acquired	(394)
Deferred tax liability	(2,568)
Total purchase consideration	$22,771
Identifiable intangible assets were measured at fair value. The developed technology was valued using the royalty method under the income approach, which requires the Company to estimate a royalty rate, identify relevant projected revenue and expenses and select an appropriate discount rate.
The goodwill primarily represents the value expected from the synergies created through the operational enhancement benefits resulting from the integration of VanderSat into the Company and the combination of VanderSat’s solutions with the Company’s existing products. The goodwill is not deductible for tax purposes.
The financial results of VanderSat are included in the consolidated financial statements from the date of acquisition. Acquisition-related costs associated with this transaction were not material. Pro forma results of operations have not been presented as the effect of this acquisition was not material to the consolidated financial statements.

(7)Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consists of the following:

	January 31,
(in thousands)	2022	2021
Satellites*	$310,861	$302,577
Leasehold improvements	15,448	15,630
Ground stations and ground station equipment	12,685	12,560
Office furniture, equipment and fixtures	5,335	4,995
Computer equipment and purchased software	8,197	7,837
Total property and equipment, gross	352,526	343,599
Less: Accumulated depreciation	(219,246)	(183,744)
Total property and equipment, net	$133,280	$159,855

*	Satellites include $13.7 million and $13.3 million of satellites in process and not placed into service as of January 31, 2022 and 2021, respectively.
Interest expense associated with manufactured satellites was not material for the fiscal years ended January 31, 2022, 2021 and 2020.

The Company’s long-lived assets by geographic region are as follows:

	January 31,
(in thousands)	2022	2021
United States	$130,230	$156,537
Rest of the world	3,050	3,318
Total property and equipment, net	$133,280	$159,855
The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of January 31, 2022 and 2021.
Total depreciation expense for the fiscal years ended January 31, 2022, 2021 and 2020 was $37.8 million, $52.7 million and $69.1 million, respectively, of which $33.0 million, $44.2 million and $58.6 million, respectively, was depreciation expense specific to satellites.
Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

	January 31,
(in thousands)	2022	2021
Capitalized internal-use software	$36,453	$32,425
Less: Accumulated amortization	(25,685)	(20,431)
	$10,768	$11,994

Interest expense associated with capitalized internal-use software costs was not material for the fiscal years ended January 31, 2022, 2021 and 2020.
Amortization expense for capitalized internal-use software for the fiscal years ended January 31, 2022, 2021 and 2020 was $5.3 million, $7.1 million and $5.3 million, respectively.
Estimated future amortization expense of capitalized internal-use software at January 31, 2022, is as follows:

(in thousands)
2023	$3,092
2024	2,751
2025	2,590
2026	2,202
2027	133
$10,768

Goodwill and Intangible Assets
Goodwill and Intangible assets consist of the following:

	January 31, 2022				January 31, 2021
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$16,557	$(7,583)	$(9)	$8,965	$8,070	$(6,869)	$(9)	$1,192
Image library	12,028	(10,610)	104	1,522	11,430	(10,203)	104	1,331
Customer relationships	3,951	(2,161)	8	1,798	3,280	(1,615)	9	1,674
Trade names and other	4,551	(2,678)	39	1,912	3,755	(2,318)	39	1,476
Total intangible assets	$37,087	$(23,032)	$142	$14,197	$26,535	$(21,005)	$143	$5,673
Goodwill	$101,413	$—	$1,806	$103,219	$86,587	$—	$1,806	$88,393
No impairment charges were recognized related to intangible assets (including goodwill) in the fiscal years ended January 31, 2022, 2021 and 2020.
Amortization expense for the fiscal years ended January 31, 2022, 2021 and 2020 was $2.0 million, $2.4 million and $3.2 million, respectively.
Estimated future amortization expense of intangible assets at January 31, 2022, is as follows:

(in thousands)
2023	$2,865
2024	2,797
2025	1,874
2026	1,425
2027	1,108
Thereafter	4,128
$14,197
The change in the carrying amount of goodwill during the years ended January 31, 2022 and 2021 is as follows:

	January 31,
(in thousands)	2022	2021
Beginning of period	$88,393	$88,393
Acquisition	14,826	—
End of period	$103,219	$88,393

Prepaid Expenses and Other Assets
Prepaid expenses and other current assets consist of the following:

	January 31,
(in thousands)	2022	2021
Prepaid tax and withholding tax receivables	$932	$1,761
Prepaid satellite launch services	300	—
Deferred commissions	1,375	1,030
Deposits	846	667
Restricted cash	309	375
Prepaid directors’ and officers’ liability insurance	4,757	—
Other prepayments and receivables	7,866	3,301
Total prepaid expenses and other current assets	$16,385	$7,134
Other non-current assets consist of the following:

	January 31,
(in thousands)	2022	2021
Deferred commissions	$1,083	$1,697
Prepaid satellite launch services	1,373	772
Other non-current assets	258	515
Total other non-current assets	$2,714	$2,984
Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

	January 31,
(in thousands)	2022	2021
Deferred R&D service liability (1)	$21,878	$8,208
Payroll and related expenses	6,007	3,229
Customer payable (2)	—	10,000
Deferred hosting costs	3,967	2,301
Deferred rent	2,193	2,215
Accrued interest payable	—	616
Withholding taxes and other taxes payable	3,731	841
Other accruals	11,047	2,785
Total accrued and other current liabilities	$48,823	$30,195

(1)
In December 2020, the Company entered into a development services agreement, whereby the Company agreed to provide the technical knowledge and services to design and develop certain prototype satellites and deliver and test early data collected (the “R&D Services Agreement”). The R&D Services Agreement is unrelated to the Company’s ordinary business activities and originally provided for a fee of $40.2 million, to be paid to the Company as specified milestones are achieved over a three year period. In November 2021, the R&D Services Agreement was amended to increase the fee to $45.2 million. The Company has discretion in managing the activities under the R&D Services Agreement and retains all developed intellectual property. The Company has no obligation to repay any of the funds received regardless of the outcome of the development work; therefore, the arrangement is accounted for as funded research and development pursuant to ASC 730-20, Research and Development. As ASC 730-20 does not indicate the accounting model for research and development services, the Company determined the total transaction price is taken over the agreement term as a reduction of research and development expenses based on a cost incurred method. During the fiscal year ended January 31, 2022, the Company recognized $4.7 million of fees and incurred $4.8 million research and development expenses in connection with the R&D Services Agreement. The activity for the fiscal year ended January 31, 2021 was immaterial. As of January 31, 2022 and 2021, the Company had received a total of $26.7 million and $8.3 million, respectively, under the R&D Services Agreement. The deferred R&D service liability was $21.9 million and $8.2 million as of January 31, 2022 and 2021, respectively.

(2)	Customer payable reflects consideration due to a customer as a result of a legal settlement agreement related to a revenue share arrangement. The customer payable was estimated at the inception of the contract and accounted for as a reduction in the customer’s transaction price.

(8)Commitments and Contingencies
Leases
The Company leases office space under various noncancelable operating leases with varying lease expiration dates through 2024. Certain leases contain renewal options for the Company to extend the lease term and escalation clauses.
Rent expense for the fiscal years ended January 31, 2022, 2021 and 2020, net of sublease income of $0.3 million, $1.3 million and $1.3 million, respectively, was $3.1 million, $3.0 million and $3.8 million, respectively.
Future minimum lease payments under noncancelable office leases as of January 31, 2022 are as follows:

(in thousands)
2023	$5,359
2024	1,729
2025	—
2026	—
2027	—
Thereafter	—
Total minimum lease payments	$7,088
Launch and Ground Station Services
The Company has purchase commitments for future satellite launch services and ground station services, including leases, to be performed by third- parties subsequent to January 31, 2022. Future purchase commitments under noncancelable launch service and ground station service contracts as of January 31, 2022 are as follows:

(in thousands)	Launch	Ground Station
2023	$1,025	$2,406
2024	1,200	985
2025	—	686
2026	—	402
2027	—	76
Thereafter	—	—
Total purchase commitments	$2,225	$4,555
Other
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028. Future minimum purchase commitments under the noncancelable hosting service agreement as of January 31, 2022 is as follows:

(in thousands)
2023	$25,379
2024	28,050
2025	30,120
2026	31,190
2027	32,725
Thereafter	33,427
Total purchase commitments	$180,891
Contingencies
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims, individually or in the aggregate, that are expected to have a material adverse impact on its consolidated financial statements as of each reporting period. From time to time however, the Company may have certain contingent liabilities that arise in the ordinary course of business activities including those arising from disputes and claims and events arising from revenue contracts entered into by the Company. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
Indemnification
The Company enters into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, in connection with any trade secret, copyright, patent, or other intellectual property infringement claim by any third-party with respect to its technology. The term of these indemnification agreements is generally perpetual after the execution of the agreement. The Company has not incurred costs to defend lawsuits or settle claims related to these indemnification agreements. In the event that one or more of these matters were to result in a claim against the Company, an adverse outcome, including a judgment or settlement, may cause a material adverse effect on the Company’s future business, operating results or financial condition. It is not possible to determine the maximum potential amount under these contracts due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement.
The Company has entered into indemnification agreements with its directors and officers that may require the Company to indemnify them against liabilities that may arise by reason of their status or service as directors or officers, other than liabilities arising from willful misconduct of the individual.

To date, we have not incurred any material costs, and have not accrued any liabilities in the consolidated financial statements as a result of these provisions.

(9)Debt, Convertible Notes, and Warrants
In November 2014, the Company entered into a secured term loan agreement with Venture Lending & Leasing, Inc. (“Venture”), an affiliate of Western Technology Investment, for a $25.0 million loan with an interest rate of 11.0% per annum (the prime rate plus 7.75%, minimum of 11.0%). The Company drew the full amount under the loan agreement, which was fully repaid in March 2019. Loan fees associated with entering into the agreement were not material.
In connection with the loan, the Company issued warrants to Venture for the purchase of up to 761,340 shares of Series B convertible preferred stock. The terms and conditions of the warrants are dependent upon future rounds of preferred financing for which the exercise price is either the price per share of the Company’s Series B convertible preferred stock issued (Note 10), or the price for preferred stock in subsequent fundraising rounds, at Venture’s option (the price payable is subject to adjustment for certain events such as the subdivision or combination of common stock, if dividends are declared by the Company, or if there is a change of control of the Company). The warrants may be exercised by Venture at any time until March 1, 2025, unless all other preferred stock issued by the Company has been converted into common stock, in which case the warrants automatically convert into common stock at a price not less than $9.3844 per share. Venture is also able to exercise the warrants on a cashless or “net issuance” basis in return for a reduced preferred stock allocation. The proceeds of the debt issuance were allocated first to the warrants based on their fair value with the residual proceeds being allocated to debt. The difference between debt proceeds and the amount of those proceeds allocated to debt gave rise to a debt discount of $0.6 million which was being amortized as interest expense over the term of the loan using the effective interest method.
In connection with the Business Combination (see Note 3), the Series B convertible preferred stock warrants discussed above converted into warrants for Class A common stock and were exercised on a cashless basis resulting in the issuance of 761,340 shares of Class A common stock.
In May 2017, the Company entered into two additional secured term loan agreements (the “2017 loans”) with Venture for loan amounts of $25.0 million each. Each loan bore an interest rate of 11.0% per annum. The Company drew down $25.0 million ($12.5 million from each of the two 2017 loans) in May 2017 which matures in November 2021, with the remaining $25.0 million ($12.5 million from each of the two 2017 loans) which matures in August 2022 drawn down in February 2018. Loan fees associated with entering into the agreement were not material.
Under the terms of the 2017 loan agreements, the Company was required to make majority interest-only payments until May 2019 (with nominal amounts for principal repayments) for the first $25.0 million that was drawn down in May 2017 and majority interest-only payments until February 2020 (with nominal amounts for principal repayments) for the remaining $25.0 million that was drawn in February 2018.
Material repayment of the principal amount outstanding for the first $25.0 million drawn was to begin in June 2019, payable in thirty monthly installments; and repayment of the remaining $25.0 million drawn was to begin in March 2020, also payable in thirty monthly installments.
In connection with the 2017 loans, the Company issued warrants to Venture for the purchase of up to 372,957 and 372,957 shares of Series D convertible preferred stock for the loan amounts drawn in 2018 and 2017, respectively. The terms and conditions of the warrants are dependent upon future rounds of preferred equity financing for which the exercise price is either the price per share of the Company’s Series D convertible preferred stock issued (Note 10), or the price for preferred stock in subsequent fundraising rounds, at Venture’s option (the price payable is subject to adjustment for certain events such as the subdivision or combination of common stock, if dividends are declared by the Company, or if there is a change of control of the Company). The warrants may be exercised by Venture at any time until April 1, 2028, unless all other preferred stock issued by the Company has been converted into common stock, in which case the warrants automatically convert into common stock at a price not less than $9.3844 per share. Venture is also able to exercise the warrants on a cashless or “net issuance” basis in return for a reduced preferred stock allocation. The proceeds of debt issuance were allocated first to the warrants based on their fair value with the residual proceeds being allocated to debt. The difference between debt proceeds and the amount of those proceeds allocated to debt gave rise to a debt discount of $0.6 million and $0.6 million for the amounts drawn in 2018 and 2017, respectively (which was being amortized as interest expense over the terms of the 2017 loans using the effective interest method).
In connection with the Business Combination (see Note 3), the Series D convertible preferred stock warrants discussed above converted into warrants for Class A common stock and were exercised on a cashless basis, resulting in the issuance of 745,914 shares of Class A common stock.
Borrowings under the loans from Venture were collateralized by certain assets of the Company, including its internally developed technology. The Venture loan agreements included customary events of default, including failure to pay amounts due, breaches of covenants and warranties, certain judgments and judicial actions against the Company, material adverse effect events, cross default and insolvency. If an event of default occurs, Venture could require immediate repayment of all amounts due.
In June 2019, the Company paid the remaining $49.0 million of outstanding balance of the 2017 loans from Venture in cash. In connection with the repayment, the Company issued subordinated debt to Venture (“Tranche B”, see below) representing a prepayment penalty, with a nominal value and a fair value of the debt upon issuance of $8.6 million and $11.0 million, respectively. As a result, the Company recognized $11.5 million of debt extinguishment loss, representing the unamortized debt discount balance of $0.5 million, as well as the fair value of the subordinated debt of $11.0 million and the amount was included in the Company’s consolidated statement of operations and comprehensive loss for the fiscal year ended January 31, 2020.

Venture Loan Amendment
On June 21, 2019, the Company amended the 2017 loan agreements with Venture (the “Amendment”). Under the Amendment, the 2017 loans were bifurcated into two tranches: Tranche A, in an amount of $49.0 million, representing the remaining principal amount of the 2017 loans; and Tranche B, in an amount of $8.6 million, representing the 2017 loans prepayment penalty. Tranche A was paid in full upon the execution of the Amendment. Tranche B, consisting of two separate subordinated contract liability instruments of $4.3 million each, remained outstanding. The Tranche B loans bore no interest, have no maturity date or prepayment schedule, and are subordinate to SVB & Hercules Loan (defined below) for any enforcement of a security interest or lien. At the option of the lenders, the Tranche B loans can be converted into Series D convertible preferred stock at any time. In addition, the Tranche B loans include conversion features conditioned on future rounds of preferred equity financing, and bridge financing. The Company cannot prepay the Tranche B loans. The Tranche B loans are due and payable in full upon an Acceleration Event (as defined in the Tranche B loans), which includes an event of default, a change in control, an initial public offering and liquidity event. The Tranche B loans also include optional prepayment and conversion features contingent upon additional debt issuance by the Company. The Company elected to apply the fair value option to the outstanding Tranche B loans. The Tranche B loans were classified as a current liability and were measured at a fair value of $10.9 million at issuance. Changes in fair value were subsequently recognized in the consolidated statements of operations and comprehensive loss.
During the fiscal year ended January 31, 2021, the Company repaid $2.6 million of the Venture Tranche B and recognized debt extinguishment gain of $0.7 million, which represents a difference between the par amount of the repaid principle of the Venture Tranche B and the respective fair value upon repayment.
In July 2021, the Company amended certain terms of its Venture Tranche B loans and certain terms of the warrants issued to Venture to provide for, among other things, (i) an amendment to the definition of an initial public offering to include the acquisition of the Company by a SPAC, (ii) immediately prior to the consummation of an initial public offering, the automatic conversion of the outstanding principal under the notes into bridge financing securities and (iii) immediately prior to the consummation of an initial public offering, the automatic exchange of the warrants for shares of the Company securities. The form of bridge financing securities to be issued are substantially in the same form as the Company’s amended 2020 Convertible Notes and would result in such bridge financing securities being converted into shares of common stock immediately prior to the Business Combination at a conversion price equal to the lesser of (i) the Capped Price immediately prior to the closing of the Business Combination or (ii) 80% of the value of consideration payable for each share of Class A common stock provided for in the Business Combination.

The amended terms of the Venture Tranche B loans were not considered substantially different than the original terms of such loans. As such, the Tranche B loans continued to be recognized at fair value pursuant to the fair value option.
In connection with the Business Combination (see Note 3), the Venture Tranche B loans converted into 754,378 shares of the Company’s Class A common stock, therefore there were no loan amounts outstanding as of January 31, 2022.
SVB & Hercules Loan
On June 21, 2019, the Company entered into a Credit Agreement with SVB and Hercules for a $50 million secured loan with an interest rate of 11.0% per annum (the prime rate plus 5.5%, minimum of 11%). The loan matures in June 2022. With the proceeds, the Company paid back $49.0 million of senior secured debt (the 2017 loans above). In connection with the loan, the Company issued warrants to the lenders and their affiliates for the purchase of 1,049,801 shares of the Company’s Class A common stock with an exercise price of $0.00001 per share with an expiration date of June 2029. Under the terms of the agreement, the Company is required to make interest-only payments until the maturity date of June 21, 2022. This maturity date is subject to a springing maturity condition, whereby, if 91 days prior to the June 21, 2022 maturity date of the 2020 Convertible Notes, the outstanding 2020 Convertible Notes have not been converted into equity securities, the SVB & Hercules Loan will become due and payable, including interest and fees.
The Company incurred $0.3 million of loan fees associated with its entry into the agreement and accrued $1.5 million of final loan fees payable upon maturity. The proceeds of debt issuance were allocated between debt and the warrants based on their relative fair value. The difference between debt proceeds and the amount of those proceeds allocated to debt gave rise to a debt discount of $4.2 million. The discount amount due to the warrant of $4.2 million along with the total loan fees of $1.8 million was being amortized as interest expense through maturity using the effective interest method.
On June 5, 2020, the Company obtained an additional $15 million secured loan from SVB and Hercules. The loan bore an interest rate of 11.0% per annum and matures on June 21, 2022, or 91 days prior to the maturity date of the 2020 Convertible Notes, described below, if the outstanding 2020 Convertible Notes have not been converted into equity securities. With the proceeds, the Company paid back $2.6 million, or 30% of the face value of its Venture Tranche B loans. In connection with the loan, the Company issued warrants to the lenders and their affiliates for the purchase 384,155 shares of Class A common stock of the Company with an expiration date of June 2030.
The proceeds of debt issuance were allocated between debt and the warrants based on their relative fair value. The difference between debt proceeds and the amount of those proceeds allocated to debt gave rise to a debt discount of $1.6 million. The discount amount due to the warrant of $1.6 million along with the total loan fees of $0.6 million was being amortized as interest expense through maturity using the effective interest method.
In connection with the Business Combination (see Note 3), the outstanding principal, accrued interest and repayment fees of $67.1 million relating to the credit agreement with SVB and Hercules was repaid. Therefore, there were no loan amounts outstanding as of January 31, 2022. As a result of the repayment, the Company recognized a debt extinguishment loss of $1.7 million during the fiscal year ended January 31, 2022.
During the fiscal year ended January 31, 2022, the Class A common stock warrants discussed above were exercised on a net-basis resulting in the issuance of 1,433,567 shares of Class A common stock.
2020 Convertible Notes
During the fiscal year ended January 31, 2021, the Company entered into a Convertible Note and Warrant Purchase Agreement with certain investors, pursuant to which it issued convertible promissory notes (the “2020 Convertible Notes”). The 2020 Convertible Notes bore interest at a rate of 6.0% per annum, that compounds quarterly and matures on June 22, 2022. The principal amount of 2020 Convertible Notes issued is $71.1 million in aggregate. The Company issued warrants for the purchase of Series D convertible preferred stock, equal to 20% of the original principal amount of the notes, with an exercise price of $9.3844. The warrants expire on the tenth anniversary of the date of issuance. The number of shares of Series D convertible preferred stock issuable under the warrants is 1,515,799 in aggregate.

The 2020 Convertible Notes contain automatic conversion features in the event of the closing of the Company’s next sale of preferred stock occurring on or prior to the 2020 Convertible Notes’ maturity date resulting in gross proceeds in excess of at least $75.0 million, (the “Next Equity Financing”). Upon closing of a Next Equity Financing, all outstanding principal and accrued interest under the 2020 Convertible Notes will automatically convert at a conversion price equal to the lesser of (i) 80% of the per share price received from investors in the Next Equity Financing and (ii) $2.5 billion divided by the Company’s capitalization (the “Capped Price”), immediately prior to the closing of the Next Equity Financing.
The 2020 Convertible Notes also contain an optional conversion feature upon an equity financing by the Company which does not constitute a Next Equity Financing (a “Non-Qualified Financing Conversion”). In the event of a Non-Qualified Financing Conversion, the 2020 Convertible Notes will be convertible at the option of the holder, into a series of capital stock issued in the Non-Qualified Financing at a conversion price equal to the lesser of (i) 80% of the per share price received from investors in the Non-Qualified Financing and (ii) the Capped Price.
In the event of a Change of Control, as defined in the 2020 Convertible Note agreement, prior to repayment in full and prior to the Next Equity Financing, at the option of the holder, either (i) the Company shall pay 200% of the then outstanding principal accrued interest, or (ii) shall convert into common stock of the Company at a conversion price equal to the Capped Price immediately prior to the closing of the Change of Control.
The Company elected to apply the fair value option to the outstanding 2020 Convertible Notes. As such, the 2020 Convertible Notes were recognized at fair value with changes in fair value recognized in the consolidated statements of operations and comprehensive loss.
In July 2021, the Company amended certain terms of its 2020 Convertible Notes to provide for, among other things, the automatic conversion of the outstanding principal and accrued interest under the notes into shares of common stock immediately prior to the Business Combination. The conversion price in such event is equal to the lesser of (i) the Capped Price immediately prior to the closing of the Business Combination or (ii) 80% of the value of consideration payable for each share of Class A common stock provided for in the Business Combination transaction.
The amended terms of the 2020 Convertible Notes were not considered substantially different than the original terms of such notes. As such, the 2020 Convertible Notes continued to be recognized at fair value pursuant to the fair value option.
In connection with the Business Combination (see Note 3), the 2020 Convertible Notes converted into 9,824,143 shares of the Company’s Class A Common Stock, therefore there were no 2020 Convertible Notes outstanding as of January 31, 2022.
In connection with the Business Combination (see Note 3), 450,205 of the Series D convertible preferred stock warrants discussed above converted into warrants for Class A common stock and were exercised on a cashless basis, resulting in the issuance of 27,713 shares of Class A common stock. The remaining 1,065,594 Series D convertible preferred stock warrants that were not exercised converted into warrants for Class A common stock shares and remained outstanding as of January 31, 2022.
The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs, the amortization of debt discounts and loss (gain) on extinguishment of debt:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Contractual interest coupon	$6,137	$6,697	$5,554
Amortization of debt issuance costs	768	811	402
Amortization of debt discounts	1,867	1,939	990
Debt extinguishment (gain) loss	1,690	(673)	11,529
Total interest expense and extinguishment (gain) loss	$10,462	$8,774	$18,475

A summary of warrants that remain outstanding as of January 31, 2022 in connection with the above transactions is as follows:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
Warrants to purchase Class A Common Stock	1,065,594	1,065,594	$9.3844	8.18

(10)Stockholders’ Equity
Upon the closing of the Business Combination, the Company’s restated certificate of incorporation (the “Charter”) authorizes the issuance of 631,500,000 shares, of which 570,000,000 shares are shares of Class A common stock, par value $0.0001 per share, 30,000,000 shares are shares of Class B common stock, par value $0.0001 per share, 30,000,000 shares are shares of Class C common stock, par value $0.0001 per share and, and 1,500,000 shares are shares of preferred stock, par value $0.0001 per share.
Class A Common Stock
Voting Rights
Holders of Class A common stock are entitled to cast one vote per Class A share. Generally, holders of all classes of common stock vote together as a single class, and an action is approved by Planet stockholders if the number of votes cast in favor of the action exceeds the number of votes cast in opposition to the action, while directors are elected by a plurality of the votes cast. Holders of Class A common stock are not entitled to cumulate their votes in the election of directors.
Dividend Rights
Holders of Class A common stock will share ratably (based on the number of shares of Class A common stock held) if and when any dividend is declared by the Company’s board of directors out of funds legally available therefor, subject to restrictions, whether statutory or contractual (including with respect to any outstanding indebtedness), on the declaration and payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock or any class or series of stock having a preference over, or the right to participate with, the Class A common stock with respect to the payment of dividends.
Other Matters
Holders of shares of the Company’s Class A common stock do not have subscription, redemption or conversion rights.
Class B Common Stock
Voting Rights
The shares of Class B common stock have the same economic terms as the shares of Class A common stock including with respect to dividends and in the event of the Company’s liquidation, dissolution or winding up, but the shares of Class B common stock have 20 votes per share.

Conversion to Class A Common Stock
Shares of Class B common stock will convert to the Company’s Class A common stock on a one-for-one basis on the earlier of the date that such shares are not held by a Qualified Stockholder, the Sunset Date, and the date of the death or mental incapacity of such Planet Founder. A “Qualified Stockholder” refers to (a) William Marshall and Robert Schingler, Jr. (each, a “Planet Founder”); (b) any other registered holder of a share of Class B common stock immediately following the filing of the Charter that would be a transferee of shares of Class B common stock received in certain transfers permitted by the terms of the Charter; (c) a trust, individual retirement account or foundation of a Planet Founder as long as the Planet Founder retains voting and dispositive power over the relevant shares of Class B common stock; or (d) a permitted transferee of Class B common stock (in accordance with the terms of the Charter). The “Sunset Date” refers to the earlier of (a) the 10-year anniversary of the closing of the Business Combination or (b) solely with respect to such Planet Founder, the date that is six months after such Planet Founder is no longer providing services to the Company as a director, executive officer, member of the senior leadership team or other full-time employee with an on-going substantial role with the Company (or, immediately at such time as such Planet Founder is no longer providing any services to the Company as a director, executive officer, member of the senior leadership team or other full time employee with an on-going substantial role with the Company as a result of a termination for cause).
Class C Common Stock
The shares of Class C common stock have substantially the same rights as Class A common stock including with respect to dividends and in the event of the Company’s liquidation, dissolution or winding up, except they do not have any voting rights.
Preferred Stock
The Company’s board of directors is authorized to issue shares of preferred stock from time to time in one or more series, each such series to have such terms as stated or expressed in the resolution or resolutions providing for the creation and issuance of such series.
In connection with the closing of the Business Combination on December 7, 2021, all Former Planet convertible preferred stock converted into Former Planet Class A common stock on a one-to-one basis, which shares were then converted into 131,252,627 shares of the Company’s Class A common stock at the exchange ratio of approximately 1.53184, as calculated in accordance with the Merger Agreement.
The outstanding Former Planet convertible preferred stock as of January 31, 2021, as adjusted for the Exchange Ratio, consisted of the following (in thousands, except share and per share amounts):

Series	Shares Authorized	Shares Issued and Outstanding	Per Share Liquidation Preference	Aggregate Liquidation Preference	Proceeds Net of Issuance Costs
A	45,955,198	39,938,981	$0.5138	$20,522	$13,218
B	22,977,599	15,800,171	3.2837	51,883	51,792
C	22,114,155	21,073,377	6.0051	126,549	126,232
C prime	8,522,644	6,164,392	7.2062	44,422	44,422
D	61,273,598	48,275,706	9.3844	453,039	178,384
	160,843,194	131,252,627		$696,415	$414,048

(11)Public and Private Placement Warrants
As of January 31, 2022, the Company had 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants outstanding.
The Public Warrants entitle the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Public Warrants may be exercised only for a whole number of shares of Class A common stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants expire on

December 7, 2026, or earlier upon redemption or liquidation. The Public Warrants are listed on the NYSE” under the symbol “PL WS.”
The Public Warrants become exercisable on March 9, 2022; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).

Redemptions of Public Warrants When the Price Per Share of Class A Common Stock Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may call the Public Warrants redemption for cash:

•in whole and not in part;
•at a price of $0.01 per warrant;
•upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30‑trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
The Company will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the 30-day redemption period.

Redemptions of Public Warrants When the Price Per Share of Class A Common Stock Equals or Exceeds $10.00
Once the warrants become exercisable, the Company may redeem the Public Warrants:

•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” (as defined below) of the Company’s Class A common stock; and
•if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders.

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
The exercise price and number of shares of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances, including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation.
Simultaneously with the closing of its initial public offering, dMY IV completed the private sale of 5,933,333 warrants to dMY Sponsor IV, LLC (the “dMY Sponsor”) at a purchase price of $1.50 per warrant (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one share of Class A common stock at $11.50 per share.
The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants, including the Class A common stock issuable upon exercise, are not transferable, assignable or salable until 30 days after the closing of the Business Combination (except in limited circumstances) and are not redeemable by the Company so long as they are held by the dMY Sponsor or its permitted transferees. Additionally, the dMY Sponsor, or its permitted transferees, has the option to exercise the Private Placement Warrants on a cashless basis. If the Private Placement Warrants are held by holders other than the dMY Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

(12)Related Party Transactions
As of January 31, 2022, Google owned greater than 10% of the Company’s common shares through its total investment of 31,942,641 shares of Class A common stock.
In March 2020, Google purchased $10.0 million of 2020 Convertible Notes (Note 9). Upon issuance of such 2020 Convertible Notes to Google, the Company also issued warrants to Google for the purchase of 213,119 shares of Series D preferred stock. In connection with the Business Combination, such 2020 Convertible Notes converted to shares of Class A common stock and such Series D preferred stock warrants converted to and were exercised for shares of Class A common stock.
In 2017, the Company and Google entered into a five year content license agreement under which Google licensed content covering Google’s specified areas of interest. The contract automatically renews for one additional year if the parties fail to fulfill their respective obligations at the end of year five. As of January 31, 2022 and 2021, the deferred revenue balance associated with the content license agreement was $12.2 million and $20.8 million, respectively. For the fiscal years ended January 31, 2022, 2021 and 2020, the Company recognized revenue of $8.6 million, $11.5 million and $8.1 million, respectively, related to the content license agreement.
In addition, the Company purchases hosting and other services from Google, of which $16.1 million and $10.3 million is deferred as of January 31, 2022 and 2021, respectively. The Company recorded hosting expense of $19.4 million, $13.1 million and $10.9 million during the fiscal years ended January 31, 2022, 2021 and 2020, respectively. As of January 31, 2022 , the Company’s accounts payable and accrued liabilities balance included $2.0 million related to hosting and other services provided by Google. As of January 31, 2021, no amounts were due for such services.
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increases the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 8 for future Google hosting purchase commitments, including the amended commitments, as of January 31, 2022.

(13)Stock-based Compensation
Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan
Prior to the Business Combination, the Company issued equity awards under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (previously named the Cosmogia Inc. 2011 Stock Incentive Plan) (the “Legacy Incentive Plans”). The Legacy Incentive Plans provided for the granting of stock options and restricted stock units (“RSUs”) to employees, consultants, and advisors of the Company. Options granted under the Legacy Incentive Plans may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees including officers and directors who are also employees. NSOs may be granted to Company employees, consultants, and advisors. Options under the Legacy Incentive Plans have a contractual life for periods of up to ten years (or five years if granted to a 10% stockholder). Options granted generally vest over four years.
Planet Labs PBC 2021 Incentive Award Plan
In connection with the Business Combination, the Company adopted the Planet Labs PBC 2021 Incentive Award Plan (the “Incentive Plan”). No further awards will be granted under the Legacy Incentive Plans. Directors, employees and consultants are eligible to receive awards under the Incentive Plan; however, ISOs may only be granted to employees. The Incentive Plan allows for the grant of awards in the form of: (i) ISOs; (ii) NSOs; (iii) stock appreciation rights (“SARs”); (iv) restricted stock; (v) RSUs; (vi) dividend equivalents; and (vii) other stock and cash-based awards. No awards have been granted under the Incentive Plan as of January 31, 2022.
The aggregate number of shares of Class A common stock reserved for issuance under the Incentive Plan is the sum of (i) 32,412,802 shares, (ii) any shares that were subject to awards outstanding under a Legacy Incentive Plan as of the effective date of the Incentive Plan and which, following such effective date, became or become (as applicable) available for issuance under the Incentive Plan and (iii) an annual increase on the first day of each fiscal year commencing with February 1, 2022 and ending on and including February 1, 2031 equal to a number of shares equal to 5% of the aggregate number of shares of Class A and Class B common stock outstanding on the final day of the immediately preceding fiscal year (or such lesser number of shares as is determined by the board of directors). The maximum number of shares of Class A common stock that may be granted with respect to ISOs under the Incentive Plan is 56,963,788 shares.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Cost of revenue	$2,257	$843	$788
Research and development	16,629	4,109	2,754
Sales and marketing	7,877	1,687	1,234
General and administrative	16,422	7,899	1,252
Total expense	43,185	14,538	6,028
Capitalized to internal-use software development costs and property and equipment	(1,229)	(526)	(957)
Total stock-based compensation expense	$41,956	$14,012	$5,071

A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at February 1, 2019	24,025,493	$2.23	7.07
Exercised	(171,428)	1.54
Granted	10,533,973	3.92
Forfeited	(3,607,656)	3.07
Balances at January 31, 2020	30,780,382	2.72	7.13
Exercised	(1,670,778)	0.32
Granted	12,255,668	4.04
Forfeited	(2,118,576)	3.56
Balances at January 31, 2021	39,246,696	3.19	7.21
Exercised (1)	(6,199,287)	4.61
Granted	12,189,367	9.09
Forfeited	(3,329,225)	3.94
Balances at January 31, 2022	41,907,551	$4.63	6.71	$92,370
Vested and exercisable at January 31, 2022	25,718,277	$3.16	5.38	$77,069
(1) Includes 1,838,207 shares of Class A common stock issued upon the early exercise of unvested stock options that are subject to repurchase as described further below.
The intrinsic value of options exercised during the fiscal years ended January 31, 2022, 2021 and 2020 was $23.0 million, $6.1 million and $0.4 million, respectively.
A summary of options outstanding and exercisable by price at January 31, 2022 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Number of Options	Weighted Average Remaining Contractual Life (in Years)
$0.070	440,278	1.61	440,278	1.61
0.559	2,638,214	1.95	2,638,214	1.95
1.807	1,942,032	2.56	1,942,032	2.56
2.026	1,883,699	3.62	1,883,699	3.62
2.325	2,312,701	3.09	2,312,701	3.09
3.417	290,425	4.47	290,425	4.47
3.689	2,948,823	4.72	2,948,823	4.72
3.817	1,709,190	6.31	1,522,935	6.27
3.921	7,089,893	7.04	4,590,629	6.79
4.041	10,538,829	8.17	6,553,005	7.97
5.249	1,663,103	9.04	226,986	8.76
9.753	8,450,364	9.41	368,550	9.41
	41,907,551		25,718,277

The weighted-average grant date fair value of options granted during the fiscal years ended January 31, 2022, 2021 and 2020 was $3.79, $1.85 and $1.64 per share, respectively. As of January 31, 2022, total unrecognized compensation cost related to stock options was $49.5 million. These costs are expected to be recognized over a period of approximately 2.83 years.
The fair value of the employee stock options granted during the fiscal years ended January 31, 2022, 2021 and 2020 was estimated using the following assumptions:

	Year Ended January 31,
	2022	2021	2020
Weighted-average expected term (years)	2.62 - 7.32	5.02 - 6.76	5.08 - 6.83
Expected volatility	42.45% - 48.39%	42.45% - 44.71%	38.13% - 39.85%
Risk-free interest rate	0.37% - 1.23%	0.31% - 0.52%	1.67% - 2.54%
Dividend yield	0.00%	0.00%	0.00%
The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company uses the simplified method to determine its expected term because it does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. No stock options have been granted after the Business Combination. As the Company was privately held before the Business Combination, and there had been no public market for its common stock during that time, the expected volatility was based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group. The risk-free rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.

Restricted Stock Units
A summary of RSU activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at February 1, 2019	1,230,726	$3.91
Vested	—	—
Granted	899,956	3.99
Forfeited	(689,328)	3.94
Balances at January 31, 2020	1,441,354	$3.94
Vested	—	—
Granted	306,368	4.22
Forfeited	(84,723)	3.91
Balances at January 31, 2021	1,662,999	$3.98
Vested	(1,425,209)	4.75
Granted	5,519,278	9.66
Forfeited	(317,332)	5.89
Balances at January 31, 2022	5,439,736	$9.42

The RSUs are subject to both time-based service and liquidity event vesting requirements. The liquidity event requirement was met upon the closing of the Business Combination on December 7, 2021. As such, the Company commenced recognition of stock-based compensation expense for the RSUs on such date. Total stock-based compensation expense recognized for RSUs during the fiscal year ended January 31, 2022 was $21.2 million, including $16.4 million of expense that was recognized for service completed from the date of grant to the closing of the Business Combination. As of January 31, 2022, total unrecognized compensation cost related to RSUs was $37.1 million. These costs are expected to be recognized over a period of approximately 1.71 years.
Early Exercises of Stock Options

The Legacy Incentive Plans provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within ninety days of an individual’s termination for any reason, any unvested shares of such individual for a repurchase price equal to the lesser of the then-current fair market value of a share and the amount previously paid by the individual for such unvested shares. During the fiscal year ended January 31, 2022, the Company issued 1,838,207 shares of Class A common stock upon the early exercise of unvested stock options. As of January 31, 2022, the Company had a $16.1 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 1,654,385.

Earn-out Shares
Pursuant to the Merger Agreement, Former Planet equity award holders, will have the right to receive up to 5,540,990 shares that are contingently issuable in shares of Class A common stock. The Earn-out Shares may be earned in four equal tranches (i) when the closing price of Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) when the Company consummates a change of control transaction prior to December 7, 2026 that entitles its stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00. Any right to Earn-out Shares that remains unvested on the first business day after five years from the closing of the Business

Combination will be forfeited without any further consideration. The Earn-out Shares allocated to Former Planet equity award holders are accounted for as stock-based compensation pursuant to ASC 718, Compensation—Stock Compensation because service must be provided through each contingent vesting condition described above.
The fair value of the Earn-out Shares allocated to Former Planet equity award holders of $45.3 million was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. Compensation expense for awards with market conditions is recognized over the requisite service period and is not reversed if the market condition is not met. The requite service period for each of the four vesting tranches for the Earn-out Shares was derived from the median time to vest for each tranche utilizing the same simulation model that produced the fair value estimate.
During the fiscal year ended January 31, 2022, there were 782,751 Earn-out Shares that were forfeited and there were no Earn-out Shares that vested. As of January 31, 2022, there were 4,758,239 Earn-out Shares outstanding relating to Former Planet equity award holders.
During the fiscal year ended January 31, 2022, the Company recognized $4.5 million of stock-based compensation expense related to the Earn-out Shares. As of January 31, 2022, total unrecognized compensation cost related to Earn-out Shares was $34.4 million. These costs are expected to be recognized over a period of approximately 1.75 years.
Other Stock-based Compensation
In connection with the acquisition of VanderSat (see Note 6), the Company issued 543,391 shares of Class A common stock to an employee and former owner of VanderSat which are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. The shares vest in quarterly increments over two years commencing on December 13, 2021. The fair value was determined to be $9.47 per share based on the quoted closing price of the Company’s Class A common stock on the date of the VanderSat acquisition. During the fiscal year ended January 31, 2022, the Company recognized $0.3 million of stock-based compensation expense related to these shares. As of January 31, 2022, unrecognized compensation cost related to shares was $4.8 million. These costs are expected to be recognized over a period of approximately 1.92 years.

(14)Income Taxes
The components of the loss before income taxes are as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Domestic	$(131,478)	$(127,599)	$(123,760)
Foreign	(3,536)	1,569	176
Total loss before income taxes	$(135,014)	$(126,030)	$(123,584)

The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended January 31,
(in thousands)	2022	2021	2020
Current
Federal	$—	$—	$—
State	15	23	29
Foreign	3,488	1,095	500
Total current tax provision	3,503	1,118	529
Deferred
Federal	30	60	—
State	(2)	30	—
Foreign	(1,421)	(135)	(399)
Total deferred tax benefit	(1,393)	(45)	(399)
Income tax provision	$2,110	$1,073	$130
A reconciliation between the U.S. federal statutory income tax and the Company’s effective tax rates as a percentage of loss before income taxes is as follows:

	Year Ended January 31,
	2022	2021	2020
Provision computed at federal statutory rate	21.0%	21.0%	21.0%
States taxes, net of federal benefit	3.7%	2.4%	2.4%
Foreign rate differential	(2.2)%	(0.8)%	(1.0)%
Revaluation gain/loss	0.9%	(5.0)%	0.1%
Tax credits	2.5%	2.3%	2.0%
Change in valuation allowance	(27.3)%	(21.3)%	(23.9)%
Other	(0.2)%	0.5%	(0.7)%
Effective tax rate	(1.6)%	(0.9)%	(0.1)%
The components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
(in thousands)	2022	2021
Deferred tax assets
Net operating loss carryforwards	$114,654	$92,570
Tax Credit carryforwards	21,245	17,679
Stock-based compensation	8,252	4,013
Deferred revenue	3,909	5,239
Excess interest expense	8,656	6,799
Other	12,208	4,826
Total deferred tax assets	168,924	131,126
Valuation allowance	(166,081)	(126,270)
Total deferred tax assets	2,843	4,856
Deferred tax liabilities
Property and equipment	—	—
Intangible assets	(2,701)	(4,432)
Total deferred tax liabilities	(2,701)	(4,432)
Net deferred tax assets	$142	$424
The Company had deferred tax assets of $168.9 million and $131.1 million before valuation allowances as of January 31, 2022 and 2021, respectively. The Company assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates all available positive and negative evidence such as past operating results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Management believes that it is more likely than not that the majority of U.S. and foreign deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets in these jurisdictions.
The net change in the total valuation allowance is as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Valuation allowance, beginning of year	$126,270	$102,758	$73,155
Change in valuation allowance	39,811	23,512	29,603
Valuation allowance, end of year	$166,081	$126,270	$102,758
The Company considers the undistributed earnings of its foreign subsidiaries permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of January 31, 2022, the Company’s unremitted earnings from its foreign subsidiaries were $23.1 million and the corresponding unrecognized deferred U.S. income tax liability is not material.
As of January 31, 2022, the Company had approximately $472.9 million of federal, $226.6 million of state and $0.8 million of foreign net operating loss (“NOL”) carryforwards available to offset future taxable income, which will expire in varying amounts beginning in 2023. An insignificant amount of NOL and credits carryforwards may be subject to annual limitations under Internal Revenue Code Section 382.

As of January 31, 2022, the Company had approximately $16.6 million of federal and $11.8 million of California research and development credit carryforwards available to reduce future taxable liability. The federal credit carryforwards will expire beginning in 2032 and California credits can be carried forward indefinitely.
The Company’s unrecognized tax benefits are as follows:

	Year Ended January 31,
(in thousands)	2022	2021	2020
Beginning of year	$4,714	$3,918	$3,234
Additions based on tax positions related to the current year	906	796	684
Additions for tax positions of prior years	68	—	—
End of year	$5,688	$4,714	$3,918
As of January 31, 2022, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company determined that no accrual for interest and penalties was required as of January 31, 2022 and 2021 and no such expenses were incurred in the years presented.
The Company does not anticipate the total amounts of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
The Company files U.S. federal, various state and foreign income tax returns. The Company is not currently under audit by any taxing authorities. All tax years remain open to examination by taxing jurisdictions to which the Company is subject.

(15)Net Loss Per Share Attributable to Common Stockholders
Net loss per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization.
The Company computes net loss per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (amounts in thousands, except share and per share amounts):

	Year Ended January 31,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(137,124)	$(127,103)	$(123,714)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	79,610,970	44,214,426	42,863,642
Basic and diluted net loss per share attributable to common stockholders	$(1.72)	$(2.87)	$(2.89)
Basic and diluted loss per share was the same for each period presented as the inclusion of all potential Class A common stock and Class B common stock outstanding would have been anti-dilutive.
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Year Ended January 31,
	2022	2021	2020
Convertible Preferred Stock	—	131,252,627	131,252,627
Convertible notes	—	7,265,238	918,412
Warrants to purchase Series B Convertible Preferred Stock	—	761,340	761,340
Warrants to purchase Series D Convertible Preferred Stock	—	2,261,713	745,914
Warrants to purchase Class A common stock	1,065,594	—	—
Common stock options	41,907,551	39,246,696	30,780,382
Restricted Stock Units	5,439,736	1,662,999	1,441,354
Earn-out Shares	26,217,249	—	—
dMY Sponsor Earn-out Shares	862,500	—	—
Public Warrants	6,899,982	—	—
Private Placement Warrants	5,933,333	—	—
Early exercised common stock options, subject to future vesting	1,654,385	—	—
Shares issued in connection with acquisition, subject to future vesting	543,391	—	—
	90,523,721	182,450,612	165,900,028
(16)Defined Contribution Plan
The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time U.S. employees. Participating employees may contribute a percentage of their qualifying annual compensation up to the annual Internal Revenue Service contribution limit. The 401(k) plan was adopted in 2013. Since the inception of the plan, the Company has not matched employee contributions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K/A that was filed with the SEC on December 13, 2021.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies. Additionally, for as long as we remain an emerging growth company, we intend to take advantage of the exemption permitting us not to comply with the requirement that our independent registered public accounting firm provide an attestation on the effectiveness of our internal control over financial reporting.

Changes in Internal Control

Prior to the Business Combination, dMY IV made the determination that it was required to restate certain previously issued financial statements and other financial data including its balance sheet as of March 9, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Due to the events that led to the restatement of dMY IV’s financial statements, dMY IV’s management concluded that its disclosure controls and procedures were not effective due to material weaknesses in internal controls over financial reporting relating to the interpretation and accounting for certain complex instruments issued by dMY IV.

Effective as of the closing of the Business Combination, the management of the Company is responsible for internal control over financial reporting and the former management of dMY IV no longer participates in financial reporting. Our assessment is that, following the Business Combination, we believe our current accounting and finance resources are sufficient to remediate the material weaknesses previously identified by dMY IV. After the Business Combination, because the conditions causing the material weaknesses no longer existed, and are not expected to exist, we determined the material weaknesses in internal control over financial reporting did not exist as of January 31, 2022.

There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during the fiscal year ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors and Management

The following is a list of our directors and executive officers.

Name	Age	Position
William Marshall	43	Chairperson, Co-Founder and Chief Executive Officer
Robert (Robbie) Schingler, Jr.	43	Director, Co-Founder and Chief Strategy Officer
Ashley Johnson	50	Chief Financial and Operating Officer
Kevin Weil	38	President, Product & Business
Carl Bass	64	Director
Ita Brennan	55	Director
Niccolo de Masi	41	Director
Vijaya Gadde	47	Director
Heidi Roizen	63	Director

William Marshall has served as a director of Planet since he co-founded Planet in 2010, under the name Cosmogia Inc. and has served as Planet’s Chief Executive Officer since his appointment in 2011, during which time he also held the title of Chief Scientist at Planet. He has served as a director and the Chairperson of the Board and Chief Executive Officer of Planet Labs PBC since the consummation of the Business Combination in December 2021. Previously, Dr. Marshall was a Scientist at NASA/USRA where he helped formulate the Small Spacecraft Office at NASA Ames Research Center, worked as a systems engineer on lunar orbiter mission “LADEE” and a member of the science team for the lunar impactor mission “LCROSS”, served as Co-Principal Investigator on PhoneSat, and was the technical lead on research projects in space debris remediation. Dr. Marshall holds a Ph.D. in Physics from the University of Oxford and a Masters in Physics with Space Science and Technology from the University of Leicester. He was also a Postdoctoral Fellow at George Washington University and Harvard. We believe Dr.

Marshall is qualified to serve as a member of our board of directors due to his technical expertise, industry knowledge, and his history as Planet’s co-founder.

Robert (Robbie) Schingler, Jr. co-founded Planet in 2010, under the name Cosmogia Inc. He has served as a director of Planet since 2011 and as Planet’s Chief Strategy Officer since 2015, during which time he also held the title of Chief Operating Officer and Chief Financial Officer at Planet. He has served as a director and the Chief Strategy Officer of Planet Labs PBC since the consummation of the Business Combination in December 2021. Previously, Mr. Schingler spent 9 years at NASA, where he helped formulate the Small Spacecraft Office at NASA Ames Research Center with Dr. Marshall and was Chief of Staff for the Office of the Chief Technologist at NASA Headquarters. He received an MBA from Georgetown University, an MS in Space Studies from the International Space University and a BS in Engineering Physics from Santa Clara University. Mr. Schingler was also a 2005 Presidential Management Fellow. We believe Mr. Schingler is qualified to serve as a member of our board of directors due to his technical expertise, industry knowledge, and his history as Planet’s co-founder.

Ashley Johnson joined Planet as Chief Financial Officer in February 2020 and additionally became Planet’s Chief Operating Officer in March 2021. She has served as the Chief Financial Officer and Chief Operating Officer of Planet Labs PBC since the consummation of the Business Combination in December 2021. Previously, Ms. Johnson was the Chief Financial Officer of Wealthfront Inc. from June 2015 to February 2020, as well as the Chief Operating Officer from June 2016 to February 2020. Prior to that, she was the Chief Financial Officer at ServiceSource (Nasdaq: SREV) from January 2013 to October 2014, the interim Chief Executive Officer at ServiceSource from October 2014 to December 2014, and the Chief Customer Officer from January 2015 to May 2015. She holds a BA in International Relations and an MA in International Policy Studies from Stanford University.

Kevin Weil has served as Planet’s President, Product & Business since April 2021 and has had such title at Planet Labs PBC since the consummation of the Business Combination in December 2021. Previously, Mr. Weil was the VP Product at Novi (a Facebook subsidiary) from May 2018 to April 2021. Prior to that, he was the VP Product at Instagram from March 2016 to May 2018 and he held multiple roles at Twitter, Inc. (NYSE: TWTR) from September 2009 to February 2016, most recently SVP Product. He holds a BA in Physics and Mathematics from Harvard and an MS in Physics from Stanford University.

Carl Bass joined Planet’s board in 2016 and has been a member of the board of directors of Planet Labs PBC since the consummation of the Business Combination in December 2021. Mr. Bass has held numerous board member positions at public technology companies and has held multiple executive roles in the technology industry. Currently, Mr. Bass serves as the lead independent director of Zendesk Inc. (NYSE: ZEN), a customer service software company, since 2016, where he is the chair of its compensation committee, and serves as a director at Box, Inc. (NYSE: BOX), a cloud software company, since May 2020. Previously, Mr. Bass served on the board of directors of Ouster, Inc. (NYSE: OUST), a software company, from March 2021 to June 2021, on the board of directors of Agile Growth Corp. (Nasdaq: AGCR), a special purpose acquisition company, from February 2021 to February 2022, as the President and Chief Executive Officer at Autodesk, Inc. (Nasdaq: ADSK), a software company, from May 2006 to February 2017, as the Interim Chief Financial Officer of Autodesk from August 2014 to November 2014 and on the board of directors of Autodesk from January 2006 to June 2018. Prior to Autodesk, Mr. Bass co-founded Ithaca Software and Buzzsaw.com (both acquired by Autodesk). Mr. Bass has also served on the board of directors of HP, Inc. (NYSE: HPQ) from November 2015 to September 2017, and on the board of directors of E2open, Inc. (NYSE: ETWO) from July 2011 until it was acquired by Insight Venture Partners in March 2015. Mr. Bass also served on the board of directors of other technology companies, including Arris Composites, Built Robotics, Bright Machines, VELO3D (NYSE: VLD) and Formlabs. In addition, Mr. Bass serves on the board of trustees of the California College of the Arts; and on the advisory boards of Cornell Computing and Information Science, UC Berkeley School of Information, and UC Berkeley College of Engineering. Mr. Bass has a B.A. in mathematics from Cornell University. We believe Mr. Bass is qualified to serve as a member of our board of directors due to his extensive executive experience in the technology sector, and public company board experience at technology companies.

Ita Brennan joined Planet’s board in June 2021 and has served on the board of directors of Planet Labs PBC since the consummation of the Business Combination in December 2021. Currently, Ms. Brennan also serves as Chief

Financial Officer at Arista Networks, Inc. (NYSE: ANET), a cloud networking solutions company, since May 2015. Ms. Brennan has been a member of the board of directors of Cadence Design Systems, Inc. (Nasdaq: CDNS), a multinational computational software company, since March 2020. Previously, Ms. Brennan served as Chief Financial Officer of QuantumScape Corporation (NYSE: QS), a designer and manufacturer of solid-state lithium metal batteries, from March 2014 to May 2015. Prior to joining QuantumScape Corporation, Ms. Brennan held various roles at Infinera Corporation (Nasdaq: INFN), an intelligent transport networking company, most recently as Chief Financial Officer from July 2010 to February 2014 and Vice President of Finance and Corporate Controller from July 2006 to July 2010. From 1997 to 2006, Ms. Brennan held various roles at Maxtor Corporation, a multi-billion dollar information storage solutions company, including Vice President of Finance for the company’s worldwide operations. She previously served as a member of the board of directors of LogMeIn, Inc., a provider of web-based remote access software and services from November 2018 to August 2020. Ms. Brennan is a fellow of the Institute of Chartered Accountants and a public accounting alumna of Deloitte and Touche, having worked at the firm in both Ireland and the U.S. We believe Ms. Brennan is qualified to serve as a member of our board of directors due to her extensive executive experience in the technology sector and public company board experience at technology companies.

Niccolo de Masi was the Chief Executive Officer and a director of dMY Technology Group, Inc. IV from its inception in December 2020 until the consummation of the Business Combination, and has since been a member of the board of directors of Planet Labs PBC. Currently, Mr. de Masi is a member of the board of directors of Rush Street Interactive Inc. (NYSE: RSI) (previously dMY Technology Group, Inc.) since September 2019, where he also served as the Chief Executive Officer from January 2020 until December 2020. Mr. de Masi is also a member of the board of directors of IONQ Inc. (NYSE: IONQ) (previously dMY Technology Group, Inc. III) since September 2020, where he also served as the Chief Executive Officer from September 2020 until March 2021. Mr. de Masi is also a member of the board of directors of Genius Sports Limited (NYSE: GENI) (previously dMY Technology Group, Inc. II) since June 2020, where he also served as the Chief Executive Officer from June 2020 until April 2021. Previously, Mr. de Masi served as a member of the board of directors (from January 2010 to April 2021), as chairman (from December 2014 to April 2021), interim chairman (from July 2014 to April 2021) and as President and Chief Executive Officer (from January 2010 to November 2016) of Glu (Nasdaq: GLUU), which was sold to Electronic Arts in 2021. Mr. de Masi also served as President of Products and Solutions and Chief innovation officer at Resideo Technologies, Inc. (NYSE: REZI) from February 2019 to March 2020 and served as a member of its board of directors from October 2018 to January 2020. Mr. de Masi also served as the President of Essential from November 2016 to October 2018. Prior to that, Mr. de Masi also held various leadership positions at Xura, Hands-On Mobile and Monstermob. Mr. de Masi also serves on the Leadership Council of the UCLA Grand Challenges. Mr. de Masi received his B.A. and MSci. degrees in physics from Cambridge University. We believe Mr. de Masi is qualified to serve as a member of the board of directors of Planet due to his extensive leadership experience and network of contacts in the technology sector.

Vijaya Gadde joined the board of Planet Labs PBC in December 2021 in connection with the consummation of the Business Combination. Currently, Ms. Gadde serves as the Chief Legal Officer and Secretary of Twitter, Inc. (NYSE: TWTR), leading its legal, public policy and trust and safety teams around the world. Prior to joining Twitter, Inc. in 2011, she served as Senior Director, Legal at Juniper Networks, Inc. (NYSE: JNPR) and worked for nearly ten years at Wilson Sonsini Goodrich & Rosati. Ms. Gadde has served as a director of Guardant Health, Inc. (Nasdaq: GH) since January 2020. Ms. Gadde has served on the board of trustees of NYU Law School and the board of directors of Mercy Corps, a global humanitarian aid and development organization, which partners with communities, corporations, and governments. Ms. Gadde is also a co-founder of #Angels, an investment collective focused on funding diverse and ambitious founders pursuing bold ideas. She received a JD from New York University School of Law and a BS in Industrial and Labor Relations from Cornell University. We believe Ms. Gadde is qualified to serve as a member of our board of directors due to her extensive executive experience in the technology sector as well as her experience with corporate governance and global affairs.

J. Heidi Roizen has served as a director of Planet since March 2018 and has served on the board of directors of Planet Labs PBC since the consummation of the Business Combination in December 2021. Ms. Roizen is a partner with leading venture capital firm Threshold Ventures (formerly Draper Fisher Jurvetson) since 2012, and serves as a member of the board of directors for privately-held portfolio companies Upside Foods (formerly Memphis Meats),

Lumity, and Polarr. Ms. Roizen is also a member of the boards of directors of DMGT (previously listed on the London Stock Exchange) since September 2012 and Invitation Homes (NYSE: INVH) since May 2020. Among her past activities, Ms. Roizen has served as a member of the board of directors of the National Venture Capital Association, where she served on the Executive Committee, chaired the annual conference and chaired the Public Outreach committee. She has served on numerous private and public company boards, including TiVo and Great Plains Software. Before becoming a venture capitalist, Ms. Roizen served as Vice President of World Wide Developer Relations for Apple. Ms. Roizen started her career as an early Silicon Valley pioneer, co-founding software company T/Maker in 1983 and serving as its CEO for over a decade until its acquisition by Deluxe Corporation (NYSE: DLX). Ms. Roizen holds an A.B. in English from Stanford University and an MBA from the Stanford Graduate School of Business. We believe Ms. Roizen is qualified to serve as a member of our board of directors due to her extensive experience with technology organizations and public company boards of directors.

Family Relationships

There are no “family relationships” (as defined in Item 401(d) of Regulation S-K) among any of our executive officers or directors.

Code of Business Conduct

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at www.planet.com/investors under the “Governance” tab. Our code of business conduct and ethics is a “code of ethics”, as defined in Item 406(b) of Regulation S-K. Please note that our Internet website address is provided as an inactive textual reference only. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of its code of ethics on our Internet website.

Corporate Governance Guidelines

We have adopted corporate governance guidelines that apply to all of our directors in exercising its responsibilities and to serving the interests of the Planet and our stockholders. Our corporate governance guidelines are available on our website at www.planet.com/investors under the “Governance” tab.

Board Committees

The standing committees of our board of directors consist of an audit committee, a compensation committee and a nominating and corporate governance committee. The board of directors may from time to time establish other committees.

Audit Committee

Our audit committee consists of Ita Brennan, who is serving as the chairperson, J. Heidi Roizen and Niccolo de Masi. Each member of the audit committee qualifies as an independent director under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 under the Exchange Act. Our board of directors has determined that Ita Brennan qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of the NYSE.

The board of directors previously adopted a written charter for the audit committee, which is available on our website at www.planet.com/investors under the “Governance” tab.

Compensation Committee

Our compensation committee consists of Carl Bass, who is serving as the chairperson, and J. Heidi Roizen.

The purpose of the compensation committee is to assist the board of directors in discharging its responsibilities relating to (1) setting Planet’s compensation program and compensation of its executive officers and directors, (2) monitoring our incentive and equity-based compensation plans and (3) preparing the compensation committee report required to be included in our proxy statement under the rules and regulations of the SEC.

The board of directors previously adopted a written charter for the compensation committee, which is available on our website at www.planet.com/investors under the “Governance” tab.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Vijaya Gadde, who is serving as the chairperson, and Carl Bass. The purpose of the nominating and corporate governance committee is to assist the board of directors in discharging its responsibilities relating to (1) identifying individuals qualified to become new members of the board of directors, consistent with criteria approved by the board of directors, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the board of directors select, the director nominees for the next annual meeting of stockholders, (3) identifying members of the board of directors qualified to fill vacancies on any board of directors committee and recommending that the board of directors appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the board of directors corporate governance principles applicable to us, (5) overseeing the evaluation of the board of directors and management and (6) handling such other matters that are specifically delegated to the committee by the board of directors from time to time.

The board of directors previously adopted a written charter for the nominating and corporate governance committee, which is available on our website at www.planet.com/investors under the “Governance” tab.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the Summary Compensation Table below. In our fiscal year ended January 31, 2022, our “named executive officers” and their positions were as follows:

•William Marshall, our Chief Executive Officer;
•Kevin Weil, our President, Product and Business; and
•Ashley Johnson, our Chief Financial and Operating Officer.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from the currently planned programs summarized in this discussion.

Summary Compensation Table

The following table sets forth compensation information of our named executive officers for our fiscal year ended January 31, 2022 (“fiscal year 2022”) and our fiscal year ended January 31, 2021 (“fiscal year 2021”).

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards($) (2)(3)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total
William Marshall	2022	275,000	—	4,050,217	6,328,801	200,000	9,625	10,863,643
Chief Executive Officer	2021	275,000	—	—	11,692,000	60,760	2,865	12,030,625

Ashley Johnson (6)	2022	367,500	26,057	2,004,346	3,214,726	185,000	690	5,798,319
Chief Financial and Operating Officer	2021	345,625	—	790,000	4,898,000	24,658	358	6,058,641

Kevin Weil (7)	2022	49,545	1,395	12,361,690	6,339,338	—	8	18,751,976
President, Product and Business

(1)Amounts included reflect the transaction bonuses paid to the applicable named executive officer in connection with the closing of the Business Combination, described below under “—Compensation in Connection with the Business Combination.”

(2)Amounts included reflect the full grant-date fair value of restricted stock units and stock options granted during the relevant fiscal year computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named executive officer. Assumptions used to calculate these amounts are included in the notes to our consolidated financial statements included in this report.

(3)Amounts also include the full grant-date fair value, computed in accordance with ASC Topic 718, of certain earn-out shares that the named executive officer became eligible to receive upon closing of the Business Combination in 2021 and which may become issuable to such named executive officer if a triggering event (as defined and discussed below) occurs within five years following the consummation of the Business Combination, subject to the applicable executive’s continued service through the time of such triggering event. The terms and conditions applicable to the earn-out shares are described below under “—Compensation in Connection with the Business Combination.”

We have determined that the contingent obligation to issue the earn-out shares to service providers (including our named executive officers) who were holders of outstanding equity awards of the Company as of the consummation of the Business Combination falls within the scope of ASC Topic 718 for stock-based compensation transactions, because the equity award holders are required to continue providing services until the occurrence of the applicable triggering event. Assumptions used to calculate these amounts are included in the notes to our consolidated financial statements included in this report.

(4)Amounts represent bonuses earned by each named executive officer under our annual bonus plan and paid in cash.

(5)For fiscal year 2022, amounts include: (a) Company-paid life insurance premiums for each named executive officer as follows: Mr. Marshall: $270; Ms. Johnson: $690; and Mr. Weil: $8; and (b) $9,355 in legal expenses for Mr. Marshall associated with the Business Combination.

(6)Ms. Johnson joined the Company as our Chief Financial Officer on February 6, 2020.

(7)Mr. Weil joined the Company as our President, Product and Business on April 5, 2021.

Narrative to Summary Compensation Table
Executive Compensation Arrangements

During fiscal year 2022, we were party to employment offer letters with Mr. Marshall, Ms. Johnson and Mr. Weil, the material terms of which are summarized below. Each offer letter sets forth the terms and conditions of employment for the applicable named executive officer, including his or her initial base salary, initial target bonus opportunity (if any), initial equity grants, and eligibility to participate in our employee benefit plans.

Additionally, we entered into an advisory agreement with Mr. Weil in February 2021, pursuant to which he provided advisory services on an independent contractor basis prior to his employment start date with us in April 2021. Mr. Weil did not receive any compensation pursuant to the terms of the advisory agreement.

Mr. Marshall, Ms. Johnson and Mr. Weil have also entered into indemnification agreements and our standard proprietary information, invention assignment, and arbitration agreement.

Base Salaries

The named executive officers receive a base salary to compensate them for services rendered to the Company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. As of January 31, 2022, our named executive officers’ annual base salaries were as follows: Mr. Marshall: $275,000; Ms. Johnson: $370,000; and Mr. Weil: $60,000. The Summary Compensation Table above shows the actual base salaries paid to each named executive officer in fiscal year 2022.

Annual Bonuses

We maintain a bonus plan under which Mr. Marshall and Ms. Johnson were eligible to receive cash bonuses with respect to our fiscal year 2022, based on both Company and individual performance metrics, as determined by the Compensation Committee of our board of directors, at their discretion. Pursuant to the terms of his offer letter, Mr. Weil was not eligible to participate in our annual bonus plan for fiscal year 2022.

Under the bonus plan, bonuses were earned by all participating employees for fiscal year 2022 based on attainment of Company performance metrics during the relevant performance period: (1) revenue and (2) Adjusted EBITDA (as defined elsewhere in this report), further adjusted for certain non-recurring expenses. Under the bonus plan for fiscal year 2022, Mr. Marshall’s annual bonus target was $200,000, and Ms. Johnson’s annual bonus target was $185,000.

The actual annual cash bonuses awarded to Mr. Marshall and Ms. Johnson, as determined by our Compensation Committee based on the level at which the applicable corporate performance goals were attained, are set forth above in the Summary Compensation Table in the column entitled “Non-Equity Incentive Plan Compensation.”

Equity Compensation

We have historically utilized equity compensation in order to attract and retain our employees, including our named executive officers, to align their interests with those of our stockholders. Prior to the completion of the Business Combination, we issued equity awards under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (previously named the Cosmogia Inc. 2011 Stock Incentive Plan) (the “2011 Plan”). In connection with the Business Combination, we adopted, and our stockholders approved, the Planet Labs PBC 2021 Incentive Award Plan (the “2021 Plan”) and the Planet Labs PBC 2021 Employee Stock Purchase Plan (the “ESPP”), and no further awards will be granted under the 2011 Plan.

Mr. Marshall currently holds shares of Class B common stock and options to purchase Class A common stock. Ms. Johnson and Mr. Weil currently hold options to purchase Class A common stock and restricted stock units covering

Class A common stock. In fiscal year 2022, the named executive officers were granted stock options and restricted stock units under the 2011 Plan, as set forth below.

In fiscal year 2022, Mr. Marshall and Ms. Johnson were granted stock options (consisting of both nonqualified and incentive stock options) to purchase 1,080,000 and 550,000 shares of Class A common stock, respectively. Each such stock option vests in substantially equal monthly installments over four years, subject to the executive’s continued service through the applicable vesting date. These stock options are not subject to accelerated vesting.

Mr. Weil was granted restricted stock units covering 700,000 shares of Class A common stock and stock options (consisting of both nonqualified and incentive stock options) to purchase 1,100,000 shares of Class A common stock in connection with his commencement of employment with the Company in fiscal year 2022. The stock options vest over the four-year period following the commencement of his employment, with 25% of the stock options vesting on the one-year anniversary of his employment start date and the remaining 75% vesting in substantially equal monthly installments over the following 36 months, subject to his continued service through the applicable vesting date. The restricted stock units granted to Mr. Weil in connection with the commencement of his employment with the Company in fiscal year 2022 are subject to both (i) a service-based vesting condition, which is satisfied as to 25% of the restricted stock units on the one-year anniversary of his employment start date and the remaining 75% in substantially equal quarterly installments over the following 36 months, subject to his continued service through the applicable vesting date, and (ii) a liquidity-based vesting condition, which was satisfied upon the closing of the Business Combination. In the event that Mr. Weil’s employment is terminated by the Company for any reason other than “cause” or as a result of his voluntary resignation for “good reason”, in either case, (i) within 12 months following a “change in control” of the Company (each such term as defined in the applicable award agreement), the lesser of (x) the then-unvested shares underlying the stock option and (y) 50% of the shares underlying the stock option will vest, and the lesser of (x) the then-unvested restricted stock units and (y) 50% of the restricted stock units will vest; and (ii) within 12 months following the commencement of his employment with the Company, 12.5% of the then-unvested shares underlying the stock option will vest, and 12.5% of the then-unvested restricted stock units will vest.

The number of shares subject to equity awards referenced in this section that were granted and outstanding prior to the Business Combination were subsequently adjusted to reflect the number of Planet shares subject to such equity awards immediately following the Business Combination (as adjusted in the Business Combination by the exchange ratio). Additional information about the equity awards granted to our named executive officers in fiscal year 2022 is provided in the Outstanding Equity Awards at Fiscal Year-End table below.

Compensation in Connection with Business Combination

Transaction Bonuses

In connection with the Business Combination, we awarded transaction bonuses to each of Ms. Johnson and Mr. Weil in an amount equal to $26,057 and $1,395, respectively. The transaction bonuses were paid shortly following the completion of the Business Combination, subject to the applicable executive’s continued employment through the payment date. The transaction bonuses awarded to Ms. Johnson and Mr. Weil are set forth above in the Summary Compensation Table in the column entitled “Bonus.”

Earn-out Shares

Pursuant to the terms of the Business Combination, upon the closing of the Business Combination, each holder of outstanding equity awards covering Company common stock immediately before the consummation of the Business Combination, which includes our named executive officers, became entitled to receive their respective pro rata shares of up to 27,000,000 additional shares of our Class A common stock (the “earn-out shares”). The earn-out shares are comprised of four substantially equal tranches, which will become earned and issuable if (i) the closing price of our Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, respectively, over any 20 trading days within any 30-day trading period prior to December 7, 2026 (with 6,750,000 shares becoming earned and issuable upon the achievement of each such stock price milestone), or (ii) we consummate a change of control transaction prior to December 7, 2026 that entitles our stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00, respectively (with 6,750,000 shares becoming earned and issuable upon the achievement of each such per-share consideration milestone) (in each case, a “triggering event”), in each case, subject to the holder’s continued employment or service through the applicable triggering event. The earn-out shares that each named executive officer is eligible to earn in respect of outstanding equity awards held by him or her at the time of the Business Combination are included above in the Summary Compensation Table in the column entitled “Stock Awards” and below in the Outstanding Equity Awards at Fiscal Year-End table.

Other Elements of Compensation

Retirement Plans

We maintain a defined contribution 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings through our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

Health/Welfare Plans

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including: medical, dental and vision benefits; medical and dependent care flexible spending accounts; medical health savings accounts; short-term and long-term disability insurance; life insurance; and flexible paid time off.

Perquisites

We determine perquisites on a case-by-case basis and will provide a perquisite to a named executive officer when we believe it is necessary to attract or retain the named executive officer. During fiscal year 2022, we provided our named executive officers with limited perquisites and personal benefits consisting of Company-paid life insurance and reimbursement of certain legal expenses, as set forth above in the Summary Compensation Table in the column entitled “All Other Compensation”.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of our Class A common stock underlying outstanding equity incentive plan awards for each named executive officer as of January 31, 2022.

				Option Awards				Stock Awards
Name	Grant Date	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(1)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(2)
William Marshall	4/21/2020	6/1/2017	(3)	2,833,903	—	4.04	4/21/2030	—	—
	6/30/2021	6/1/2021	(4)	134,037	785,066	9.75	6/30/2031	—	—
	6/30/2021	6/1/2022	(4)	—	735,282	9.75	6/30/2031	—	—
	12/7/2021	—	(5)	—	—	—	—	495,591	3,203,105
Ashley Johnson	4/21/2020	2/6/2020	(6)	568,859	618,316	4.04	4/21/2030	—	—
	4/21/2020	2/6/2020	(7)	—	—	—	—	99,728	608,341
	6/30/2021	6/1/2021	(4)	78,191	447,700	9.75	6/30/2031	—	—
	6/30/2021	6/1/2022	(4)	—	306,367	9.75	6/30/2031	—	—
	12/7/2021	—	(5)	—	—	—	—	245,255	1,496,056
Kevin Weil	6/30/2021	4/5/2021	(8)	—	1,685,023	9.75	6/29/2031	—	—
	6/30/2021	6/15/2021	(9)	—	—	—	—	1,072,287	6,540,951
	12/7/2021	—	(5)	—	—	—	—	304,460	1,857,206
(1)Amounts calculated reflect the adjustment for the exchange ratio of approximately 1.53184 in connection with the Business Combination. Additional information about the equity awards granted to our named executive officers is provided in the Narrative to Summary Compensation Table above.
(2)Amount calculated based on the fair market value of our Class A common stock on January 31, 2022, which was $6.10.
(3)Represents an option that has vested in full.
(4)1/48th of the shares subject to the option vest on each monthly anniversary of the vesting commencement date, subject to continued service through the applicable vesting date.
(5)Represents earn-out shares that will become earned and issuable with respect to outstanding equity awards held by the named executive officers as of the consummation of the Business Combination in four substantially equal installments if (i) the closing price of our Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, respectively, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) if we consummate a change of control transaction prior to December 7, 2026 that entitles our stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00, respectively, in each case, subject to the applicable named executive officer’s continued employment or service through the date of the applicable triggering event.
(6)25% of the shares subject to the options vest on the one-year anniversary of the vesting commencement date, with 1/48th of the shares vesting monthly thereafter, subject to continued service through the applicable vesting date. In the event that the executive’s employment is terminated by the Company for any reason other than “cause” or the executive resigns for “good reason”, in each case, within 12 months following a “change in control” of the Company, 50% of the then-unvested shares underlying the option will vest.
(7)Represents restricted stock units that are subject to both a service-based vesting condition and a liquidity-based vesting condition. The service-based vesting condition is satisfied as to 25% of the restricted stock units on the one-year anniversary of the vesting commencement date, and as to 1/48th of the restricted stock units monthly thereafter, subject to continued service through the applicable vesting date. The liquidity-based vesting condition was satisfied upon the closing of the Business Combination. In the event that the executive’s employment is terminated by the Company for any reason other than “cause” or the executive resigns for “good reason”, in each case, within 12 months following a “change in control” of the Company, 50% of the then-unvested restricted stock units will satisfy the service-vesting condition and vest.
(8)25% of the shares subject to the options vest on the one-year anniversary of the vesting commencement date, with 1/48th of the shares vesting monthly thereafter, subject to continued service through the applicable vesting date. In the event that the executive’s employment is terminated by the Company for any reason other than “cause” or the executive resigns for “good reason”, in either case, (i) within 12 months following a “change in control” of the Company, the lesser of (x) the then-unvested shares underlying the stock option and (y) 50% of the shares underlying the stock option will vest; and (ii) within 12 months following the commencement of the executive’s employment with the Company, 12.5% of the then-unvested shares underlying the stock option will vest.
(9)Represents restricted stock units that are subject to both a service-based vesting condition and a liquidity-based vesting condition. The service-based vesting condition is satisfied as to 25% of the restricted stock units vest on the one-year anniversary of the vesting commencement date, and as to 1/16th of the restricted stock units quarterly thereafter. The liquidity-based vesting condition was satisfied as a result of the Business Combination. In the event that the executive’s employment is terminated by the Company for any reason other than “cause” or the executive resigns for “good reason”, in either case, (i) within 12 months following a “change in control” of the Company, the lesser of (x) the then-unvested restricted stock units and (y) 50% of the restricted stock units will vest; and (ii) within 12 months following the commencement of the executive’s employment with the Company, 12.5% of the then-unvested restricted stock units will vest.

Director Compensation

Although we have not historically maintained a formal non-employee director compensation program, for fiscal year 2022, upon recommendation by our Compensation Committee, our board of directors approved the compensation set forth in the table below to our non-employee directors, including cash compensation and equity awards, for their service on our board of directors in fiscal year 2022. Each of the other members of our board of directors (Mr. Marshall and Robert Schingler, Jr.) is an executive officer and employee of the Company and did not receive any additional compensation for his services as a director in fiscal year 2022. The compensation provided to Mr. Marshall in fiscal year 2022 is set forth in the Summary Compensation Table above.

Name		Fees earned or paid in cash ($)(1)	Stock awards ($)(2)	Total ($)
Carl Bass		1,793	2,414,105	2,415,898
Ita Brennan		25,408	154,858	180,266
Niccolo de Masi		22,418	–	22,418
Vijaya Gadde		23,614	–	23,614
Heidi Roizen		22,418	–	22,418
Harry L. You	(3)	–	–	–
Darla Anderson	(3)	–	–	–
Francesca Luthi	(3)	–	–	–
Charles E. Wert	(3)	–	–	–

(1)Reflects cash retainer fees earned by our non-employee directors in fiscal year 2022.
(2)Amounts calculated reflect the adjustment for the exchange ratio of approximately 1.53184 in connection with the Business Combination. Amounts reflect the full grant-date fair value of restricted stock units granted during the reported period and earn-out shares that may be issuable to certain non-employee directors in respect of outstanding equity awards held by them as of the consummation of the Business Combination (as described above under “—Compensation in Connection with Business Combination”), each computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the non-

employee director. Assumptions used to calculate these amounts are included in the notes to our consolidated financial statements included in this report.
(3)Mr. You, Ms. Anderson, Ms. Luthi and Mr. Wert each ceased serving on the board of directors at the time of the consummation of the Business Combination and did not receive any compensation in respect of their service on the board of directors in fiscal year 2022.

The table below shows, as of January 31, 2022, the aggregate number of shares subject to restricted stock units and options (exercisable and unexercisable) held by, and earn-out shares that may be issuable to, each non-employee director who was serving in such capacity as of January 31, 2022.

Name	Stock Awards Outstanding at Fiscal Year End	Options Outstanding at Fiscal Year End
Carl Bass	239,221	529,931
Ita Brennan	9,348	–

Outside Director Compensation Policy

In connection with our Business Combination, we adopted a compensation policy for our non-employee directors, or the “Outside Director Compensation Policy.” Commencing with our fiscal year ending January 31, 2023, our non-employee directors became eligible to receive certain cash compensation and equity awards under the Outside Director Compensation Policy. The material terms of the Outside Director Compensation Policy are summarized below.

Cash Compensation

Under the Outside Director Compensation Policy, our non-employee directors are entitled to the following cash retainers for their service on our board of directors:
•Annual Retainer: $150,000

•If the non-employee director serves as the lead independent director or as chairperson of a committee, an additional annual retainer as follows:

•Lead Independent Director: $25,000
•Chairperson of Audit Committee: $20,000
•Chairperson of Compensation Committee: $12,000
•Chairperson of Nominating and Governance Committee: $8,000

Annual cash retainers will be paid in quarterly installments in arrears and will be pro-rated for any partial calendar quarter of service. Any reasonable, customary and documented expenses for travel to board meetings will also be reimbursed by the Company.

Equity Compensation

Under the Outside Director Compensation Policy, our non-employee directors are entitled to the following equity awards for their service on our board of directors:
•Initial Award: Each non-employee director who is initially elected or appointed to serve as a non-employee director of our board of directors will automatically be granted a restricted stock unit award with a value equal to $200,000, multiplied by the fraction obtained by dividing (i) the number of days during the period beginning on the date the individual first becomes a non-employee director and ending on the one-year anniversary of the date of the most recent annual meeting of our stockholders to occur prior to the grant date by (ii) 365 (the “Initial Award”).

•Annual Award: Each non-employee director who is serving on our board of directors as of the date of the annual meeting of our stockholders each calendar year will automatically be granted a restricted stock unit award with a value equal to $200,000 (the “Annual Award”).

Each Initial Award and each Annual Award will vest in full on the earlier to occur of (i) the one-year anniversary of the applicable grant date and (ii) the date of the next annual meeting of our stockholders following the grant date, subject to the applicable director’s continued service on the board through the applicable vesting date. In addition, each outstanding Initial Award and Annual Award will vest in full upon a change in control of the Company (as defined in the Incentive Plan), subject to the applicable director’s continued service on the board until at least immediately prior to the change in control.

Compensation Elections

Each non-employee director will have the option to elect, on or prior to December 31st of the calendar year immediately prior to the calendar year in which the next annual meeting occurs, to receive up to the entire amount of his or her annual cash retainer for the period commencing on the date of such next annual meeting in the form of an award of restricted stock units of equivalent value. Any such award of restricted stock units will be granted at the same time as the Annual Award and will vest in four equal installments on each of September 15, December 15, March 15, and June 15 following the grant date, subject to the applicable director’s continued service on the board through the applicable vesting date.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our Class A common stock and Class B common stock as of April 7, 2022 by:

•each person who is known to be the beneficial owner of more than 5% of shares of our Class A common stock or Class B common stock;
•each of Planet’s current named executive officers and directors; and
•all current executive officers and directors of Planet as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days of April 7, 2022.

Unless otherwise indicated, Planet believes that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name of Beneficial Owner (1)	Class A Common Stock		Class B Common Stock
	Shares	%	Shares	%
5% Holders
Google LLC (2)	31,942,641	12.95%	—	—
Entities affiliated with Draper Fisher Jurvetson (3)	23,474,504	9.52%	—	—
Directors and Named Executive Officers (4)
William Marshall (5)	13,661,703	5.25%	10,578,793	50.0%
Robert Schingler, Jr. (5)(6)	11,413,653	4.42%	10,578,793	50.0%
Ashley Johnson	883,998	*	—	—
Kevin Weil (7)	657,047	*	—	—
Carl Bass	552,272	*	—	—
Ita Brennan	11,489	*	—	—
Niccolo de Masi (8)	36,765	*	—	—
Vijaya Gadde	—	*	—	—
Heidi Roizen	—	*	—	—
All directors and executive officers as a group (9individuals)	27,216,927	9.95%	21,157,586	100.0%

* Less than one percent
(1)Unless otherwise noted, the business address of each of the directors and executive officers is 645 Harrison St., Floor 4, San Francisco, California 94107.
(2)Pursuant to the Schedule 13G filed by Google LLC on December 17, 2021, each of Google LLC, XXVI Holdings Inc. (the managing member of Google LLC) and Alphabet Inc. (the controlling stockholder of XXVI Holdings Inc.) may be deemed to have sole power to vote and sole power to dispose of the securities owned directly by Google LLC. The address for Google LLC, XXVI Holdings Inc. and Alphabet Inc. is 1600 Amphitheatre Parkway, Mountain View, California 94043. Each of the reporting entities disclaim beneficial ownership over such securities except to the extent of their pecuniary interest therein.
(3)Pursuant to the Schedule 13G filed by Draper Fisher Jurvetson Fund X, L.P. (“Fund X”) on December 15, 2021 (“Draper 13G”), 21,127,084 shares of our Class A common stock are held by Fund X, 645,526 shares of our Class A common stock are held by Draper Fisher Jurvetson Partners X, LLC (“Partners X”), 940,235 shares of our Class A common stock are held by Draper Associates Riskmasters Fund II, LLC (“DARF II”), and 761,659 shares of our Class A common stock are held by Draper Associates Riskmasters Fund III, LLC (“DARF III”). Pursuant to the Draper 13G, (a) each of Fund X, Draper Fisher Jurvetson Fund X Partners, L.P. (“Fund X Partners”), and DFJ Fund X, Ltd. (“Fund X Ltd.”) may be deemed to have shared power to vote and shared power to dispose of 21,127,084 shares of our Class A common stock, (b) Partners X may be deemed to have shared power to vote and shared power to dispose of 645,526 shares of our Class A common stock, (c) DARF II may be deemed to have shared power to vote and shared power to dispose of 940,235 shares of our Class A common stock, (d) DARF III may be deemed to have shared power to vote and shared power to dispose of 761,659 shares of our Class A common stock, (e) Timothy C. Draper, as a managing director of Fund X, a managing member of Partners X, a director of Fund X Ltd. and the managing member of DARF II and DARF III, may be deemed to have sole power to vote and sole power to dispose of 1,701,894 shares of our Class A common stock and shared power to vote and shared power to dispose of 21,772,610 shares of our Class A common stock, (f) John H. N. Fisher, as a managing director of Fund X, a managing member of Partners X and a director of Fund X Ltd, may be deemed to have shared power to vote and shared power to dispose of 21,772,610 shares of our Class A common stock, and (g)

Andreas Stavropoulos, Joshua Stein and Donald F. Wood, each directors of Fund X Ltd., may be deemed to have shared power to vote and shared power to dispose of 21,127,084 shares of our Class A common stock. The address for Fund X, Fund X Partners, Fund X Ltd., Partners X, Mr. Fisher, Mr. Stavropoulos, Mr. Stein and Mr. Wood is 2882 Sand Hill Road, Suite 150 Menlo Park, CA 94025. The address for DARF II, DARF III and Mr. Draper is 55 East 3rd Avenue, San Mateo, CA 94401. Mr. Draper. Mr. Fisher, Mr. Stavropoulos, Mr. Stein, and Mr. Wood each disclaim beneficial ownership over such securities except to the extent of their pecuniary interest therein.
(4)Includes 27,197,697 aggregate shares of Class A common stock, which these directors and executive officers have the right to acquire presently or upon vesting within 60 days. These shares are held as follows: Mr. Marshall, 13,642,473 shares; Mr. Schingler, 11,413,653 shares; Ms. Johnson, 883,998shares; Mr. Weil, 657,047 shares; Mr. Bass, 552,272 shares; Ms. Brennan, 11,489 shares; Mr. de Masi, 36765 shares.
(5)Includes shares of Class A common stock that could be acquired upon a transfer of shares of Class B common stock held by the holder.
(6)Includes shares of Class B common stock that are held by a family trust, of which Mr. Schingler is a trustee.
(7)Includes shares of Class A common stock that are held by a family trust, of which Mr. Weil is a trustee.
(8)Includes shares of Class A common stock that are held by Isalea Investments LP, of which Mr. de Masi is the managing member.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information, as of January 31, 2022, about our compensation plans under which shares of our Class A common stock may be issued.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	47,347,287	$4.63	40,516,002
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Totals	47,347,287	$4.63	40,516,002

(1)Includes shares subject to outstanding awards granted under our 2011 Plan as of January 31, 2022, of which 41,907,551 shares are subject to outstanding stock options and 5,439,736 shares are subject to outstanding restricted stock units.

(2)Represents the weighted-average exercise price of stock options outstanding under the 2011 Plan as of January 31, 2022. The weighted average exercise price is calculated based solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding restricted stock units or the shares subject to outstanding restricted stock awards, each of which have no exercise price.

(3)Includes 32,412,802 shares available for future issuance under our 2021 Plan and 8,103,200 shares available for future issuance under our ESPP, as of January 31, 2022. There are no shares available for future issuance under our 2011 Plan.

The number of shares available for issuance under our 2021 Plan increases automatically on the first day of each Company fiscal year beginning with February 1, 2022 and ending on and including February 1, 2031, in an amount equal to the lesser of (i) a number of shares equal to 5% of the aggregate number of shares of Class A common stock and Class B common stock outstanding on the final day of the immediately preceding Company fiscal year and (ii) such smaller number of shares as is determined by our board of directors.

The number of shares available for issuance under our ESPP increases automatically on the first day of each Company fiscal year beginning on February 1, 2022 and ending on and including February 1, 2031, in an amount equal to the lesser of (a) 1% of the aggregate number of shares of Class A common stock and Class B common stock outstanding on the final day of the immediately preceding Company fiscal year and (b) such smaller number of shares as determined by our board of directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

Our board of directors makes all determinations with respect to director independence in accordance with NYSE listing rules and the rules and regulations promulgated by the SEC. The actual determination of whether a director is independent is made by our board of directors on a case-by-case basis, by considering transactions and relationships between each director or any member of his or her immediate family and the Company and its subsidiaries and affiliates. Our board of directors has determined that, except for William Marshall, our Chief Executive Officer, and Robert Schingler, Jr., our Chief Strategy Officer, none of our current directors have a material relationship with our Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and each of these directors is independent. In making its determination, our board of directors applied NYSE listing standards and SEC rules and regulations.

Transactions with Related Persons

Former Planet Series D Preferred Stock, 2020 Convertible Notes and Warrants

Prior to the consummation of our Business Combination, certain holders of more than 5% of Planet’s Class A common stock, held (i) an aggregate of 6,302,970 Former Planet’s Series D preferred stock at a purchase price of $14.37544 per share (taking into account Former Planet’s 1:5 stock split in 2019) (“Former Planet Series D preferred stock”), (ii) convertible promissory notes which accrued interest at a rate of 6% per annum (“Former Planet convertible promissory notes”), pursuant to a Convertible Note and Warrant Purchase Agreement, dated as of March 13, 2020 (the “Note and Warrant Agreement”) and (iii) warrants to purchase Former Planet Series D Preferred Stock pursuant to the Note and Warrant Agreement (“Former Planet warrants”). The Former Planet warrants were exercised prior to the consummation of the Business Combination and the Former Planet Series D preferred stock and Former Planet convertible promissory notes converted into shares of our Class A common stock in connection with the consummation of the Business Combination. The following table summarizes Former Planet Series D preferred stock, Former Planet convertible promissory notes and Former Planet warrants held by such related persons prior to consummation of the Business Combination.

Name of Stockholder	Shares of Former Planet Series D Preferred Stock	Total Purchase Price of Former Planet Series D Preferred Stock	Aggregate Principal Amount of Former Planet Convertible Promissory Notes	Amount of Former Planet Warrants
Google LLC	834,755	$11,999,970.42	$10,000,000.00	139,126
Draper Fisher Jurvetson Fund X, L.P. and its affiliates	34,781	$2,499,960.91	$250,000.00	3,477

Agreements with Google

We are party to various agreements with Google LLC and its affiliated entities, which hold more than 5% of our outstanding capital stock. On December 15, 2016, we entered into the Google Cloud Platform License Agreement with Google Inc., as amended February 13, 2020, May 27, 2020, and June 28, 2021, pursuant to which we purchase hosting and other services from Google Inc. Under the Google Cloud Platform License Agreement, we have $193 million in aggregate purchase commitments from August 1, 2021 through January 31, 2028, the end of the contract term. On April 14, 2017, we entered into the Content License Agreement with Google Inc., pursuant to which we license imagery content to Google and Google has agreed to fixed annual order commitments for each contract term. For the fiscal year ended January 31, 2022, we recognized revenue of $8.6 million related to the Content License Agreement. The Content License Agreement terminates on April 14, 2022, unless the Content License Agreement is either extended for up to two years if the minimum orders are not met by Google or the delivery obligations are not met by us, or it is renewed at Google’s discretion for an additional year, in each case in accordance with its terms. Neither the Google Cloud Platform License Agreement nor the Content License Agreement can be terminated for convenience.

Registration Rights Agreement

On December 7, 2021, in connection with the consummation of the Business Combination, Planet, dMY Sponsor, dMY IV’s directors and officers, the Planet Founders, certain of our directors and officers and certain of our stockholders entered into the Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”).

Pursuant to the Registration Rights Agreement, we are required to register for resale securities held by the stockholders party thereto. In certain circumstances, such certain stockholders can demand up to four underwritten offerings in any 12-month period, and such stockholders will be also be entitled to certain piggyback registration rights. We will bear certain expenses incurred in connection with the filing of any registration statements pursuant to the Registration Rights Agreement.

The Registration Rights Agreement amends and restates the registration rights agreement that was entered into upon the consummation of dMY IV’s initial public offering. The Registration Rights Agreement will terminate on the earlier of (i) the five-year anniversary of the date of the Registration Rights Agreement or (ii) with respect to any applicable stockholder, on the date that such stockholder no longer holds any Registrable Securities (as defined in the Registration Rights Agreement).

dMY IV

On December 16, 2020, the dMY Sponsor purchased an aggregate of 7,187,500 shares of dMY IV’s Class B Common Stock in exchange for a capital contribution of $25,000, or approximately $0.003 per share. On March 4, 2021, dMY IV effected a 1:1.2 stock split of dMY Class B Common Stock, resulting in an aggregate of 8,625,000 Founder Shares, of which 8,550,000 were held by the dMY Sponsor.

The dMY Sponsor purchased an aggregate of 5,933,333 private placement warrants in connection with dMY IV’s initial public offering, at a price of $1.50 per warrant, or $8,899,999 in the aggregate. Each private placement warrant entitles the holder to purchase one share of Class A common stock at $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until the later of 30 days after the completion of the Business Combination and the date that is 12 months from the date of closing of dMY IV’s initial public offering.

dMY Sponsor also paid dMY IV for office space, secretarial and administrative services provided to members of dMY IV’s management team. Prior to the Business Combination, a total of $240,000 was paid pursuant to this arrangement.

Indemnification Agreements

We have entered into indemnification agreements with each of our respective directors and executive officers. The indemnification agreements and our Bylaws require us to indemnify our directors to the fullest extent not prohibited by DGCL. Subject to very limited exceptions, our Bylaws also require us to advance expenses incurred by its directors and officers.

Policies and Procedures for Related Person Transactions

Our board of directors has adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions. A “related person transaction” is a transaction, arrangement or relationship in which the post-combination company or any of its subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “related person” means:

•any person who is, or at any time during the applicable period was, one of our executive officers or directors;
•any person who is known by us to be the beneficial owner of more than 5% of our voting stock;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our voting stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our voting stock; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. Specifically, pursuant to our audit committee charter, the audit committee has the responsibility to review related party transactions.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed to us for each of the last two fiscal years.

	Fiscal Year
	2022	2021
Audit fees(1)	$2,300,000	$3,359,845
Audit-related fees(2)	257,900	—
Tax fees(3)	871,987	357,800
All other fees(4)	—	—
Total fees	$3,429,887	$3,717,645

(1)
Consists of fees and expenses for services rendered in connection with the audit of our consolidated financial statements, reviews of our quarterly consolidated financial statements, related accounting consultations, and services provided in connection with regulatory filings.

(2)
Consists of fees for services that are reasonably related to the performance of the audit or review of our consolidated financial statements and not reported under “Audit fees,” such as due diligence related to acquisitions.

(3)	Consists of fees for professional services for domestic and international tax advisory services for tax planning, compliance, and advice.

(4)	All other fees.

Pre-Approval Policies and Procedures

The audit committee has adopted a pre-approval policy that sets forth procedures and conditions pursuant to which audit and non-audit services to be performed by the independent auditor may be pre-approved. The non-audit services described above and provided to us by Ernst & Young LLP prior to the closing of the Business Combination were provided under engagements entered into prior to our adoption of this pre-approval policy, were pre-approved by our audit committee and, following the closing of the Business Combination, in accordance with the policy.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) All financial statements:

The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Form 10-K.

(a)(2) Financial statement schedules:

All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.

Item 15(b) Exhibits:

The exhibits listed below are filed as part of, or incorporated by reference into, this report and are on file with us.

Exhibit	Description

2.1†
Agreement and Plan of Merger, dated as of July 7, 2021, by and among the dMY Technology Group, Inc. IV, Photon Merger Sub, Inc., Photon Merger Sub Two, LLC, and Planet Labs Inc. (incorporated by reference to Annex A to the Registrant’s proxy statement/prospectus dated November 5, 2021)

3.1	Certificate of Incorporation of Planet Labs PBC (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

3.2	Bylaws of Planet Labs PBC (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

4.1
Warrant Agreement, dated March 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2021)

4.2*	Description of Registered Securities

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

10.2
Amended and Restated Registration Rights Agreement, dated December 7, 2021 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

10.3
Form of Lock-Up Agreement, by and among dMY Technology Group, Inc. IV, dMY Sponsor IV, LLC and the directors and executive officers of dMY Sponsor IV, LLC (incorporated by reference to Annex H to the Registrant’s proxy statement/prospectus dated November 5, 2021)

10.4
Form of Lock-Up Agreement, by and among dMY Technology Group, Inc. IV, William Marshall and Robert Schingler Jr. (incorporated by reference to Annex H to the Registrant’s proxy statement/prospectus dated November 5, 2021)

10.5
Form of Lock-Up Agreement, by and among dMY Technology Group, Inc. IV, certain directors and executive officers of Planet Labs Inc. set forth therein and certain stockholders of Planet Labs Inc. (incorporated by reference to Annex H to the Registrant’s proxy statement/prospectus dated November 5, 2021)

10.6
Support Agreement, dated as of July 7, 2021, by and among certain stockholders of Planet Labs Inc., dMY Technology Group, Inc. IV and Planet Labs Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K, filed with the SEC on July 7, 2021)

10.7
Support Agreement, dated as of July 7, 2021, by and among certain preferred stockholders of Planet Labs Inc., dMY Technology Group, Inc. IV and Planet Labs Inc. (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K, filed with the SEC on July 7, 2021)

10.8
Support Agreement, dated as of July 7, 2021, by and among dMY Sponsor IV, LLC, dMY Technology Group, Inc. IV and Planet Labs Inc. (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K, filed with the SEC on July 7, 2021)

10.9
Form of Initial Subscription Agreement, by and between dMY Technology Group, Inc. IV and the undersigned subscriber party thereto (incorporated by reference to Annex F-1 to the Registrant’s proxy statement/prospectus dated November 5, 2021)

10.10
Form of Additional Subscription Agreement, by and between dMY Technology Group, Inc. IV and the undersigned subscriber party thereto (incorporated by reference to Annex F-2 to the Registrant’s proxy statement/prospectus dated November 5, 2021)

10.11#	Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

10.12*#	Form of Restricted Stock Unit Agreement under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan

10.13*#	Form of Global Restricted Stock Unit Agreement under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan

10.14*#	Form of Stock Option Agreement under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan

10.15*#	Planet Labs PBC 2021 Incentive Award Plan

10.16*#	Form of Global Stock Option Agreement under the Planet Labs PBC 2021 Incentive Award Plan

10.17*#	Form of Global Restricted Stock Unit Agreement under the Planet Labs PBC 2021 Incentive Award Plan

10.18#	Planet Labs PBC 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8, filed with the SEC on February 15, 2022)

10.19#	Planet Labs PBC Outside Director Compensation Policy (incorporated by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

10.20*#	Employment Offer Letter, dated February 1, 2012, between William Marshall and Cosmogia Inc.

10.21*#	Employment Offer Letter, dated January 15, 2020, between Ashley Johnson and Planet Labs Inc.

10.22*#	Employment Offer Letter, dated February 15, 2021, between Kevin Weil and Planet Labs Inc.

10.23^
Content License Agreement, dated April 14, 2017, by and between Planet Labs Inc. and Google LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.24^
Google Cloud Platform License Agreement, dated December 15, 2016, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.25^
Google Cloud Platform Addendum, dated February 13, 2020, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.26^
Amendment No. 1 to Google Platform Addendum, dated May 27, 2020, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.27^
Amendment No. 2 to Google Platform Addendum, dated June 28, 2021, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.28^
Amendment No. 3 to Google Platform Addendum, dated October 6, 2021, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

†     Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
^     Portions of this exhibit (indicated by asterisks) have been omitted under rules of the SEC permitting the confidential treatment of select information.
#     Indicates a management contract or compensatory plan.
*    Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 14, 2022

PLANET LABS PBC

By:	/s/ William Marshall
William Marshall
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William Marshall and Ashley Johnson, as his or her attorneys-in-fact, for him or her in any and all capacities, to sign any amendments to this Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Marshall	Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)	April 14, 2022
William Marshall

/s/ Ashley Johnson	Chief Financial and Operating Officer (Principal Financial Officer and Principal Accounting Officer)	April 14, 2022
Ashley Johnson

/s/ Robert Schingler, Jr.	Director	April 14, 2022
Robert Schingler, Jr.

/s/ Carl Bass	Director	April 14, 2022
Carl Bass

/s/ Ita Brennan	Director	April 14, 2022
Ita Brennan

/s/ Niccolo de Masi	Director	April 14, 2022
Niccolo de Masi

/s/ Vijaya Gadde	Director	April 14, 2022
Vijaya Gadde

/s/ J. Heidi Roizen	Director	April 14, 2022
J. Heidi Roizen