Form 10-Q
period 2022-04-30
Planet Labs PBC
filed 2022-06-14
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended April 30, 2022
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

The registrant had 247,529,193 outstanding shares of Class A common stock, and 21,157,586 shares of Class B common stock, as of June 9, 2022.

Unless the context otherwise requires, the “Company”, “Planet”, “we,” “our,” “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the three months ended April 30, 2022 (the “Form 10-Q” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report (including in information that is incorporated by reference into this report) and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting Planet. Factors that may impact such forward-looking statements include:

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

The foregoing list of factors is not exhaustive. You should carefully consider the foregoing factors and the other risks and uncertainties described in the “Risk Factors” section of our most recent Annual Report on Form 10-K, this Form 10-Q, as well as the other documents filed by us from time to time with the U.S. Securities and Exchange Commission (“SEC”). The forward-looking statements contained in this Form 10-Q and any amendment thereto or document incorporated by reference, are based on current expectations and beliefs concerning future developments and their potential effects on us and our business. There can be no assurance that future developments affecting us will be those that we have anticipated. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I. - Financial Information
Item 1. Financial Statements
Planet Labs PBC
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value amounts)

	April 30, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$484,489	$490,762
Accounts receivable, net of allowance of $1,287 and $1,031, respectively	24,581	44,373
Prepaid expenses and other current assets	18,192	16,385
Total current assets	527,262	551,520
Property and equipment, net	125,329	133,280
Capitalized internal-use software, net	11,105	10,768
Goodwill	103,219	103,219
Intangible assets, net	13,604	14,197
Restricted cash, non-current	5,653	5,743
Operating lease right-of-use assets	7,035	—
Other non-current assets	2,787	2,714
Total assets	$795,994	$821,441
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,168	$2,850
Accrued and other current liabilities (1)	43,184	48,823
Deferred revenue (1)	60,672	64,233
Liability from early exercise of stock options	15,239	16,135
Operating lease liabilities, current	7,188	—
Total current liabilities	129,451	132,041
Deferred revenue (1)	—	3,579
Deferred hosting costs (1)	12,199	12,149
Public and private placement warrant liabilities	19,948	23,224
Deferred rent	—	798
Operating lease liabilities, non-current	2,271	—
Other non-current liabilities	1,419	1,405
Total liabilities	165,288	173,196
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at April 30, 2022 and January 31, 2022, 244,773,516 and 241,017,687 Class A shares issued and outstanding at April 30, 2022 and January 31, 2022, respectively, 21,157,586 Class B shares issued and outstanding at April 30, 2022 and January 31, 2022, 0 Class C shares issued and outstanding at April 30, 2022 and January 31, 2022 (1)	27	27
Additional paid-in capital	1,450,098	1,423,151
Accumulated other comprehensive income	2,271	2,096
Accumulated deficit	(821,690)	(777,029)
Total stockholders’ equity	630,706	648,245
Total liabilities and stockholders’ equity	$795,994	$821,441

(1)	Balance includes related-party transactions entered into with Google, LLC (“Google”). See Note 11.
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended April 30,
	2022	2021
Revenue (1)	$40,127	$31,957
Cost of revenue (1)	23,628	19,126
Gross profit	16,499	12,831
Operating expenses
Research and development (1)	24,750	12,130
Sales and marketing	18,855	10,653
General and administrative	20,608	8,315
Total operating expenses	64,213	31,098
Loss from operations	(47,714)	(18,267)
Interest expense	—	(2,527)
Change in fair value of convertible notes and warrant liabilities	3,276	(8,026)
Other income (expense), net	392	(177)
Total other income (expense), net	3,668	(10,730)
Loss before provision for income taxes	(44,046)	(28,997)
Provision for income taxes	314	258
Net loss	(44,360)	(29,255)
Other comprehensive loss
Foreign currency translation adjustment, net of tax	175	274
Comprehensive loss	$(44,185)	$(28,981)
Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.64)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	264,088,997	45,722,408

(1)	Balance includes related-party transactions entered into with Google. See Note 11.
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2021	131,252,627	$13	43,946,198	$4	$745,630	$1,769	$(639,905)	$107,511
Issuance of Class A common stock from the exercise of common stock options	—	—	637,684	—	2,156	—	—	2,156
Stock-based compensation	—	—	—	—	3,243	—	—	3,243
Change in translation	—	—	—	—	—	274	—	274
Net loss	—	—	—	—	—	—	(29,255)	(29,255)
Balances at April 30, 2021	131,252,627	$13	44,583,882	$4	$751,029	$2,043	$(669,160)	$83,929

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2022	—	$—	262,175,273	$27	$1,423,151	$2,096	$(777,029)	$648,245
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	(301)	(301)
Issuance of Class A common stock from the exercise of common stock options	—	—	3,524,182	—	6,203	—	—	6,203
Issuance of Class A common stock upon vesting of restricted stock units	—	—	215,178	—	—	—	—	—
Vesting of early exercised stock options	—	—	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	—	—	(75,442)	—	(411)	—	—	(411)
Stock-based compensation	—	—	—	—	20,259	—	—	20,259
Change in translation	—	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	—	(44,360)	(44,360)
Balances at April 30, 2022	—	$—	265,931,102	$27	$1,450,098	$2,271	$(821,690)	$630,706
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended April 30,
	2022	2021
Operating activities
Net loss	$(44,360)	$(29,255)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	11,625	11,475
Stock-based compensation, net of capitalized cost of $437 and $141, respectively	19,822	3,102
Change in fair value of convertible notes and warrant liabilities	(3,276)	8,026
Deferred income taxes	28	126
Amortization of debt discount and issuance costs	—	759
Other	476	(31)
Changes in operating assets and liabilities
Accounts receivable	19,982	16,877
Prepaid expenses and other assets	(403)	771
Accounts payable, accrued and other liabilities	(3,712)	742
Deferred revenue	(6,947)	(12,050)
Deferred hosting costs	231	3,864
Deferred rent	—	(524)
Net cash provided by (used in) operating activities	(6,534)	3,882
Investing activities
Purchases of property and equipment	(2,861)	(1,847)
Capitalized internal-use software	(645)	(767)
Other	(146)	(152)
Net cash used in investing activities	(3,652)	(2,766)
Financing activities
Proceeds from the exercise of common stock options	4,963	2,156
Class A common stock withheld to satisfy employee tax withholding obligations	(411)	—
Net cash provided by financing activities	4,552	2,156
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(649)	(40)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,283)	3,232
Cash, cash equivalents and restricted cash at the beginning of the period	496,814	76,540
Cash, cash equivalents and restricted cash at the end of the period	$490,531	$79,772

See accompanying notes to unaudited condensed consolidated financial statements.
\

Planet Labs PBC
Notes to Unaudited Condensed Consolidated Financial Statements

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

(2)Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying interim condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Operating results for the three months ended April 30, 2022 are not necessarily indicative of the results expected for the fiscal year ending January 31, 2023 or any other future period.
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of Planet Labs PBC and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year end is January 31.
Certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “2022 Form 10-K”).
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

The consolidated assets, liabilities and results of operations prior to the Business Combination are those of Former Planet. The shares and corresponding capital amounts and losses per share, prior to the Business Combination, have been retroactively restated based on shares reflecting the exchange ratio of approximately 1.53184 (the “Exchange Ratio”) established in the Business Combination. See Note 3, Business Combination, for additional details.
Liquidity
Since its inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to incur additional operating losses and negative cash flows from operations as it seeks to expand its business. As of April 30, 2022 and January 31, 2022, the Company had $484.5 million and $490.8 million of cash and cash equivalents, respectively.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates and assumptions that affect the Company’s unaudited condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment, capitalized internal-use software and intangible assets, allowance for credit losses, estimates related to revenue recognition, including the assessment of performance obligations within a contract and the determination of standalone selling price (“SSP”) for each performance obligation, the fair value of common stock and other assumptions used to measure stock-based compensation, the fair value of convertible notes and warrants, the fair value of assets acquired, and liabilities assumed from business combinations, the impairment of long-lived assets and goodwill, the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions, and contingencies.
These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, due to the inherent uncertainties in making estimates, actual results could differ from those estimates and such differences may be material to the unaudited condensed consolidated financial statements.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash and cash equivalents are deposited in checking and money market accounts with financial institutions in the U.S. and checking accounts with financial institutions in Canada, Germany, the Netherlands and Singapore that management believes are of high credit quality. The Company generally does not require collateral to support the obligations of the counterparties and deposits at banks may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits of cash and cash equivalents. The maximum amount of loss at April 30, 2022 that the Company would incur if parties to cash and money market funds failed completely to perform according to the terms of the contracts is $483.6 million.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. As of April 30, 2022, one customer accounted for 35% of accounts receivable. As of January 31, 2022, four customers accounted for 23%, 14%, 12% and 10% of accounts receivable, respectively.

For the three months ended April 30, 2022, two customers accounted for 11% and 10% of revenue.
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
Significant Accounting Policies
The Company’s significant accounting policies are included in Note 2 of its Consolidated Financial Statements included in the 2022 Form 10-K. The following section provides information about accounting pronouncements adopted during the three months ended April 30, 2022.
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes the guidance in former ASC 840, Leases. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use (“ROU”) asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less may be accounted for similar to existing guidance for operating leases under Topic 840.
The Company adopted Topic 842 effective February 1, 2022 and applied the new guidance prospectively utilizing the modified retrospective approach. Comparative periods prior to the effective date were not adjusted and continue to be reported in accordance with the previous lease guidance under Topic 840.
The Company elected to utilize the package of practical expedients for transition which permitted the Company to not reassess its prior conclusions regarding whether a contract is or contains a lease, lease classification and initial direct costs.
Upon adoption, the Company recognized ROU assets and lease liabilities for operating leases of $8.4 million and $11.4 million, respectively. The difference between the ROU assets and lease liabilities resulted from deferred rent liability balances that were reclassified to ROU assets upon adoption. The Company currently has no finance leases.

The adoption of Topic 842 did not result in a cumulative effect adjustment to accumulated deficit, did not impact the Company’s previously reported financial results and did not impact the Company’s condensed consolidated statements of operations and comprehensive loss. Additionally, the adoption of Topic 842 had no impact on cash provided by or used in operating, investing or financing activities on the Company’s condensed consolidated statements of cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial instruments, Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for most financial assets, including trade receivables, and other instruments that are not measured at fair value through net income. The Company adopted the new guidance effective February 1, 2022 utilizing the modified retrospective transition method and recorded a $0.3 million adjustment to the beginning accumulated deficit balance to reflect the cumulative effect of the accounting change. The adoption of the new guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
The Company’s accounts receivable include amounts billed and billable to customers as of the end of the applicable period and do not bear interest. Accounts receivable are stated net of an estimated allowance for credit losses. Effective February 1, 2022, the allowance is assessed by applying a historical loss-rate methodology in accordance with Topic 326, adjusted as necessary based on the Company's review of accounts receivable, specifically reviewing factors including the age of the balances, customer payment history, creditworthiness, and other factors. The Company also considers market conditions and current and expected future economic conditions to inform adjustments to historical loss data. If it is deemed certain that an amount is uncollectible, the amount is written-off.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, a new accounting standard update to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted ASU 2017-04 effective February 1, 2022 which did not impact the Company’s condensed consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 effective February 1, 2022 which did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

(3)Business Combination
As discussed in Note 1, the Company completed the Business Combination on December 7, 2021, pursuant to the Merger Agreement. Upon the consummation of the Business Combination, the following events contemplated by the Merger Agreement occurred, based on Former Planet’s capitalization as of December 7, 2021:
•all Former Planet convertible preferred stock converted into shares of Former Planet Class A common stock and all Former Planet convertible preferred stock warrants became warrants for Former Planet Class A common stock (see Note 9);
•the Venture Tranche B loans and the 2020 Convertible Notes converted into shares of Former Planet Class A common stock;
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
•all granted and outstanding unvested Former Planet restricted stock units were converted into Planet restricted units for shares of Planet’s Class A common stock with the same terms and vesting conditions except for the number of shares, which was adjusted by the Exchange Ratio; and
•Former Planet Class A common stock warrants that remained outstanding subsequent to the closing of the Business Combination were converted into warrants for Planet’s Class A common stock with the same terms except for the number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio
Pursuant to the Merger Agreement, Former Planet equity holders, including Former Planet equity award holders, will have the right to receive up to an additional 27,000,000 shares in earnout consideration (the “Earn-out Shares”), of which up to 24,600,000 shares may be issued as shares of Class A common stock and up to 2,400,000 may be issued to William Marshall and Robert Schingler, Jr. (the “Planet Founders”) as shares of Class B common stock. The Earn-out Shares may be earned in four equal tranches (i) when the closing price of Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) when the Company consummates a change of control transaction prior to December 7, 2026 that entitles its stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00. Any right to Earn-out Shares that remains unvested on the first business day after five years from the closing of the Business Combination will be forfeited without any further consideration.

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

(4)Revenue
Deferred Revenue
During the three months ended April 30, 2022 and 2021, the Company recognized revenue of $22.6 million and $21.3 million, respectively, that had been included in deferred revenue as of January 31, 2022 and January 31, 2021, respectively.

Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $152.4 million as of April 30, 2022, which consists of both deferred revenue of $60.7 million and non-cancelable contracted revenue that will be invoiced in future periods of $91.7 million. The Company expects to recognize approximately 71% of the remaining performance obligation over the next 12 months, approximately 93% of the remaining obligation over the next 24 months, and the remainder thereafter.

Disaggregation of Revenue
The following table disaggregates revenue by major geographic region:

	Three Months Ended April 30,
(in thousands)	2022	2021
United States	$18,752	$13,170
Norway	1,785	6,736
Canada	3,976	2,266
Rest of World	15,614	9,785
Total revenue	$40,127	$31,957
No single country in the Rest of World accounted for more than 10% of revenue for the three months ended April 30, 2022 and April 30, 2021.

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
During the three months ended April 30, 2022 and 2021, the Company deferred $0.5 million and $0.3 million of commission expenditures to be amortized in future periods, respectively. The Company’s amortization of commission expenditures was $0.3 million for both the three month periods ended April 30, 2022 and 2021. As of April 30, 2022 and January 31, 2022, deferred commissions consisted of the following:

(in thousands)	April 30, 2022	January 31, 2022
Deferred commission, current	$1,412	$1,375
Deferred commission, non-current	1,170	1,083
Total deferred commission	$2,582	$2,458
The current portion of deferred commissions are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The non-current portion of deferred commissions are included in other non-current assets on the condensed consolidated balance sheets.

(5)Fair Value of Financial Assets and Liabilities
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of April 30, 2022 and January 31, 2022 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

	April 30, 2022
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents: money market funds	$96,850	$—	$—
Restricted cash: money market funds	5,875	—	—
Total assets	$102,725	$—	$—
Liabilities
Public Warrants	8,556	—	—
Private Placement Warrants	—	—	11,392
Total liabilities	$8,556	$—	$11,392

	January 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents: money market funds	$470,066	$—	$—
Restricted cash: money market funds	5,875	—	—
Total assets	$475,941	$—	$—
Liabilities
Public Warrants	10,764	—	—
Private Placement Warrants	—	—	12,460
Total liabilities	$10,764	$—	$12,460
The fair value of cash held in banks and accrued liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the table above.
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds for the three months ended April 30, 2022 and 2021.
The Public Warrants are classified within Level 1 as they are publicly traded and have an observable market price in an active market.
Level 3 Disclosures
The following is a rollforward of Level 3 liabilities measured at fair value for the three months ended April 30, 2022 and 2021:

(in thousands)	Private Placement Warrants	Convertible Notes	Preferred Stock Warrant Liability
Fair value at end of year, January 31, 2021	$—	$101,212	$11,359
Change in fair value	—	4,691	3,335
Fair value at April 30, 2021	$—	$105,903	$14,694

Fair value at end of year, January 31, 2022	$12,460	$—	$—
Change in fair value	(1,068)	—	—
Fair value at April 30, 2022	$11,392	$—	$—

Private Placement Warrants
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility inputs utilized for the fair value measurements of the Private Placement Warrants as of April 30, 2022 and January 31, 2022 were 70.0% and 60.0%, respectively.

Convertible Notes
In connection with the Business Combination, the convertible notes converted into shares of Class A common stock. The Company measured the fair value of the convertible notes upon conversion based on the closing price of the Company’s Class A common stock on the date of the Business Combination and the number of Class A common stock shares into which the notes converted.
As of April 30, 2021, the Company measured its convertible notes at fair value based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy. The fair value of the convertible notes as of April 30, 2021 was estimated using a probability- weighted hybrid method combining (i) an option pricing model, and (ii) a discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the estimated time to liquidation, volatility, discount yield and risk-free interest rates.
The following table provides quantitative information associated with the fair value measurement of the convertible notes as of April 30, 2021:

	Fair Value as of April 30, 2021	Valuation Technique	Unobservable Input Description	Input
	(in thousands)
Convertible Notes	$105,903	Probability-weighted	Estimated time to liquidation	0.43 years
			Volatility	35.0%
			Discount Yield	14.0%
			Risk-free interest rate	0.1%
Preferred stock warrant liability
In connection with the Business Combination, all preferred stock warrants converted into warrants for Class A common stock. A portion of such Class A common stock warrants were exercised upon the closing of the Business Combination. The Class A common stock warrants that remained outstanding were measured at fair value and classified within stockholders’ equity on the date of the Business Combination.
As of April 30, 2021, the Company measured its liabilities for the preferred stock warrants at fair value based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy. The fair value of the preferred stock warrant liabilities as of April 30, 2021 was estimated using an option pricing model. The significant unobservable inputs used in the fair value measurement of the Company’s preferred stock warrant liabilities are volatility, term and discount for lack of marketability.
The following table provides quantitative information associated with the fair value measurement of the preferred stock warrant liability as of April 30, 2021:

	Fair Value as of April 30, 2021	Valuation Technique	Unobservable Input Description	Input
	(in thousands)
Preferred Stock Warrant Liability	$14,694	Option Pricing Method	Term	0.43 - 1.5 years
			Volatility	60%
			Discount for lack of marketability	9% - 16%

Other
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of April 30, 2022 and January 31, 2022, there were no material non-financial assets recorded at fair value.

(6)Leases
The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of April 30, 2022, the Company has no finance leases.
The Company’s lease agreements do not contain residual value guarantees or material restrictive covenants.
Certain of the Company’s leases include escalation clauses, options to renew and options for early termination. The Company utilizes the base, non-cancelable period as the lease term when initially recognizing right-of-use assets and lease liabilities, unless it is reasonably certain that a renewal or termination option will be exercised.
Leases with an initial term of 12 months or less are not recorded on the Company’s condensed consolidated balance sheet and expense for these leases are recognized on a straight-line basis over the lease term.
The Company does not separate lease and non-lease components for its operating leases.
Operating lease costs were $1.5 million for the three months ended April 30, 2022. Variable lease expenses, short-term lease expenses and sublease income were immaterial for the three months ended April 30, 2022.
Operating cash flows from operating leases were $2.0 million for the three months ended April 30, 2022.

Maturities of operating lease liabilities as of April 30, 2022 were as follows:

(in thousands)
Remainder of Fiscal Year 2023	$5,896
2024	2,576
2025	737
2026	514
2027	12
Thereafter	8
Total lease payments	$9,743
Less: Imputed interest	(284)
Total lease liabilities	$9,459
Weighted average remaining lease term (years)	1.70
Weighted average discount rate	3.6%

As the rate implicit in the lease is generally not readily determinable for the Company’s operating leases, the discount rates used to determine the present value of the Company’s lease liabilities are based on the Company’s incremental borrowing rate at the lease commencement date and commensurate with the remaining lease term. The incremental borrowing rate for a lease is the rate of interest the Company would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. To determine the incremental borrowing rate, the Company references market yield curves which are risk-adjusted to approximate a collateralized rate.

The Company does not have any significant leases that have not yet commenced but that create significant rights and obligations for the Company.

In accordance with ASC Topic 840, rent expense for the three months ended April 30, 2021 was $0.8 million, net of sublease income of $0.1 million.

(7)Balance Sheet Components
Cash and Cash Equivalents and Restricted cash
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash balances of $6.0 million and $6.1 million as of April 30, 2022 and January 31, 2022, respectively. The restricted cash balances as of both April 30, 2022 and January 31, 2022 primarily consisted of $4.2 million of collateral money market accounts for the Company’s headquarters and other domestic office operating leases and $1.6 million of performance guarantees required for the Company’s foreign sales activities.
A reconciliation of the Company’s cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows as of April 30, 2022 and January 31, 2022 is as follows:

(in thousands)	April 30, 2022	January 31, 2022
Cash and cash equivalents	$484,489	$490,762
Restricted cash, current	389	309
Restricted cash, non-current	5,653	5,743
Total cash, cash equivalents and restricted cash	$490,531	$496,814
Restricted cash of $0.4 million and $0.3 million is included in prepaid expenses and other current assets as of April 30, 2022 and January 31, 2022, respectively.

Property and Equipment, Net
Property and equipment, net consists of the following:

(in thousands)	April 30, 2022	January 31, 2022
Satellites*	$311,374	$310,861
Leasehold improvements	15,448	15,448
Ground stations and ground station equipment	12,697	12,685
Office furniture, equipment and fixtures	5,381	5,335
Computer equipment and purchased software	8,176	8,197
Total property and equipment, gross	353,076	352,526
Less: Accumulated depreciation	(227,747)	(219,246)
Total property and equipment, net	$125,329	$133,280

*	Satellites include $6.7 million and $13.7 million of satellites in process and not placed into service as of April 30, 2022 and January 31, 2022, respectively.
Interest expense associated with manufactured satellites was not material for the three months ended April 30, 2022 and 2021.

The Company’s long-lived assets by geographic region are as follows:

(in thousands)	April 30, 2022	January 31, 2022
United States	$122,428	$130,230
Rest of World	2,901	3,050
Total property and equipment, net	$125,329	$133,280

The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of April 30, 2022 and January 31, 2022.
Total depreciation expense for the three months ended April 30, 2022 and 2021 was $10.4 million and $9.5 million, respectively, of which $8.9 million and $8.2 million, respectively, was depreciation expense specific to satellites.
Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

(in thousands)	April 30, 2022	January 31, 2022
Capitalized internal-use software	$37,322	$36,453
Less: Accumulated amortization	(26,217)	(25,685)
Capitalized internal-use software, net	$11,105	$10,768
Interest expense associated with capitalized internal-use software costs was not material for the three months ended April 30, 2022 and 2021.
Amortization expense for capitalized internal-use software for the three months ended April 30, 2022 and 2021 was $0.5 million and $1.6 million, respectively.
Goodwill and Intangible Assets
Goodwill and Intangible assets consist of the following:

	April 30, 2022				January 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$16,557	$(7,948)	$(9)	$8,600	$16,557	$(7,583)	$(9)	$8,965
Image library	12,145	(10,674)	123	1,594	12,028	(10,610)	104	1,522
Customer relationships	3,951	(2,313)	7	1,645	3,951	(2,161)	8	1,798
Trade names and other	4,551	(2,825)	39	1,765	4,551	(2,678)	39	1,912
Total intangible assets	$37,204	$(23,760)	$160	$13,604	$37,087	$(23,032)	$142	$14,197
Goodwill	$101,413	$—	$1,806	$103,219	$101,413	$—	$1,806	$103,219
Amortization expense for the three months ended April 30, 2022 and 2021 was $0.7 million and $0.4 million, respectively.
Estimated future amortization expense of intangible assets at April 30, 2022, is as follows:

(in thousands)
Remainder of Fiscal Year 2023	$2,138
2024	2,851
2025	1,936
2026	1,441
2027	1,108
Thereafter	4,130
$13,604

Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

(in thousands)	April 30, 2022	January 31, 2022
Deferred R&D service liability (1)	$21,115	$21,878
Payroll and related expenses	4,578	6,007
Deferred hosting costs	4,148	3,967
Deferred rent	—	2,193
Withholding taxes and other taxes payable	4,044	3,731
Other accruals	9,299	11,047
Total accrued and other current liabilities	$43,184	$48,823

(1)
In December 2020, the Company entered into a development services agreement, whereby the Company agreed to provide the technical knowledge and services to design and develop certain prototype satellites and deliver and test early data collected (the “R&D Services Agreement”). The R&D Services Agreement is unrelated to the Company’s ordinary business activities and originally provided for a fee of $40.2 million, to be paid to the Company as specified milestones are achieved over a three year period. In November 2021, the R&D Services Agreement was amended to increase the fee to $45.2 million. The Company has discretion in managing the activities under the R&D Services Agreement and retains all developed intellectual property. The Company has no obligation to repay any of the funds received regardless of the outcome of the development work; therefore, the arrangement is accounted for as funded research and development pursuant to ASC 730-20, Research and Development. As ASC 730-20 does not indicate the accounting model for research and development services, the Company determined the total transaction price is taken over the agreement term as a reduction of research and development expenses based on a cost incurred method. During the three months ended April 30, 2022, the Company recognized $2.8 million of fees and incurred $2.8 million of research and development expenses in connection with the R&D Services Agreement. The activity for the three months ended April 30, 2021 was immaterial. As of April 30, 2022 and January 31, 2022 , the Company had received a total of $28.7 million and $26.7 million, respectively, under the R&D Services Agreement.

(8)Commitments and Contingencies
Launch Services
The Company has purchase commitments for future satellite launch services to be performed by third- parties subsequent to April 30, 2022. Future purchase commitments under noncancelable launch service contracts as of April 30, 2022 are as follows:

(in thousands)
Remainder of Fiscal Year 2023	$800
2024	1,025
Thereafter	—
Total purchase commitments	$1,825

Other
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 11). Future minimum purchase commitments under the noncancelable hosting service agreement with Google as of April 30, 2022 is as follows:

(in thousands)
Remainder of Fiscal Year 2023	$18,595
2024	28,050
2025	30,120
2026	31,190
2027	32,725
Thereafter	33,427
Total purchase commitments	$174,107
Contingencies
The Company is not a party to any material legal proceedings and is not aware of any pending or threatened claims, individually or in the aggregate, that are expected to have a material adverse impact on its condensed consolidated financial statements as of each reporting period. From time to time however, the Company may have certain contingent liabilities that arise in the ordinary course of business activities including those arising from disputes and claims and events arising from revenue contracts entered into by the Company. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
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

(9)Debt, Convertible Notes, and Warrants
The terms of the Company's debt, convertible notes and warrants are described in Note 9, Debt, Convertible Notes, and Warrants, in the Notes to the Consolidated Financial Statements in the 2022 Form 10-K.
Venture Loan Amendment
On June 21, 2019, the Company amended the 2017 loan agreements with Venture Lending & Leasing, Inc. (“Venture”), an affiliate of Western Technology Investment (the “Amendment”). Following the Amendment, Tranche B, consisting of two separate subordinated contract liability instruments of $4.3 million each, remained outstanding for which the Company elected to apply the fair value option. The Tranche B loans were classified as a current liability and were measured at a fair value of $10.9 million at issuance. Changes in fair value were subsequently recognized in the condensed consolidated statements of operations and comprehensive loss.
In July 2021, the Company amended certain terms of its Venture Tranche B loans and certain terms of the warrants issued to Venture.

In connection with the Business Combination (see Note 3), the Venture Tranche B loans converted into 754,378 shares of the Company’s Class A common stock, and there were no loan amounts outstanding as of April 30, 2022 or January 31, 2022.
SVB & Hercules Loan
On June 21, 2019, the Company entered into a Credit Agreement with Silicon Valley Bank (“SVB”) and Hercules Capital, Inc. (“Hercules”) for a $50 million secured loan with an interest rate of 11.0% per annum (the prime rate plus 5.5%, minimum of 11%). The loan was scheduled to mature in June 2022. On June 5, 2020, the Company obtained an additional $15 million secured loan from SVB and Hercules. The loan bore an interest rate of 11.0% per annum and was scheduled to mature on June 21, 2022, or 91 days prior to the maturity date of the 2020 Convertible Notes, described below, if the outstanding 2020 Convertible Notes had not been converted into equity securities.
In connection with the loans, the Company issued warrants to the lenders and their affiliates for the purchase of 1,433,956 shares of the Company’s Class A common stock, consisting of 1,049,801 with an exercise price of $0.00001 per share which expire in June 2029, and 384,155 which expire in June 2030.
The Company incurred total loan fees of $0.9 million associated with its entry into the agreements and accrued $1.5 million of final loan fees payable upon maturity of the 2019 Credit Agreement. The proceeds of debt issuances were allocated between debt and the warrants based on their relative fair values. The difference between debt proceeds and the amount of those proceeds allocated to debt gave rise to total debt discounts of $5.8 million. The discount amount due to the warrant of $5.8 million along with the total loan fees of $2.4 million was being amortized as interest expense through maturity using the effective interest method.
In connection with the Business Combination (see Note 3), the outstanding principal, accrued interest and repayment fees of $67.1 million relating to the Credit Agreement with SVB and Hercules was repaid. Therefore, there were no loan amounts outstanding as of April 30, 2022 or January 31, 2022.

2020 Convertible Notes
During the fiscal year ended January 31, 2021, the Company entered into a Convertible Note and Warrant Purchase Agreement with certain investors, pursuant to which it issued convertible promissory notes (the “2020 Convertible Notes”). The 2020 Convertible Notes bore interest at a rate of 6.0% per annum, which compounded quarterly and were scheduled to mature on June 22, 2022. The principal amount of 2020 Convertible Notes issued was $71.1 million in aggregate. The Company issued warrants for the purchase of Series D convertible preferred stock, equal to 20% of the original principal amount of the notes, with an exercise price of $9.3844. The warrants expire on the tenth anniversary of the date of issuance. The number of shares of Series D convertible preferred stock issuable under the warrants is 1,515,799 in aggregate. The Company elected to apply the fair value option to the outstanding 2020 Convertible Notes. As such, the 2020 Convertible Notes were recognized at fair value with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss.
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
In connection with the Business Combination (see Note 3), the 2020 Convertible Notes converted into 9,824,143 shares of the Company’s Class A Common Stock, therefore there were no 2020 Convertible Notes outstanding as of April 30, 2022 or January 31, 2022.
In connection with the Business Combination (see Note 3), 450,205 of the Series D convertible preferred stock warrants discussed above converted into warrants for Class A common stock and were exercised on a cashless basis, resulting in the issuance of 27,713 shares of Class A common stock. The remaining 1,065,594 Series D convertible preferred stock warrants that were not exercised converted into warrants for Class A common stock shares and remained outstanding and exercisable as of April 30, 2022 and January 31, 2022. As of April 30, 2022, the outstanding warrants have a weighted average remaining term of 7.9 years.
The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs, the amortization of debt discounts and loss (gain) on extinguishment of debt:

	Three Months Ended April 30,
(in thousands)	2022	2021
Contractual interest coupon	$—	$1,768
Amortization of debt issuance costs	—	221
Amortization of debt discounts	—	538
Total interest expense and extinguishment (gain) loss	$—	$2,527

(10)Public and Private Placement Warrants
In connection with dMY IV’s initial public offering, which occurred on March 9, 2021, dMY IV issued 34,500,000 units, each unit consisting of one share of Class A common stock of dMY IV and one-fifth of one redeemable warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share, subject to adjustment (the “Public Warrants”). Simultaneously with the closing of its initial public offering, dMY IV completed the private sale of 5,933,333 warrants to dMY Sponsor IV, LLC (the “dMY Sponsor”) at a purchase price of $1.50 per warrant (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable for one share of Class A common stock at $11.50 per share.
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
As of April 30, 2022 and January 31, 2022, there were 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.

(11)Related Party Transactions
As of April 30, 2022 and January 31, 2022, Google owned greater than 10% of the Company’s common shares through its total investment of 31,942,641 shares of Class A common stock.
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
In April 2017, the Company and Google entered into a five year content license agreement pursuant to which the Company licenses imagery content to Google. In April 2022, the agreement automatically renewed for a period of one-year. The agreement will terminate in April 2023, unless it is extended for up to one year if the delivery obligations are not met by the company, or it is otherwise renewed at Google’s discretion for an additional year, in each case in accordance with its terms. Additionally, Google may terminate the agreement prior to April 2023 once the Company’s outstanding delivery obligations are completed. As of April 30, 2022 and January 31, 2022, the deferred revenue balance associated with the content license agreement was $9.2 million and $12.2 million, respectively. For the three months ended April 30, 2022 and 2021, the Company recognized revenue of $3.0 million and $3.1 million, respectively, related to the content license agreement.
In addition, the Company purchases hosting and other services from Google, of which $16.3 million and $16.1 million is deferred as of April 30, 2022 and January 31, 2022, respectively. The Company recorded hosting expense of $5.5 million and $3.2 million during the three months ended April 30, 2022 and 2021, respectively. As of April 30, 2022 and January 31, 2022, the Company’s accounts payable and accrued liabilities balance included $1.9 million and $2.0 million related to hosting and other services provided by Google, respectively
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increases the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 8 for future Google hosting purchase commitments, including the amended commitments, as of April 30, 2022.

(12)Stock-based Compensation
Prior to the Business Combination, the Company issued equity awards under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (previously named the Cosmogia Inc. 2011 Stock Incentive Plan) (the “Legacy Incentive Plans”). In connection with the Business Combination, the Company adopted the Planet Labs PBC 2021 Incentive Award Plan (the “Incentive Plan”). No further awards will be granted under the Legacy Incentive Plans. Directors, employees and consultants are eligible to receive awards under the Incentive Plan; however, ISOs may only be granted to employees. The Company's plans are described in Note 13, Stock-based Compensation, in the Notes to the Consolidated Financial Statements in the 2022 Form 10-K.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Three Months Ended April 30,
(in thousands)	2022	2021
Cost of revenue	$1,319	$234
Research and development	8,666	1,197
Sales and marketing	3,637	636
General and administrative	6,637	1,176
Total expense	20,259	3,243
Capitalized to internal-use software development costs and property and equipment	(437)	(141)
Total stock-based compensation expense	$19,822	$3,102
Stock Options
A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2022	41,907,551	$4.63	6.71
Exercised	(2,834,653)	$1.75
Forfeited	(148,302)	$4.97
Balances at April 30, 2022	38,924,596	$4.84	6.80	$47,513
Vested and exercisable at April 30, 2022	24,776,770	$3.55	5.76	$41,675
As of April 30, 2022, total unrecognized compensation cost related to stock options was $45.4 million which is expected to be recognized over a period of 2.7 years.

Restricted Stock Units
A summary of Restricted Stock Unit (“RSU”) activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2022	5,439,736	$9.42
Vested	(215,178)	$7.78
Granted	8,893,242	$4.53
Forfeited	(168,223)	$7.10
Balances at April 30, 2022	13,949,577	$6.35

During the three months ended April 30, 2022, the Company granted 8,893,242 RSUs, which generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.
Stock-based compensation expense recognized for RSUs during the three months ended April 30, 2022 was $8.5 million. As of April 30, 2022, total unrecognized compensation cost related to RSUs was $67.7 million. These costs are expected to be recognized over a period of approximately 3.0 years.
RSUs granted in periods prior to the Business Combination were subject to both time-based service and liquidity event vesting requirements. The liquidity event requirement was met upon the closing of the Business Combination on December 7, 2021. As such, on December 7, 2021, the Company commenced recognition of stock-based compensation expense for RSUs granted in periods prior to the Business Combination and there was no expense recognized during the three months ended April 30, 2021.

Early Exercises of Stock Options

The Legacy Incentive Plans provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. As of April 30, 2022, the Company had a $15.2 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 1,562,476.

Earn-out Shares
Pursuant to the Merger Agreement for the Business Combination, Former Planet equity award holders have the right to receive Earn-out Shares that are contingently issuable in shares of Class A common stock. The Earn-out Shares may be earned in four equal tranches (i) when the closing price of Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) when the Company consummates a change of control transaction prior to December 7, 2026 that entitles its stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00.
No Earn-out Shares vested during the three months ended April 30, 2022. As of April 30, 2022, there were 4,713,267 Earn-out Shares outstanding relating to Former Planet equity award holders.
During the three months ended April 30, 2022, the Company recognized $7.1 million of stock-based compensation expense related to the Earn-out Shares. As of April 30, 2022, total unrecognized compensation cost related to the Earn-out Shares was $26.9 million. These costs are expected to be recognized over a period of approximately 1.5 years.

(13) Income Taxes
The Company recorded income tax expense of $0.3 million for both the three months ended April 30, 2022 and 2021. For the three months ended April 30, 2022 and 2021, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three months ended April 30, 2022 and 2021 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of the Company’s U.S. and foreign deferred tax assets and foreign rate differences.

Under the Tax Cuts and Jobs Act of 2017, qualified research expenses incurred after 2021 are no longer immediately deductible and must be amortized over 5 years for tax purposes. The Company does not expect this provision to have a material impact on the Company’s financial statements.

The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. Gross unrecognized tax benefits were $6.0 million and $5.7 million as of April 30, 2022 and January 31, 2022, respectively. The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate due to the valuation allowance against the deferred tax assets. The Company determined that no accrual for interest and penalties was required as of April 30, 2022 and January 31, 2022 and no such expenses were incurred in the periods presented.

The Company does not anticipate the total amounts of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company files U.S. federal, various state and foreign income tax returns. The Company is not currently under audit by any taxing authorities. All tax years remain open to examination by taxing jurisdictions to which the Company is subject.

(14)Net Loss Per Share Attributable to Common Stockholders
Net loss per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization.
The Company computes net loss per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (amounts in thousands, except share and per share amounts):

	Three Months Ended April 30,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(44,360)	$(29,255)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	264,088,997	45,722,408
Basic and diluted net loss per share attributable to common stockholders	$(0.17)	$(0.64)
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
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,
	2022	2021
Convertible Preferred Stock	—	131,252,627
Convertible notes	—	7,366,839
Warrants to purchase Series B Convertible Preferred Stock	—	761,340
Warrants to purchase Series D Convertible Preferred Stock	—	2,261,713
Warrants to purchase Class A common stock	1,065,594	—
Common stock options	38,924,582	39,494,957
Restricted Stock Units	13,949,577	1,573,622
Earn-out Shares	26,172,277	—
dMY Sponsor Earn-out Shares	862,500	—
Public Warrants	6,899,982	—
Private Placement Warrants	5,933,333	—
Early exercised common stock options, subject to future vesting	1,562,476	—
Shares issued in connection with acquisition, subject to future vesting	475,467	—
	95,845,788	182,711,098

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PLANET
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Planet Labs PBC. The MD&A is provided as a supplement and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Part I, Item 1), as well as our audited annual consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “2022 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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

We currently serve over 800 customers across large commercial and government verticals, including agriculture, mapping, forestry, finance and insurance, as well as federal, state, and local government bodies. Our products serve a variety of diverse customer needs. For example, our products help farmers make decisions that result in significant increases in their harvests, while using fewer resources, by timely alerting them to changes happening within their fields. Governments use our data to help deliver public services more effectively in disaster response. Mapping companies use our data to keep online maps up to date. Also, journalists and human rights organizations use our data to uncover and report the truth about events in hard-to-reach places.

Our proprietary data set and analytics are delivered pursuant to subscription and usage-based data licensing agreements and are accessed by our customers through our online platform and subscription APIs. We believe our efficient cost structure, one-to-many business model and differentiated data set have enabled us to grow our customer base across multiple vertical markets. As of April 30, 2022, our EoP Customer Count was 826 customers, which represented a 23% year-over-year growth when compared to April 30, 2021. Our EoP Customer Count has grown quarter-over-quarter for every quarter in the prior two years. For a definition of EoP Customer Count see the section titled “Key Operational and Business Metrics.” Over 90% of our customers sign annual or multiyear contracts, with an average contract length of approximately two years, weighted on an annual contract value basis.

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
Factors Affecting the Results of Operations
We believe that our financial condition and result of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K.
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

	Three Months Ended April 30,
	2022	2021
Net Dollar Retention Rate	104.6%	93.2%
Net Dollar Retention Rate including Winbacks	105.0%	94.7%
EoP Customer Count	826	669
% Recurring	92.0%	93.0%
Capital Expenditures as Percentage of Revenue	8.7%	8.2%

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
Net Dollar Retention Rate
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate increased to 104.6% for the three months ended April 30, 2022, as compared to 93.2% for the three months ended April 30, 2021, primarily due to higher renewal value of a large government contract and the expansion of a large agricultural customer in the three months ended April 2022.

Net Dollar Retention Rate including Winbacks
We report on two metrics for net dollar retention—net retention excluding winbacks and including winbacks. A winback is a previously existing customer who was inactive at the start of the current fiscal year, but has reactivated during the current fiscal year. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks increased to 105.0% for the three months ended April 30, 2022, as compared to 94.7% for the three months ended April 30, 2021, primarily due to higher renewal value of a large government contract and the expansion of a large agricultural customer in the three months ended April 2022.
EoP Customer Count
We define EoP Customer Count as the total count of all existing customers at the end of the period. We define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count increased to 826 as of April 30, 2022, as compared to 669 as of April 30, 2021. The increase was primarily attributable to the increased demand for our data as well as the acquisition of VanderSat in December 2021.
Percent of Recurring ACV
Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts divided by the total dollar value of all contracts in our ACV Book of Business at a specific point in time. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV decreased to 92% for the three months ended April 30, 2022, as compared to 93% for the three months ended April 30, 2021.
Capital Expenditures as a Percentage of Revenue
We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue increased to 8.7% for the three months ended April 30, 2022, as compared to 8.2% for the three months ended April 30, 2021. The increase was primarily attributable to an increase in capitalized labor and a slight increase in capital expenditures related to medium resolution satellites.
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

Interest Expense
Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt issuance costs for our loans. Our debt as of April 30, 2021 included loans with Venture Lending & Leasing, Inc. (“Venture”), an affiliate of Western Technology Investment and our Credit Agreement with Silicon Valley Bank (“SVB”) and Hercules Capital, Inc. (“Hercules”). We repaid our debt in connection with the Business Combination and we had no debt outstanding as of April 30, 2022.
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
Other Income (Expenses), net
Other income (expenses), net, primarily consists of interest income earned and net gains or losses on foreign currency.
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

Results of Operations
Three months ended April 30, 2022 compared to three months ended April 30, 2021
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Three Months Ended April 30,		$	%
(in thousands, except percentages)	2022	2021	Change	Change
Revenue	$40,127	$31,957	$8,170	26%
Cost of revenue	23,628	19,126	4,502	24%
Gross profit	16,499	12,831	3,668	29%
Operating expenses
Research and development	24,750	12,130	12,620	104%
Sales and marketing	18,855	10,653	8,202	77%
General and administrative	20,608	8,315	12,293	148%
Total operating expenses	64,213	31,098	33,115	106%
Loss from operations	(47,714)	(18,267)	(29,447)	161%
Interest expense	—	(2,527)	2,527	(100)%
Change in fair value of convertible notes and warrant liabilities	3,276	(8,026)	11,302	(141)%
Other income (expense), net	392	(177)	569	(321)%
Total other income (expense), net	3,668	(10,730)	14,398	(134)%
Loss before provision for income taxes	(44,046)	(28,997)	(15,049)	52%
Provision for income taxes	314	258	56	22%
Net loss	$(44,360)	$(29,255)	$(15,105)	52%

Revenue
Revenue increased $8.2 million, or 26%, to $40.1 million for the three months ended April 30, 2022 from $32.0 million for the three months ended April 30, 2021. The increase was primarily due to net expansion of existing customer contracts of $5.8 million and an increase in total customers worldwide of $7.8 million. EoP Customer Count increased approximately 23% to 826 as of April 30, 2022 from 669 as of April 30, 2021. The increase in total customers and the associated revenue from those customers was largely due to our investment in expanding our sales and marketing teams. The increases described above were partially offset by $4.9 million recognition of one time revenue in the prior year period related to download of archive imagery and $0.5 million related to discontinuation of services to a government customer that ceased to exist beginning in August 2021.
Cost of Revenue
Cost of revenue increased $4.5 million, or 24%, to $23.6 million for the three months ended April 30, 2022, from $19.1 million for the three months ended April 30, 2021. The increase was primarily due to a $2.7 million increase in employee related costs, partially due to increased headcount and a $1.1 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination. The increase was also partially due to a $1.6 million increase in hosting costs associated with an increase in archive data and growth in our customer base and a $0.4 million increase in amortization expense related to acquired intangible assets.
Research and Development
Research and development expenses increased $12.6 million, or 104%, to $24.8 million for the three months ended April 30, 2022, from $12.1 million for the three months ended April 30, 2021. The increase was primarily due to an increase of $10.8 million in employee related expenses, partially due to increased headcount and a $7.2 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination.

Sales and Marketing
Sales and marketing expenses increased $8.2 million, or 77%, to $18.9 million, for the three months ended April 30, 2022, from $10.7 million for the three months ended April 30, 2021. The increase was primarily due to an increase of $6.2 million in employee related expenses associated with our sales and marketing teams, partially due to increased headcount and a $3.0 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination. Also contributing to the increase was a $1.5 million increase in travel and entertainment expenses driven by increased travel and events.
General and Administrative
General and administrative expenses increased $12.3 million, or 148%, to $20.6 million for the three months ended April 30, 2022, from $8.3 million for the three months ended April 30, 2021. The increase was partially due to an increase of $8.1 million in employee related expenses, partially due to increased headcount and a $5.5 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination. The increase was also partially due to an increase of finance and accounting costs of $1.8 million, primarily due to accounting and consultant fees, and an increase of $1.2 million in directors’ and officers’ insurance.
Interest Expense
No interest expense was recognized during the three months ended April 30, 2022 because we had no debt outstanding during such period.
Interest expense for the three months ended April 30, 2021 was related to our credit agreement with SVB and Hercules which we repaid upon completion of the Business Combination.

Change in fair value of convertible notes and warrant liabilities
The change in fair value of convertible notes and warrant liabilities increased $11.3 million to a gain of $3.3 million for the three months ended April 30, 2022, from a loss of $8.0 million for the three months ended April 30, 2021.
The change in fair value of convertible notes and warrant liabilities during the three months ended April 30, 2022 reflects a $3.3 million gain due to the revaluation of the liability classified public and private placement warrants that were assumed in connection with the Business Combination.
The change in fair value of convertible notes and warrant liabilities during the three months ended April 30, 2021 reflects a $4.2 million loss due to the revaluation of the 2020 convertible promissory notes, a $0.5 million loss due to the revaluation of the Venture Tranche B convertible note and a $3.3 million loss due to the revaluation of liability classified preferred stock warrants.
Other Income (Expense), net
Other income (expense) of $0.4 million and $(0.2) million for the three months ended April 30, 2022 and April 30, 2021, respectively, primarily reflects realized and unrealized foreign currency exchange gains and losses.

Provision for Income Taxes
Provision for income taxes was $0.3 million for both the three months ended April 30, 2022 and 2021. For the three months ended April 30, 2022 and 2021, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the three months ended April 30, 2022 and 2021 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

Non-GAAP Information
This Quarterly Report on Form 10-Q includes Non-GAAP Gross Profit and Adjusted EBITDA, which are non-GAAP performance measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Non-GAAP Gross Profit and Adjusted EBITDA are useful in evaluating our operating performance, as they are similar to measures reported by our public competitors and are regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects.

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

Non-GAAP Gross Profit excludes stock-based compensation expenses that are classified as cost of revenue from gross profit, which is required in accordance with U.S. GAAP. Non-GAAP Gross Profit also excludes amortization of acquired intangible assets related to business combinations, which is a non-cash expense required in accordance with U.S. GAAP. Adjusted EBITDA excludes certain expenses from net income (loss) that are required in accordance with U.S. GAAP. We exclude in this calculation certain non-cash expenses, such as depreciation and amortization, stock-based compensation and change in fair value of convertible notes and warrant liabilities, and expenses that are considered unrelated to our underlying business performance, such as interest income, interest expense, and taxes.

Non-GAAP Gross Profit
We define and calculate Non-GAAP Gross Profit as gross profit adjusted for stock-based compensation and amortization of acquired intangible assets classified as cost of revenue, and Non-GAAP Gross Margin percentage as the percentage of Non-GAAP Gross Profit to revenue as outlined in the reconciliation below.

The table below reconciles our Gross Profit (the most directly comparable U.S. GAAP measure) to Non-GAAP Gross Profit, for the periods indicated:

	Three Months Ended April 30,
(in thousands, except percentages)	2022	2021
Gross Profit	$16,499	$12,831
Cost of revenue—Stock-based compensation	1,319	234
Amortization of acquired intangible assets	431	—
Non-GAAP Gross Profit	$18,249	$13,065
Gross Margin percentage	41%	40%
Non-GAAP Gross Margin percentage	45%	41%
Non-GAAP Gross Profit excludes stock-based compensation, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy.
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

The table below reconciles our net loss (the most directly comparable U.S. GAAP measure) to Adjusted EBITDA for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2022	2021
Net loss	$(44,360)	$(29,255)
Interest expense	—	2,527
Interest income	(112)	(4)
Income tax provision	314	258
Depreciation and amortization	11,625	11,475
Change in fair value of convertible notes and warrant liabilities	(3,276)	8,026
Stock-based compensation	19,822	3,102
Other (income) expense	(280)	181
Adjusted EBITDA	$(16,267)	$(3,690)

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
Liquidity and Capital Resources

Since inception, we have incurred net losses and negative cash flows from operations. Our operations have historically been primarily funded by the net proceeds from the sale of our equity securities and borrowings under credit facilities, as well as cash received from our customers. We currently have no debt outstanding.

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

As of April 30, 2022 and January 31, 2022, we had $484.5 million and $490.8 million, respectively, in cash and cash equivalents. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.

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

As of April 30, 2022, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, purchase commitments for future satellite launch services, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 6, 8, and 11 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these cash requirements.

We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.

Statement of Cash Flows
The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, please see the unaudited condensed consolidated statements of cash flows as presented within the unaudited condensed consolidated financial statements.

	Three Months Ended April 30,
(in thousands)	2022	2021
Net cash provided by (used in)
Operating activities	$(6,534)	$3,882
Investing activities	$(3,652)	$(2,766)
Financing activities	$4,552	$2,156

Net cash provided by (used in) operating activities
Net cash used in operating activities for the three months ended April 30, 2022, primarily consisted of the net loss of $44.4 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included depreciation and amortization expense of $11.6 million and stock-based compensation expense of $19.8 million, which were partially offset by a change in fair value of warrant liabilities and convertible notes of $3.3 million. The net change in operating assets and liabilities primarily consisted of a $20.0 million decrease in accounts receivable which was partially offset by a $6.9 million decrease in deferred revenue and a $3.7 million decrease in accounts payable, accrued and other liabilities.
Net cash provided by operating activities for the three months ended April 30, 2021, primarily consisted of the net loss of $29.3 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items included depreciation and amortization expense of $11.5 million, stock-based compensation expense of $3.1 million and a change in fair value of preferred stock warrant liabilities and convertible notes of $8.0 million. The net change in operating assets and liabilities primarily consisted of a $16.9 million decrease in accounts receivable and a $3.9 million increase in deferred hosting costs, which was offset by a $12.1 million decrease in deferred revenue.
Net cash used in investing activities
Net cash used in investing activities for the three months ended April 30, 2022, consisted of purchases of property and equipment of $2.9 million and capitalized internal-use software costs of $0.6 million.
Net cash used in investing activities for the three months ended April 30, 2021, consisted of purchases of property and equipment of $1.8 million and capitalized internal-use software costs of $0.8 million.
Net cash provided by financing activities
Net cash provided by financing activities for the three months ended April 30, 2022, primarily consisted of proceeds from the exercise of common stock options of $5.0 million.

Net cash provided by financing activities for the three months ended April 30, 2021, consisted of proceeds from the exercise of common stock options of $2.2 million.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, stock-based compensation and common stock valuations, public and private placement warrant liabilities, property and equipment and long-lived assets, goodwill, and income taxes. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K.
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

We will remain an emerging growth company under the JOBS Act until the earliest of (a) the last day of our first fiscal year following the fifth anniversary of dMY IV’s initial public offering, (b) the last date of the fiscal year in which our total annual gross revenue is at least $1.07 billion, (c) the last date of the fiscal year in which we are deemed to be a “large accelerated filer” under the rules of the SEC, which would occur if at least $700.0 million of our outstanding securities were held by non-affiliates as of the last business day of the second fiscal quarter of such year or (d) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three years.

Recent Accounting Pronouncements
Refer to Note 2 in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have in the past and may in the future be exposed to certain market risks, including foreign currency exchange risk, interest rate risk and inflation risk, in the ordinary course of our business. For information relating to quantitative and qualitative disclosures about these market risks, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our 2022 Form 10-K. Our exposure to market risk has not changed materially since January 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of April 30, 2022 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Part II - Other Information

Item 1 Legal Proceedings

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

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: June 14, 2022

PLANET LABS PBC

By:	/s/ Ashley Johnson
Ashley Johnson
Chief Financial and Operating Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)