Form 10-Q
period 2022-07-31
Planet Labs PBC
filed 2022-09-12
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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

The registrant had 248,719,467 outstanding shares of Class A common stock, and 21,157,586 shares of Class B common stock, as of September 8, 2022.

Unless the context otherwise requires, the “Company”, “Planet”, “we,” “our,” “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended July 31, 2022 (the “Form 10-Q” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report (including in information that is incorporated by reference into this report) and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting Planet. Factors that may impact such forward-looking statements include:

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

Part I. - Financial Information
Item 1. Financial Statements
Planet Labs PBC
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value amounts)

	July 31, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$262,061	$490,762
Short-term investments	195,630	—
Accounts receivable, net of allowance of $1,269 and $1,031, respectively	26,116	44,373
Prepaid expenses and other current assets	20,298	16,385
Total current assets	504,105	551,520
Property and equipment, net	120,921	133,280
Capitalized internal-use software, net	11,218	10,768
Goodwill	103,219	103,219
Intangible assets, net	13,077	14,197
Restricted cash, non-current	5,648	5,743
Operating lease right-of-use assets	5,646	—
Other non-current assets	4,060	2,714
Total assets	$767,894	$821,441
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,189	$2,850
Accrued and other current liabilities (1)	47,821	48,823
Deferred revenue (1)	52,083	64,233
Liability from early exercise of stock options	14,342	16,135
Operating lease liabilities, current	5,845	—
Total current liabilities	122,280	132,041
Deferred revenue (1)	—	3,579
Deferred hosting costs (1)	11,026	12,149
Public and private placement warrant liabilities	17,836	23,224
Deferred rent	—	798
Operating lease liabilities, non-current	1,670	—
Other non-current liabilities	1,439	1,405
Total liabilities	154,251	173,196
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at July 31, 2022 and January 31, 2022, 246,151,883 and 241,017,687 Class A shares issued and outstanding at July 31, 2022 and January 31, 2022, respectively, 21,157,586 Class B shares issued and outstanding at July 31, 2022 and January 31, 2022, 0 Class C shares issued and outstanding at July 31, 2022 and January 31, 2022 (1)	27	27
Additional paid-in capital	1,472,119	1,423,151
Accumulated other comprehensive income	2,716	2,096
Accumulated deficit	(861,219)	(777,029)
Total stockholders’ equity	613,643	648,245
Total liabilities and stockholders’ equity	$767,894	$821,441

(1)	Balance includes related-party transactions entered into with Google, LLC (“Google”). See Note 12.
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Revenue (1)	$48,450	$30,406	$88,577	$62,363
Cost of revenue (1)	24,977	19,820	48,605	38,946
Gross profit	23,473	10,586	39,972	23,417
Operating expenses
Research and development (1)	26,737	12,432	51,487	24,562
Sales and marketing	19,483	10,597	38,338	21,250
General and administrative	19,893	11,824	40,501	20,139
Total operating expenses	66,113	34,853	130,326	65,951
Loss from operations	(42,640)	(24,267)	(90,354)	(42,534)
Interest expense	—	(2,611)	—	(5,138)
Change in fair value of convertible notes and warrant liabilities	2,112	6,769	5,388	(1,257)
Other income (expense), net	1,153	(84)	1,545	(261)
Total other income (expense), net	3,265	4,074	6,933	(6,656)
Loss before provision for income taxes	(39,375)	(20,193)	(83,421)	(49,190)
Provision for income taxes	154	170	468	428
Net loss	$(39,529)	$(20,363)	$(83,889)	$(49,618)
Basic net loss per share attributable to common stockholders	$(0.15)	$(0.44)	$(0.32)	$(1.08)
Diluted net loss per share attributable to common stockholders	$(0.15)	$(0.46)	$(0.32)	$(1.08)
Basic weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	266,212,489	46,200,078	265,168,341	45,965,201
Diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	266,212,489	46,693,805	265,168,341	45,965,201

(1)	Balance includes related-party transactions entered into with Google. See Note 12.
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Net loss	$(39,529)	$(20,363)	$(83,889)	$(49,618)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	142	(78)	317	196
Change in fair value of available-for-sale securities	303	—	303	—
Other comprehensive income (loss), net of tax	445	(78)	620	196
Comprehensive loss	$(39,084)	$(20,441)	$(83,269)	$(49,422)

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2021	131,252,627	$13	43,946,198	$4	$745,630	$1,769	$(639,905)	$107,511
Issuance of Class A common stock from the exercise of common stock options	—	—	637,684	—	2,156	—	—	2,156
Stock-based compensation	—	—	—	—	3,243	—	—	3,243
Change in translation	—	—	—	—	—	274	—	274
Net loss	—	—	—	—	—	—	(29,255)	(29,255)
Balances at April 30, 2021	131,252,627	$13	44,583,882	$4	$751,029	$2,043	$(669,160)	$83,929
Issuance of Class A common stock from the exercise of common stock options	—	—	2,358,627	—	1,724	—	—	1,724
Stock-based compensation	—	—	—	—	5,066	—	—	5,066
Change in translation	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(20,363)	(20,363)
Balances at July 31, 2021	131,252,627	$13	46,942,509	$4	$757,819	$1,965	$(689,523)	$70,278

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2022	—	$—	262,175,273	$27	$1,423,151	$2,096	$(777,029)	$648,245
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	(301)	(301)
Issuance of Class A common stock from the exercise of common stock options	—	—	3,524,182	—	6,203	—	—	6,203
Issuance of Class A common stock upon vesting of restricted stock units	—	—	215,178	—	—	—	—	—
Vesting of early exercised stock options	—	—	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	—	—	(75,442)	—	(411)	—	—	(411)
Stock-based compensation	—	—	—	—	20,259	—	—	20,259
Change in translation	—	—	—	—	—	175	—	175
Net loss	—	—	—	—	—	—	(44,360)	(44,360)
Balances at April 30, 2022	—	$—	265,931,102	$27	$1,450,098	$2,271	$(821,690)	$630,706
Issuance of Class A common stock from the exercise of common stock options	—	—	605,690	—	1,455	—	—	1,455
Issuance of Class A common stock upon vesting of restricted stock units	—	—	1,061,915	—	—	—	—	—
Vesting of early exercised stock options	—	—	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	—	—	(381,149)	—	(1,753)	—	—	(1,753)
Stock-based compensation	—	—	—	—	21,033	—	—	21,033
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	303	—	303
Other	—	—	—	—	390	—	—	390
Change in translation	—	—	—	—	—	142	—	142
Net loss	—	—	—	—	—	—	(39,529)	(39,529)
Balances at July 31, 2022	—	$—	267,309,469	$27	$1,472,119	$2,716	$(861,219)	$613,643
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended July 31,
	2022	2021
Operating activities
Net loss	$(83,889)	$(49,618)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	23,213	22,516
Stock-based compensation, net of capitalized cost of $889 and $333, respectively	40,403	7,976
Change in fair value of convertible notes and warrant liabilities	(5,388)	1,257
Deferred income taxes	(58)	218
Amortization of debt discount and issuance costs	—	1,544
Other	543	(65)
Changes in operating assets and liabilities
Accounts receivable	18,595	30,769
Prepaid expenses and other assets	(4,432)	(5,378)
Accounts payable, accrued and other liabilities	(1,866)	(6,515)
Deferred revenue	(15,165)	(17,499)
Deferred hosting costs	(760)	7,507
Deferred rent	—	(1,015)
Net cash used in operating activities	(28,804)	(8,303)
Investing activities
Purchases of property and equipment	(6,509)	(4,000)
Capitalized internal-use software	(1,271)	(1,922)
Purchases of available-for-sale securities	(195,113)	—
Other	(293)	(300)
Net cash used in investing activities	(203,186)	(6,222)
Financing activities
Proceeds from the exercise of common stock options	6,418	3,880
Class A common stock withheld to satisfy employee tax withholding obligations	(2,164)	—
Proceeds from the early exercise of common stock options	—	17,928
Payment of transaction costs related to the Business Combination	(326)	(2,237)
Other	122	—
Net cash provided by financing activities	4,050	19,571
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,118)	(425)
Net increase (decrease) in cash, cash equivalents and restricted cash	(229,058)	4,621
Cash, cash equivalents and restricted cash at the beginning of the period	496,814	76,540
Cash, cash equivalents and restricted cash at the end of the period	$267,756	$81,161

See accompanying notes to unaudited condensed consolidated financial statements.

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

(2)Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Operating results for the three and six months ended July 31, 2022 are not necessarily indicative of the results expected for the fiscal year ending January 31, 2023 or any other future period.
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
Liquidity
Since its inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to incur additional operating losses and negative cash flows from operations as it seeks to expand its business. As of July 31, 2022 and January 31, 2022, the Company had $262.1 million and $490.8 million of cash and cash equivalents, respectively. Additionally, as of July 31, 2022, the Company had short-term investments of $195.6 million which are highly liquid in nature and available for current operations. There were no short-term investments as of January 31, 2022.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates and assumptions that affect the Company’s unaudited condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment, capitalized internal-use software and intangible assets, allowances for credit losses, estimates related to revenue recognition, including the assessment of performance obligations within a contract and the determination of standalone selling price (“SSP”) for each performance obligation, the fair value of common stock and other assumptions used to measure stock-based compensation, the fair value of convertible notes and warrants, the fair value of assets acquired, and liabilities assumed from business combinations, the impairment of long-lived assets and goodwill, the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions, and contingencies.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with financial institutions in the U.S. and checking accounts with financial institutions in Canada, Germany, the Netherlands and Singapore that management believes are of high credit quality. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits of cash, cash equivalents or short-term investments. The maximum amount of loss at July 31, 2022 that the Company would incur if parties to cash, cash equivalents and short-term investments failed completely to perform according to the terms of the contracts is $456.8 million.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. As of July 31, 2022, two customers accounted for 24% and 12% of accounts receivable, respectively. As of January 31, 2022, four customers accounted for 23%, 14%, 12% and 10% of accounts receivable, respectively.
For the three months ended July 31, 2022, one customer accounted for 19% of revenue. For the six months ended July 31, 2022, two customers accounted for 15% and 10% of revenue, respectively.
The Company’s offerings depend on continued and new approvals from the Federal Communications Commission (“FCC”), National Oceanic and Atmospheric Administration (“NOAA”), and other U.S. and international regulatory agencies for the Company to continue its operations. There can be no assurance that the Company’s operations will continue to receive the necessary approvals or that such operations will be supported by the U.S. government or other governments. If the Company was denied such approvals, if such approvals were delayed, or if the U.S. government’s or other governments’ policies change, these events may have a material adverse impact on the Company’s financial position and results of operations.
The Company contracts with certain third-party service providers to launch satellites. Service providers who provide these services are limited. The inability of launch service providers to contract with the Company could materially impact future operating results.
Significant Accounting Policies
The Company’s significant accounting policies are included in Note 2 of its Consolidated Financial Statements included in the 2022 Form 10-K. Updates to those policies are contained herein.
Short-term investments
The Company’s short-term investments are designated as available-for-sale and carried at fair value, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Investments with original maturities greater than 90 days and remaining maturities of less than one year are classified within short-term investments on the Company’s condensed consolidated balance sheets. In addition, investments with maturities beyond one year at the time of purchase that are highly liquid in nature and represent the investment of cash that is available for current operations are classified as short-term investments.
Unrealized gains and losses of available-for-sale securities are excluded from earnings and are reported as a component of Other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is not due to a credit loss. Realized gains and losses on short-term investments are calculated based on the specific identification method and would be reclassified from accumulated other comprehensive income (loss) to other income (expense), net.
Short-term investments are evaluated for allowances and impairment quarterly. The Company considers various factors in determining whether an allowance for expected credit losses or an impairment charge should be recognized, such as the credit quality of the issuer, the duration, severity of and the reason for the decline in value, the potential recovery period, and the Company’s intent to sell. No allowances or impairment charges were recognized during the three and six months ended July 31, 2022 and 2021.

Recently Adopted Accounting Pronouncements
The following section provides information about accounting pronouncements adopted during the six months ended July 31, 2022.
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
In June 2016, the FASB issued ASU 2016-13, Financial instruments, Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for most financial assets, including trade receivables, available-for-sale debt securities, and other instruments that are not measured at fair value through net income. The Company adopted the new guidance effective February 1, 2022 utilizing the modified retrospective transition method and recorded a $0.3 million adjustment to the beginning accumulated deficit balance to reflect the cumulative effect of the accounting change. The adoption of the new guidance did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
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

(3)Business Combination
As discussed in Note 1, the Company completed the Business Combination on December 7, 2021, pursuant to the Merger Agreement. Upon the consummation of the Business Combination, the following events contemplated by the Merger Agreement occurred, based on Former Planet’s capitalization as of December 7, 2021:
•all Former Planet convertible preferred stock converted into shares of Former Planet Class A common stock and all Former Planet convertible preferred stock warrants became warrants for Former Planet Class A common stock (see Note 10);
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
In connection with the Business Combination transactions, the outstanding principal, accrued interest and repayment fees of $67.1 million of the credit agreement with SVB and Hercules was repaid (see Note 10).
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

(4)Revenue
Deferred Revenue
During the six months ended July 31, 2022 and 2021, the Company recognized revenue of $37.9 million and $37.4 million, respectively, that had been included in deferred revenue as of January 31, 2022 and 2021, respectively.

Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $130.5 million as of July 31, 2022, which consists of both deferred revenue of $52.1 million and non-cancelable contracted revenue that will be invoiced in future periods of $78.4 million. The Company expects to recognize approximately 72% of the remaining performance obligation over the next 12 months, approximately 94% of the remaining obligation over the next 24 months, and the remainder thereafter.
Remaining performance obligations do not include unexercised contract options, firm orders where funding has not been appropriated and contracts which provide the customer with a right to terminate for convenience without incurring a substantive termination penalty.

Disaggregation of Revenue
The following table disaggregates revenue by major geographic region:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
United States	$25,729	$11,334	$44,481	$24,504
Norway	1,769	2,078	3,554	8,814
Rest of World	20,952	16,994	40,542	29,045
Total revenue	$48,450	$30,406	$88,577	$62,363
No single country in the Rest of World accounted for more than 10% of revenue for the three and six months ended July 31, 2022 and July 31, 2021.

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
During the three and six months ended July 31, 2022, the Company deferred $0.6 million and $1.1 million of commission expenditures to be amortized in future periods, respectively. Amortization of commission expenditures was $1.5 million and $1.8 million for the three and six month periods ended July 31, 2022, respectively.
During the three and six months ended July 31, 2021, the Company deferred $0.8 million and $1.1 million of commission expenditures to be amortized in future periods, respectively. Amortization of commission expenditures was $1.0 million and $1.3 million for the three and six month periods ended July 31, 2021, respectively.
As of July 31, 2022 and January 31, 2022, deferred commissions consisted of the following:

(in thousands)	July 31, 2022	January 31, 2022
Deferred commission, current	$1,752	$1,375
Deferred commission, non-current	2,336	1,083
Total deferred commission	$4,088	$2,458
The current portion of deferred commissions are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The non-current portion of deferred commissions are included in other non-current assets on the condensed consolidated balance sheets.

(5)Fair Value of Financial Assets and Liabilities
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of July 31, 2022 and January 31, 2022 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

	July 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$82,024	$—	$—
Commercial paper	—	10,974	—
Corporate bonds	—	1,513	—
Restricted cash: money market funds	5,486	—	—
Short-term investments:
U.S. Treasury securities	50,202	—	—
Commercial paper	—	38,499	—
Corporate bonds	—	105,429	—
U.S. government agency securities	—	1,500	—
Total assets	$137,712	$157,914	$—
Liabilities
Public Warrants	$7,245	$—	$—
Private Placement Warrants	—	—	10,591
Total liabilities	$7,245	$—	$10,591

	January 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents: money market funds	$470,066	$—	$—
Restricted cash: money market funds	5,875	—	—
Total assets	$475,941	$—	$—
Liabilities
Public Warrants	$10,764	$—	$—
Private Placement Warrants	—	—	12,460
Total liabilities	$10,764	$—	$12,460
The fair value of cash held in banks and accrued liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the table above.
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds for the three and six months ended July 31, 2022 and 2021.
The Public Warrants are classified within Level 1 as they are publicly traded and have an observable market price in an active market.
The fair value of the Company’s short-term investments classified within Level 2 are valued using third-party pricing services. The pricing services utilize industry standard valuation models. Inputs utilized include market pricing based on real-time trade data for the same or similar securities and other significant inputs derived from or corroborated by observable market data.
Level 3 Disclosures
The following is a rollforward of Level 3 liabilities measured at fair value:

(in thousands)	Private Placement Warrants	Convertible Notes	Preferred Stock Warrant Liability
Fair value at end of year, January 31, 2021	$—	$101,212	$11,359
Change in fair value	—	4,691	3,335
Fair value at April 30, 2021	$—	$105,903	$14,694
Change in fair value	—	(1,439)	(5,330)
Fair value at July 31, 2021	$—	$104,464	$9,364

Fair value at end of year, January 31, 2022	$12,460	$—	$—
Change in fair value	(1,068)	—	—
Fair value at April 30, 2022	$11,392	$—	$—
Change in fair value	(801)	—	—
Fair value at July 31, 2022	$10,591	$—	$—
Private Placement Warrants
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility inputs utilized for the fair value measurements of the Private Placement Warrants as of July 31, 2022 and January 31, 2022 were 65.0% and 60.0%, respectively.

Convertible Notes
In connection with the Business Combination, the convertible notes converted into shares of Class A common stock. The Company measured the fair value of the convertible notes upon conversion based on the closing price of the Company’s Class A common stock on the date of the Business Combination and the number of Class A common stock shares into which the notes converted.
As of July 31, 2021, the Company measured its convertible notes at fair value based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy. The fair value of the convertible notes as of July 31, 2021 was estimated using a probability- weighted hybrid method combining (i) an option pricing model, and (ii) a discounted cash flow analysis. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the estimated time to liquidation, volatility, discount yield and risk-free interest rates.
The following table provides quantitative information associated with the fair value measurement of the convertible notes as of July 31, 2021:

	Fair Value as of July 31, 2021	Valuation Technique	Unobservable Input Description	Input
	(in thousands)
Convertible Notes	$104,464	Probability-weighted	Estimated time to liquidation	0.29 to 0.55 years
			Volatility	35.0%
			Discount Yield	14.0%
			Risk-free interest rate	0.1% to 0.14%
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
As of July 31, 2021, the Company measured its liabilities for the preferred stock warrants at fair value based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy. The fair value of the preferred stock warrant liabilities as of July 31, 2021 was estimated using an option pricing model. The significant unobservable inputs used in the fair value measurement of the Company’s preferred stock warrant liabilities are volatility, term and discount for lack of marketability.
The following table provides quantitative information associated with the fair value measurement of the preferred stock warrant liability as of July 31, 2021:

	Fair Value as of July 31, 2021	Valuation Technique	Unobservable Input Description	Input
	(in thousands)
Preferred Stock Warrant Liability	$9,364	Option Pricing Method	Term	0.29 - 1.5 years
			Volatility	60%
			Discount for lack of marketability	7% - 16%
Other
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of July 31, 2022 and January 31, 2022, there were no material non-financial assets recorded at fair value.

(6)Leases
The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of July 31, 2022, the Company has no finance leases.

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
Operating lease costs were $1.4 million and $2.9 million for the three and six months ended July 31, 2022, respectively. Variable lease expenses, short-term lease expenses and sublease income were immaterial for the three and six months ended July 31, 2022.
Operating cash flows from operating leases were $2.0 million and $4.0 million for the three and six months ended July 31, 2022, respectively.
Maturities of operating lease liabilities as of July 31, 2022 were as follows:

(in thousands)
Remainder of Fiscal Year 2023	$3,888
2024	2,549
2025	733
2026	513
2027	12
Thereafter	30
Total lease payments	$7,725
Less: Imputed interest	(210)
Total lease liabilities	$7,515
Weighted average remaining lease term (years)	1.58
Weighted average discount rate	3.7%

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

In August 2022, the Company entered into an agreement to extend the term of an operating lease for certain office space and facilities in the United States. The agreement requires lease payments totaling $18.0 million during the extended term which will be reflected in the Company’s lease liabilities for the third quarter of fiscal year ending January 31, 2023.

In accordance with ASC Topic 840, rent expense for the three and six months ended July 31, 2021 was $0.7 million and $1.5 million, respectively. Sublease income was immaterial for the three and six months ended July 31, 2021.

(7)Balance Sheet Components
Cash and Cash Equivalents and Restricted cash
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash balances of $5.7 million and $6.1 million as of July 31, 2022 and January 31, 2022, respectively. The restricted cash balances as of July 31, 2022 primarily consisted of $4.0 million of collateral money market accounts for the Company’s headquarters and other domestic office operating leases and $1.3 million of performance guarantees required for the Company’s foreign sales activities. The restricted cash balances as January 31, 2022 primarily consisted of $4.2 million of collateral money market accounts for the Company’s headquarters and other domestic office operating leases and $1.6 million of performance guarantees required for the Company’s foreign sales activities.
A reconciliation of the Company’s cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows as of July 31, 2022 and January 31, 2022 is as follows:

(in thousands)	July 31, 2022	January 31, 2022
Cash and cash equivalents	$262,061	$490,762
Restricted cash, current	47	309
Restricted cash, non-current	5,648	5,743
Total cash, cash equivalents and restricted cash	$267,756	$496,814
The current restricted cash balances as of July 31, 2022 and January 31, 2022 are included in prepaid expenses and other current assets.
Short-term Investments
Short-term investments consisted of the following as of July 31, 2022:

		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S Treasury securities	$50,037	$165	$—	$50,202
Commercial paper	38,482	16	—	38,499
Corporate bonds	105,309	127	(8)	105,429
U.S. government agency securities	1,500	—	—	1,500
Total short-term investments	$195,328	$308	$(8)	$195,630
The following table summarizes the contracted maturities of the Company’s short-term investments as of July 31, 2022:

	July 31, 2022
(in thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$111,905	$111,971
Due in 1-2 years	83,423	83,659
	$195,328	$195,630
There were no short-term investments as of January 31, 2022.
Property and Equipment, Net
Property and equipment, net consists of the following:

(in thousands)	July 31, 2022	January 31, 2022
Satellites*	$312,842	$310,861
Leasehold improvements	15,448	15,448
Ground stations and ground station equipment	13,952	12,685
Office furniture, equipment and fixtures	5,421	5,335
Computer equipment and purchased software	8,341	8,197
Total property and equipment, gross	356,004	352,526
Less: Accumulated depreciation	(235,083)	(219,246)
Total property and equipment, net	$120,921	$133,280

*	Satellites include $11.0 million and $13.7 million of satellites in process and not placed into service as of July 31, 2022 and January 31, 2022, respectively.

There was no interest expense associated with manufactured satellites for the three and six months ended July 31, 2022. Interest expense associated with manufactured satellites was not material for the three and six months ended July 31, 2021.

The Company’s long-lived assets by geographic region are as follows:

(in thousands)	July 31, 2022	January 31, 2022
United States	$117,002	$130,230
Rest of World	3,919	3,050
Total property and equipment, net	$120,921	$133,280
The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of July 31, 2022 and January 31, 2022.
Total depreciation expense for the three and six months ended July 31, 2022 was $10.2 million and $20.5 million, respectively, of which $9.1 million and $18.2 million, respectively, was depreciation expense specific to satellites. Total depreciation expense for the three and six months ended July 31, 2021 was $9.0 million and $18.5 million, respectively, of which $7.9 million and $16.1 million, respectively, was depreciation expense specific to satellites.
Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

(in thousands)	July 31, 2022	January 31, 2022
Capitalized internal-use software	$38,178	$36,453
Less: Accumulated amortization	(26,960)	(25,685)
Capitalized internal-use software, net	$11,218	$10,768
There was no interest expense associated with capitalized internal-use software costs for the three and six months ended July 31, 2022. Interest expense associated with capitalized internal-use software costs was not material for the three and six months ended July 31, 2021.
Amortization expense for capitalized internal-use software for the three and six months ended July 31, 2022 was $0.7 million and $1.3 million, respectively. Amortization expense for capitalized internal-use software for the three and six months ended July 31, 2021 was $1.6 million and $3.2 million, respectively.
Goodwill and Intangible Assets
Goodwill and Intangible assets consist of the following:

	July 31, 2022				January 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$16,557	$(8,248)	$(9)	$8,300	$16,557	$(7,583)	$(9)	$8,965
Image library	12,301	(10,753)	119	1,667	12,028	(10,610)	104	1,522
Customer relationships	3,951	(2,466)	7	1,492	3,951	(2,161)	8	1,798
Trade names and other	4,551	(2,972)	39	1,618	4,551	(2,678)	39	1,912
Total intangible assets	$37,360	$(24,439)	$156	$13,077	$37,087	$(23,032)	$142	$14,197
Goodwill	$101,413	$—	$1,806	$103,219	$101,413	$—	$1,806	$103,219
Amortization expense for the three and six months ended July 31, 2022 was $0.7 million and $1.4 million, respectively. Amortization expense for the three and six months ended July 31, 2021 was $0.4 million and $0.8 million, respectively.
Estimated future amortization expense of intangible assets at July 31, 2022, is as follows:

(in thousands)
Remainder of Fiscal Year 2023	$1,461
2024	2,921
2025	2,009
2026	1,448
2027	1,108
Thereafter	4,130
$13,077
Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

(in thousands)	July 31, 2022	January 31, 2022
Deferred R&D service liability (see Note 8)	$24,921	$21,878
Payroll and related expenses	5,926	6,007
Deferred hosting costs	4,330	3,967
Deferred rent	—	2,193
Withholding taxes and other taxes payable	4,026	3,731
Other accruals	8,618	11,047
Total accrued and other current liabilities	$47,821	$48,823

(8)Research and Development Arrangements
Research and Development Services Agreement
In December 2020, the Company entered into a development services agreement, whereby the Company agreed to provide the technical knowledge and services to design and develop certain prototype satellites and deliver and test early data collected (the “R&D Services Agreement”). The R&D Services Agreement is unrelated to the Company’s ordinary business activities and originally provided for a fee of $40.2 million, to be paid to the Company as specified milestones are achieved over a three year period. In November 2021, the R&D Services Agreement was amended to increase the fee to $45.2 million. The Company has discretion in managing the activities under the R&D Services Agreement and retains all developed intellectual property. The Company has no obligation to repay any of the funds received regardless of the outcome of the development work; therefore, the arrangement is accounted for as funded research and development pursuant to ASC 730-20, Research and Development. As ASC 730-20 does not indicate the accounting model for research and development services, the Company determined the total transaction price is recognized over the agreement term as a reduction of research and development expenses based on a cost incurred method.

During the three and six months ended July 31, 2022, the Company recognized $3.9 million and $6.6 million of fees and incurred $3.9 million and $6.6 million of research and development expenses, respectively, in connection with the R&D Services Agreement. During the three and six months ended July 31, 2021, the Company recognized $1.1 million and $1.3 million of fees and incurred $1.1 million and $1.4 million of research and development expenses, respectively. As of July 31, 2022 and January 31, 2022 , the Company had received a total of $36.3 million and $26.7 million, respectively, under the R&D Services Agreement.

NASA Communication Services Project

In connection with its Communication Services Project (“CSP”), the National Aeronautics and Space Administration (“NASA”) selected certain satellite communications providers that NASA will fund to develop and demonstrate near-Earth space communication services that may support future NASA missions using commercial technology. In June 2022 and August 2022, the Company entered into separate agreements with two of the satellite communications providers selected by NASA whereby the Company agreed to participate in the NASA CSP as a subcontractor. The agreements provide for the Company to receive aggregate funding of $40.5 million to be paid as milestones are completed. The Company determined that the agreements are in the scope of ASC 912-730, Contractors –Federal Government – Research and Development (“ASC 912-730”). In accordance with ASC 912-730, funding is recognized over the term of each agreement as a reduction of research and development expenses based on a cost incurred method. The funding recognized and research and development expenses incurred were immaterial for the three and six months ended July 31, 2022.

(9)Commitments and Contingencies
Launch Services
The Company has purchase commitments for future satellite launch services to be performed by third- parties subsequent to July 31, 2022. Future purchase commitments under noncancelable launch service contracts as of July 31, 2022 are as follows:

(in thousands)
Remainder of Fiscal Year 2023	$94
2024	1,025
Thereafter	—
Total purchase commitments	$1,119
Other
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 12). Future minimum purchase commitments under the noncancelable hosting service agreement with Google as of July 31, 2022 is as follows:

(in thousands)
Remainder of Fiscal Year 2023	$11,470
2024	28,050
2025	30,120
2026	31,190
2027	32,725
Thereafter	33,427
Total purchase commitments	$166,982
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

(10)Debt, Convertible Notes, and Warrants
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
In connection with the Business Combination (see Note 3), the Venture Tranche B loans converted into 754,378 shares of the Company’s Class A common stock, and there were no loan amounts outstanding as of July 31, 2022 or January 31, 2022.
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
In connection with the Business Combination (see Note 3), the outstanding principal, accrued interest and repayment fees of $67.1 million relating to the Credit Agreement with SVB and Hercules was repaid. Therefore, there were no loan amounts outstanding as of July 31, 2022 or January 31, 2022.

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
In connection with the Business Combination (see Note 3), the 2020 Convertible Notes converted into 9,824,143 shares of the Company’s Class A Common Stock, therefore there were no 2020 Convertible Notes outstanding as of July 31, 2022 or January 31, 2022.
In connection with the Business Combination (see Note 3), 450,205 of the Series D convertible preferred stock warrants discussed above converted into warrants for Class A common stock and were exercised on a cashless basis, resulting in the issuance of 27,713 shares of Class A common stock. The remaining 1,065,594 Series D convertible preferred stock warrants that were not exercised converted into warrants for Class A common stock shares and remained outstanding and exercisable as of July 31, 2022 and January 31, 2022. As of July 31, 2022, the outstanding warrants have a weighted average remaining term of 7.7 years.
The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs, the amortization of debt discounts and loss (gain) on extinguishment of debt:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Contractual interest coupon	$—	$1,826	$—	$3,594
Amortization of debt issuance costs	—	229	—	450
Amortization of debt discounts	—	556	—	1,094
Debt extinguishment (gain) loss	—	—	—	—
Total interest expense and extinguishment (gain) loss	$—	$2,611	$—	$5,138

(11)Public and Private Placement Warrants
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
As of July 31, 2022 and January 31, 2022, there were 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.

(12)Related Party Transactions
As of July 31, 2022 and January 31, 2022, Google owned greater than 10% of the Company’s common shares through its total investment of 31,942,641 shares of Class A common stock.
In March 2020, Google purchased $10.0 million of 2020 Convertible Notes (Note 10). Upon issuance of such 2020 Convertible Notes to Google, the Company also issued warrants to Google for the purchase of 213,119 shares of Series D preferred stock. In connection with the Business Combination, such 2020 Convertible Notes converted to shares of Class A common stock and such Series D preferred stock warrants converted to and were exercised for shares of Class A common stock.
In April 2017, the Company and Google entered into a five year content license agreement pursuant to which the Company licenses imagery content to Google. In April 2022, the agreement automatically renewed for a period of one-year. The agreement will terminate in April 2023, unless it is extended for up to one year if the delivery obligations are not met by the company, or it is otherwise renewed at Google’s discretion for an additional year, in each case in accordance with its terms. Additionally, Google may terminate the agreement prior to April 2023 once the Company’s outstanding delivery obligations are completed. As of July 31, 2022 and January 31, 2022, the deferred revenue balance associated with the content license agreement was $5.8 million and $12.2 million, respectively. For the three and six months ended July 31, 2022, the Company recognized revenue of $3.4 million and $6.4 million, respectively, related to the content license agreement. For the three and six months ended July 31, 2021, the Company recognized revenue of $1.0 million and $4.1 million, respectively, related to the content license agreement.
In addition, the Company purchases hosting and other services from Google, of which $15.4 million and $16.1 million is deferred as of July 31, 2022 and January 31, 2022, respectively. For the three and six months ended July 31, 2022, the Company recorded hosting expense of $6.2 million and $11.6 million, respectively. For the three and six months ended July 31, 2021, the Company recorded hosting expense of $5.5 million and $8.7 million, respectively. As of July 31, 2022 and January 31, 2022, the Company’s accounts payable and accrued liabilities balance included $2.5 million and $2.0 million related to hosting and other services provided by Google, respectively.
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increases the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 9 for future Google hosting purchase commitments, including the amended commitments, as of July 31, 2022.

(13)Stock-based Compensation
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
Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,357	$228	$2,676	$462
Research and development	8,955	1,484	17,621	2,681
Sales and marketing	3,757	646	7,394	1,282
General and administrative	6,964	2,708	13,601	3,884
Total expense	21,033	5,066	41,292	8,309
Capitalized to internal-use software development costs and property and equipment	(452)	(192)	(889)	(333)
Total stock-based compensation expense	$20,581	$4,874	$40,403	$7,976

Stock Options
A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2022	41,907,551	$4.63	6.71
Exercised	(3,440,343)	$1.87
Forfeited	(332,732)	$4.80
Balances at July 31, 2022	38,134,476	$4.88	6.60	$54,329
Vested and exercisable at July 31, 2022	25,840,701	$3.77	5.73	$48,074
As of July 31, 2022, total unrecognized compensation cost related to stock options was $41.2 million which is expected to be recognized over a period of 2.5 years.
Restricted Stock Units
A summary of Restricted Stock Unit (“RSU”) activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2022	5,439,736	$9.42
Vested	(1,277,093)	$7.34
Granted	12,059,664	$4.84
Forfeited	(571,632)	$6.02
Balances at July 31, 2022	15,650,675	$6.18
During the six months ended July 31, 2022, the Company granted 12,059,664 RSUs, which generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.
Stock-based compensation expense recognized for RSUs during the three and six months ended July 31, 2022 was $9.2 million and $17.7 million, respectively. As of July 31, 2022, total unrecognized compensation cost related to RSUs was $74.7 million which are expected to be recognized over a period of approximately 3.1 years.
RSUs granted in periods prior to the Business Combination were subject to both time-based service and liquidity event vesting requirements. The liquidity event requirement was met upon the closing of the Business Combination on December 7, 2021. As such, on December 7, 2021, the Company commenced recognition of stock-based compensation expense for RSUs granted in periods prior to the Business Combination and there was no expense recognized during the three and six months ended July 31, 2021.
Early Exercises of Stock Options
The Legacy Incentive Plans provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. As of July 31, 2022, the Company had a $14.3 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 1,470,565.
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

No Earn-out Shares vested during the three and six months ended July 31, 2022. As of July 31, 2022, there were 4,647,575 Earn-out Shares outstanding relating to Former Planet equity award holders.
During the three and six months ended July 31, 2022, the Company recognized $7.1 million and $14.3 million of stock-based compensation expense related to the Earn-out Shares, respectively. As of July 31, 2022, total unrecognized compensation cost related to the Earn-out Shares was $19.2 million. These costs are expected to be recognized over a period of approximately 1.3 years.

(14) Income Taxes
The Company recorded income tax expense of $0.2 million and $0.5 million for the three and six months ended July 31, 2022. The Company recorded income tax expense of $0.2 million and $0.4 million for the three and six months ended July 31, 2021. For the three and six months ended July 31, 2022 and 2021, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three and six months ended July 31, 2022 and 2021 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of the Company’s U.S. and foreign deferred tax assets and foreign rate differences.

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. There are two major corporate tax provisions included in the Act.

The IRA creates a 15% corporate alternative minimum tax (“CMAT”) on any corporation that has average annual “adjusted financial statement income” of a $1 billion or more for the three-year period preceding the tax year that exceeds $1 billion. The CMAT is effective for tax years beginning after December 31, 2022.

The IRA also imposes a 1% excise tax on the repurchase of stock by publicly traded US corporations. The excise tax is effective for stock repurchases after December 31, 2022.

The Company does not expect the aforementioned provisions in the IRA to have any impact on the Company’s financial statements.

Under the Tax Cuts and Jobs Act of 2017, qualified research expenses incurred after 2021 are no longer immediately deductible and must be amortized over 5 years for tax purposes. The Company does not expect this provision to have a material impact on the Company’s financial statements.

The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. Gross unrecognized tax benefits were $6.3 million and $5.7 million as of July 31, 2022 and January 31, 2022, respectively. The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate due to the valuation allowance against the deferred tax assets. The Company determined that no accrual for interest and penalties was required as of July 31, 2022 and January 31, 2022 and no such expenses were incurred in the periods presented.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders-Basic	$(39,529)	$(20,363)	$(83,889)	$(49,618)
Less: Change in fair value of dilutive warrant liabilities	—	(1,242)	—	—
Net loss attributable to common stockholders-Diluted	$(39,529)	$(21,605)	$(83,889)	$(49,618)
Denominator:
Weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders-Basic	266,212,489	46,200,078	265,168,341	45,965,201
Effect of dilutive securities	—	493,727	—	—
Weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders-Diluted	266,212,489	46,693,805	265,168,341	45,965,201
Basic net loss per share attributable to common stockholders	$(0.15)	$(0.44)	$(0.32)	$(1.08)
Diluted net loss per share attributable to common stockholders	$(0.15)	$(0.46)	$(0.32)	$(1.08)

Diluted loss per share adjusts basic loss per share for the potentially dilutive impact of stock options and warrants. For warrants that are liability-classified, during periods when the impact is dilutive, the Company assumes share settlement of the instruments as of the beginning of the reporting period and adjusts the numerator to remove the change in fair value of the warrant liability and adjusts the denominator to include the dilutive shares calculated using the treasury stock method.

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of July 31,
	2022	2021
Convertible Preferred Stock	—	131,252,627
Convertible notes	—	7,852,757
Warrants to purchase Series B Convertible Preferred Stock	—	761,340
Warrants to purchase Series D Convertible Preferred Stock	—	2,261,712
Warrants to purchase Class A common stock	1,065,594	—
Common stock options	38,134,476	46,131,752
Restricted Stock Units	15,650,675	4,381,906
Earn-out Shares	26,106,585	—
dMY Sponsor Earn-out Shares	862,500	—
Public Warrants	6,899,982	—
Private Placement Warrants	5,933,333	—
Early exercised common stock options, subject to future vesting	1,470,565	1,838,208
Shares issued in connection with acquisition, subject to future vesting	407,543	—
	96,531,253	194,480,302

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PLANET
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Planet Labs PBC. The MD&A is provided as a supplement and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (Part I, Item 1), as well as our audited annual consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “2022 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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

Our proprietary data set and analytics are delivered pursuant to subscription and usage-based data licensing agreements and are accessed by our customers through our online platform and subscription APIs. We believe our efficient cost structure, one-to-many business model and differentiated data set have enabled us to grow our customer base across multiple vertical markets. As of July 31, 2022, our EoP Customer Count was 855 customers, which represented a 17% year-over-year growth when compared to July 31, 2021. Our EoP Customer Count has grown quarter-over-quarter for every quarter in the prior two years. For a definition of EoP Customer Count see the section titled “Key Operational and Business Metrics.” Over 90% of our customers sign annual or multiyear contracts, with an average contract length of approximately two years, weighted on an annual contract value basis.

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

Impact of COVID-19
COVID-19 continues to spread throughout the United States and other parts of the world and has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place” and quarantine restrictions. We have taken measures to protect the health and safety of our employees. We have also worked with our customers and suppliers to minimize disruptions, and we support our community in addressing the challenges posed by this ongoing global pandemic.

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

Our Business Model
We primarily generate revenue through selling licenses to our data and analytics to customers over an entirely cloud-based platform via fixed price subscription and usage-based contracts. Data licensing subscriptions and minimum commitment usage-based contracts provide a large recurring revenue base for our business with a low incremental cost to serve each additional customer. Payment terms of our customer agreements are most commonly in advance on an either quarterly or annual basis, although a small number of large contracts have required payment terms that are monthly or quarterly in arrears. We also generate an immaterial amount of revenue from sales of third-party imagery, professional services, and customer support.

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
Factors Affecting the Results of Operations
We believe that our financial condition and result of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, in Part II, Item 1A “Risk Factors” of this Quarterly Report and in Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K.
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
Net Dollar Retention Rate

	Six Months Ended July 31,
	2022	2021
Net Dollar Retention Rate	124.8%	89.5%
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate increased to 124.8% for the six months ended July 31, 2022, as compared to 89.5% for the six months ended July 31, 2021, primarily due to higher renewal value of large government contracts and the expansion of large agricultural customers in the six months ended July 31, 2022.

Net Dollar Retention Rate including Winbacks

	Six Months Ended July 31,
	2022	2021
Net Dollar Retention Rate including Winbacks	126.7%	96.2%
We report on two metrics for net dollar retention—net retention excluding winbacks and including winbacks. A winback is a previously existing customer who was inactive at the start of the current fiscal year, but has reactivated during the current fiscal year. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks increased to 126.7% for the six months ended July 31, 2022, as compared to 96.2% for the six months ended July 31, 2021, primarily due to higher renewal value of large government contracts and the expansion of large agricultural customers in the six months ended July 31, 2022.
EoP Customer Count

	As of July 31,
	2022	2021
EoP Customer Count	855	732
We define EoP Customer Count as the total count of all existing customers at the end of the period. We define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count increased to 855 as of July 31, 2022, as compared to 732 as of July 31, 2021. The increase was primarily attributable to the increased demand for our data as well as the acquisition of VanderSat in December 2021.
Percent of Recurring ACV

	As of July 31,
	2022	2021
% Recurring ACV	93.0%	93.3%
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

Capital Expenditures as a Percentage of Revenue

	Three Months Ended July 31,		Six Months Ended July 31,
	2022	2021	2022	2021
Capital Expenditures as Percentage of Revenue	8.8%	10.9%	8.8%	9.5%
We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue decreased to 8.8% and 8.8% for the three and six months ended July 31, 2022, as compared to 10.9% and 9.5% for the three and six months ended July 31, 2021, respectively. The decrease in Capital Expenditures as a Percentage of Revenue was primarily attributable to an increase in revenue. Capital Expenditures for the three and six months ended July 31, 2022 as compared to the three and six months ended July 31, 2021 increased. The increase was primarily attributable to an increase in ground station assets, offset in part by a decrease in capitalized internal-use software.

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
Research and Development
Research and development expenditures primarily include personnel related expenses for employees and consultants, hardware costs, supplies costs, contractor fees and administrative expenses. Employee-related costs include salaries, benefits, bonuses and stock-based compensation. Expenses classified as research and development are expensed as incurred and attributable to advancing technology research, platform and infrastructure development and the research and development of new product iterations. Fees and funding for our performance of research and development services are recognized as a reduction of research and development expenses based on a cost incurred method.

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
Interest Expense
Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt issuance costs for our loans. Our debt as of July 31, 2021 included loans with Venture Lending & Leasing, Inc. (“Venture”), an affiliate of Western Technology Investment and our Credit Agreement with Silicon Valley Bank (“SVB”) and Hercules Capital, Inc. (“Hercules”). We repaid our debt in connection with the Business Combination and we had no debt outstanding as of July 31, 2022.
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

Results of Operations
Three months ended July 31, 2022 compared to three months ended July 31, 2021
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Three Months Ended July 31,		$	%
(in thousands, except percentages)	2022	2021	Change	Change
Revenue	$48,450	$30,406	$18,044	59%
Cost of revenue	24,977	19,820	5,157	26%
Gross profit	23,473	10,586	12,887	122%
Operating expenses
Research and development	26,737	12,432	14,305	115%
Sales and marketing	19,483	10,597	8,886	84%
General and administrative	19,893	11,824	8,069	68%
Total operating expenses	66,113	34,853	31,260	90%
Loss from operations	(42,640)	(24,267)	(18,373)	76%
Interest expense	—	(2,611)	2,611	(100)%
Change in fair value of convertible notes and warrant liabilities	2,112	6,769	(4,657)	(69)%
Other income (expense), net	1,153	(84)	1,237	(1473)%
Total other income (expense), net	3,265	4,074	(809)	(20)%
Loss before provision for income taxes	(39,375)	(20,193)	(19,182)	95%
Provision for income taxes	154	170	(16)	(9)%
Net loss	$(39,529)	$(20,363)	$(19,166)	94%
Revenue
Revenue increased $18.0 million, or 59%, to $48.5 million for the three months ended July 31, 2022 from $30.4 million for the three months ended July 31, 2021. The increase was primarily due to net expansion of existing customer contracts of $7.7 million and an increase in total customers worldwide of $10.4 million. EoP Customer Count increased approximately 17% to 855 as of July 31, 2022 from 732 as of July 31, 2021. The increase in total customers and the associated revenue from those customers was largely due to our investment in expanding our sales and marketing teams. The increase in revenue was also attributable to increased usage from our customers in the current period.
Cost of Revenue
Cost of revenue increased $5.2 million, or 26%, to $25.0 million for the three months ended July 31, 2022, from $19.8 million for the three months ended July 31, 2021. The increase was primarily due to a $2.9 million increase in employee related costs, partially due to increased headcount and a $1.1 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount. The increase was also partially due to a $1.5 million increase in hosting costs associated with an increase in archive data and growth in our customer base and a $0.4 million increase in amortization expense related to acquired intangible assets.
Research and Development
Research and development expenses increased $14.3 million, or 115%, to $26.7 million for the three months ended July 31, 2022, from $12.4 million for the three months ended July 31, 2021. The increase was primarily due to an increase of $11.9 million in employee related expenses, partially due to increased headcount and a $7.2 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount.

Sales and Marketing

Sales and marketing expenses increased $8.9 million, or 84%, to $19.5 million, for the three months ended July 31, 2022, from $10.6 million for the three months ended July 31, 2021. The increase was primarily due to an increase of $6.1 million in employee related expenses associated with our sales and marketing teams, partially due to increased headcount and commissions and a $3.1 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount. Also contributing to the increase was a $0.9 million increase in travel and entertainment expenses, a $0.5 million increase in marketing expenses driven by increased events, and a $0.8 million increase in professional services fees.
General and Administrative
General and administrative expenses increased $8.1 million, or 68%, to $19.9 million for the three months ended July 31, 2022, from $11.8 million for the three months ended July 31, 2021. The increase was primarily due to an increase of $6.2 million in employee related expenses, partially due to increased headcount and a $4.3 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount. The increase was also partially due to an increase of $1.2 million in directors’ and officers’ insurance.
Interest Expense
No interest expense was recognized during the three months ended July 31, 2022 because we had no debt outstanding during the period.
Interest expense for the three months ended July 31, 2021 was related to our credit agreement with SVB and Hercules which we repaid upon completion of the Business Combination.

Change in fair value of convertible notes and warrant liabilities
The change in fair value of convertible notes and warrant liabilities decreased $4.7 million to a gain of $2.1 million for the three months ended July 31, 2022, from a gain of $6.8 million for the three months ended July 31, 2021.
The change in fair value of convertible notes and warrant liabilities during the three months ended July 31, 2022 reflects a $2.1 million gain due to the revaluation of the liability classified public and private placement warrants that were assumed in connection with the Business Combination.
The change in fair value of convertible notes and warrant liabilities during the three months ended July 31, 2021 reflects a $1.1 million gain due to the revaluation of the 2020 convertible promissory notes, a $0.3 million gain due to the revaluation of the Venture Tranche B convertible note and a $5.3 million gain due to the revaluation of liability classified preferred stock warrants.
Other Income (Expense), net
Other income (expense) increased $1.2 million, to $1.1 million for the three months ended July 31, 2022, from $(0.1) million for the three months ended July 31, 2021. The increase was primarily due to an increase in interest income recognized during the three months ended July 31, 2022 as a result of our short-term investment balances and an increase in interest rates.

Provision for Income Taxes
Provision for income taxes was $0.2 million for both of three month periods ended July 31, 2022 and 2021. For the three months ended July 31, 2022 and 2021, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the three months ended July 31, 2022 and 2021 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

Six months ended July 31, 2022 compared to six months ended July 31, 2021
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Six Months Ended July 31,		$	%
(in thousands, except percentages)	2022	2021	Change	Change
Revenue	$88,577	$62,363	$26,214	42%
Cost of revenue	48,605	38,946	9,659	25%
Gross profit	39,972	23,417	16,555	71%
Operating expenses
Research and development	51,487	24,562	26,925	110%
Sales and marketing	38,338	21,250	17,088	80%
General and administrative	40,501	20,139	20,362	101%
Total operating expenses	130,326	65,951	64,375	98%
Loss from operations	(90,354)	(42,534)	(47,820)	112%
Interest expense	—	(5,138)	5,138	(100)%
Change in fair value of convertible notes and warrant liabilities	5,388	(1,257)	6,645	(529)%
Other income (expense), net	1,545	(261)	1,806	(692)%
Total other income (expense), net	6,933	(6,656)	13,589	(204)%
Loss before provision for income taxes	(83,421)	(49,190)	(34,231)	70%
Provision for income taxes	468	428	40	9%
Net loss	$(83,889)	$(49,618)	$(34,271)	69%
Revenue
Revenue increased $26.2 million, or 42%, to $88.6 million for the six months ended July 31, 2022 from $62.4 million for the six months ended July 31, 2021. The increase was primarily due to net expansion of existing customer contracts of $14.0 million and an increase in total customers worldwide of $12.1 million. EoP Customer Count increased approximately 17% to 855 as of July 31, 2022 from 732 as of July 31, 2021. The increase in total customers and the associated revenue from those customers was largely due to our investment in expanding our sales and marketing teams. The increase in revenue was also attributable to increased usage from our customers in the current period.

Cost of Revenue
Cost of revenue increased $9.7 million, or 25%, to $48.6 million for the six months ended July 31, 2022, from $38.9 million for the six months ended July 31, 2021. The increase was primarily due to a $5.6 million increase in employee related costs, partially due to increased headcount and a $2.2 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount. The increase was also partially due to a $3.0 million increase in hosting costs associated with an increase in archive data and growth in our customer base and a $0.8 million increase in amortization expense related to acquired intangible assets.
Research and Development
Research and development expenses increased $26.9 million, or 110%, to $51.5 million for the six months ended July 31, 2022, from $24.6 million for the six months ended July 31, 2021. The increase was primarily due to an increase of $22.6 million in employee related expenses, partially due to increased headcount and a $14.4 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount.

Sales and Marketing

Sales and marketing expenses increased $17.1 million, or 80%, to $38.3 million, for the six months ended July 31, 2022, from $21.3 million for the six months ended July 31, 2021. The increase was primarily due to an increase of $12.3 million in employee related expenses associated with our sales and marketing teams, partially due to increased headcount and commissions and a $6.1 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount. Also contributing to the increase was a $2.4 million increase in travel and entertainment expenses, a $1.0 million increase in marketing expenses driven by increased events, and a $0.8 million increase in professional services fees.
General and Administrative
General and administrative expenses increased $20.4 million, or 101%, to $40.5 million for the six months ended July 31, 2022, from $20.1 million for the six months ended July 31, 2021. The increase was partially due to an increase of $14.3 million in employee related expenses, partially due to increased headcount and a $9.7 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount. The increase was also partially due to an increase of finance and accounting costs of $1.3 million, primarily due to accounting and consultant fees, and an increase of $2.5 million in directors’ and officers’ insurance.

Interest Expense
No interest expense was recognized during the six months ended July 31, 2022 because we had no debt outstanding during the period.
Interest expense for the six months ended July 31, 2021 was related to our credit agreement with SVB and Hercules which we repaid upon completion of the Business Combination.

Change in fair value of convertible notes and warrant liabilities
The change in fair value of convertible notes and warrant liabilities increased $6.6 million to a gain of $5.4 million for the six months ended July 31, 2022, from a loss of $1.3 million for the six months ended July 31, 2021.
The change in fair value of convertible notes and warrant liabilities during the six months ended July 31, 2022 reflects a $5.4 million gain due to the revaluation of the liability classified public and private placement warrants that were assumed in connection with the Business Combination.
The change in fair value of convertible notes and warrant liabilities during the six months ended July 31, 2021 reflects a $3.1 million loss due to the revaluation of the 2020 convertible promissory notes and a $0.2 million loss due to the revaluation of the Venture Tranche B convertible note, offset by a $2.0 million gain due to the revaluation of liability classified preferred stock warrants.
Other Income (Expense), net
Other income (expense) increased $1.8 million, to $1.5 million for the six months ended July 31, 2022, from $(0.3) million for the six months ended July 31, 2021. The increase was primarily due to an increase in interest income recognized during the six months ended July 31, 2022 as a result of our short-term investment balances and an increase in interest rates.
Provision for Income Taxes
Provision for income taxes was $0.5 million and $0.4 million for the six months ended July 31, 2022 and 2021, respectively. For the six months ended July 31, 2022 and 2021, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the six months ended July 31, 2022 and 2021 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

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

The table below reconciles our Gross Profit (the most directly comparable U.S. GAAP measure) to Non-GAAP Gross Profit, for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except percentages)	2022	2021	2022	2021
Gross Profit	$23,473	$10,586	$39,972	$23,417
Cost of revenue—Stock-based compensation	1,357	228	2,676	462
Amortization of acquired intangible assets	366	—	797	—
Non-GAAP Gross Profit	$25,196	$10,814	$43,445	$23,879
Gross Margin percentage	48%	35%	45%	38%
Non-GAAP Gross Margin percentage	52%	36%	49%	38%
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

The table below reconciles our net loss (the most directly comparable U.S. GAAP measure) to Adjusted EBITDA for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2022	2021	2022	2021
Net loss	$(39,529)	$(20,363)	$(83,889)	$(49,618)
Interest expense	—	2,611	—	5,138
Interest income	(1,311)	—	(1,423)	(4)
Income tax provision	154	170	468	428
Depreciation and amortization	11,588	11,041	23,213	22,516
Change in fair value of convertible notes and warrant liabilities	(2,112)	(6,769)	(5,388)	1,257
Stock-based compensation	20,581	4,874	40,403	7,976
Other (income) expense	158	84	(122)	265
Adjusted EBITDA	$(10,471)	$(8,352)	$(26,738)	$(12,042)
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

As of July 31, 2022 and January 31, 2022, we had $262.1 million and $490.8 million, respectively, in cash and cash equivalents. Additionally, as of July 31, 2022, we had short-term investments of $195.6 million which are highly liquid in nature and available for current operations. There were no short-term investments as of January 31, 2022. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.

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

As of July 31, 2022, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, purchase commitments for future satellite launch services, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 6, 9, and 12 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these cash requirements.

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

	Six Months Ended July 31,
(in thousands)	2022	2021
Net cash provided by (used in)
Operating activities	$(28,804)	$(8,303)
Investing activities	$(203,186)	$(6,222)
Financing activities	$4,050	$19,571
Net cash used in operating activities
Net cash used in operating activities for the six months ended July 31, 2022, primarily consisted of the net loss of $83.9 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included depreciation and amortization expense of $23.2 million and stock-based compensation expense of $40.4 million, which were partially offset by a change in fair value of warrant liabilities of $5.4 million. The net change in operating assets and liabilities primarily consisted of a $18.6 million decrease in accounts receivable which was offset by a $15.2 million decrease in deferred revenue, a $4.4 million increase in prepared expenses and other assets and a $1.9 million decrease in accounts payable, accrued and other liabilities.
Net cash used in operating activities for the six months ended July 31, 2021, primarily consisted of the net loss of $49.6 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items included depreciation and amortization expense of $22.5 million, stock-based compensation expense of $8.0 million and a change in fair value of warrant liabilities and convertible notes of $1.3 million. The net change in operating assets and liabilities primarily consisted of a $30.8 million decrease in accounts receivable and a $7.5 million increase in deferred hosting costs, which was offset by a $17.5 million decrease in deferred revenue, a $6.5 million decrease in accounts payable, accrued and other liabilities and $5.4 million increase in prepaid expenses and other assets.
Net cash used in investing activities
Net cash used in investing activities for the six months ended July 31, 2022, primarily consisted of purchases of property and equipment of $6.5 million, capitalized internal-use software costs of $1.3 million and purchases of available-for-sale securities of $195.1 million.
Net cash used in investing activities for the six months ended July 31, 2021, primarily consisted of purchases of property and equipment of $4.0 million and capitalized internal-use software costs of $1.9 million.
Net cash provided by financing activities
Net cash provided by financing activities for the six months ended July 31, 2022, primarily consisted of proceeds from the exercise of common stock options of $6.4 million, offset by payment of tax withholding obligations for vesting of restricted stock units of $2.2 million.

Net cash provided by financing activities for the six months ended July 31, 2021, consisted of proceeds from the exercise of common stock options of $21.8 million, inclusive of an early exercise of $17.9 million in July 2021, which was partially offset by payment of deferred transaction costs related to the Business Combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have in the past and may in the future be exposed to certain market risks, including foreign currency exchange risk, interest rate risk and inflation risk, in the ordinary course of our business. For information relating to quantitative and qualitative disclosures about these market risks, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our 2022 Form 10-K. With the exception of the below, our exposure to market risk has not changed materially since January 31, 2022.
As of July 31, 2022, we had $195.6 million of short-term investments, consisting of available-for-sale securities. The available-for-sale securities are recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a component of Other comprehensive income (loss), net of tax, We also had $94.5 million of cash equivalents that are comprised primarily of money market funds and commercial paper. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our condensed consolidated financial statements or liquidity as of July 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of July 31, 2022 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended July 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our assessment of the risk factors disclosed in our 2022 Form 10-K, except for the additional disclosure provided below.

Our investment portfolio may become impaired by deterioration of the financial markets.

Our cash equivalent and investment portfolio is invested with a goal of preserving our access to capital, and generally consists of money market funds, commercial paper, corporate debt securities, U.S. government and U.S. government agency debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. However, volatility in the global financial markets can negatively impact the value of our investments. If financial markets experience volatility, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. Our investments are designated as available-for-sale and carried at fair value each reporting period. Unrealized gains and losses are excluded from earnings and are reported as a component of other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or the we determine that the fair value of the security has declined below its adjusted cost basis and the decline is not due to a credit loss. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
Date: September 12, 2022

PLANET LABS PBC

By:	/s/ Ashley Johnson
Ashley Johnson
Chief Financial and Operating Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)