Form 10-Q
period 2022-10-31
Planet Labs PBC
filed 2022-12-14
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________  to _______________.
Commission file number: 001-40166
Planet Labs PBC
(Exact name of registrant as specified in its charter)

Delaware	85-4299396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

645 Harrison Street, Floor 4, San Francisco, California	94107
(Address of principal executive offices)	(Zip Code)
(415) 829-3313
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	PL	New York Stock Exchange
Warrants to purchase Class A common stock, at an exercise price of $11.50 per share	PL WS	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The registrant had 250,946,458 outstanding shares of Class A common stock, and 21,157,586 outstanding shares of Class B common stock, as of December 9, 2022.

Unless the context otherwise requires, the “Company”, “Planet”, “we,” “our,” “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended October 31, 2022 (the “Form 10-Q” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report (including in information that is incorporated by reference into this report) and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting Planet. Factors that may impact such forward-looking statements include:

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

Part I. - Financial Information
Item 1. Financial Statements
Planet Labs PBC
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value amounts)

	October 31, 2022	January 31, 2022
Assets
Current assets
Cash and cash equivalents	$199,124	$490,762
Short-term investments	226,163	—
Accounts receivable, net of allowance of $1,488 and $1,031, respectively	29,009	44,373
Prepaid expenses and other current assets	26,347	16,385
Total current assets	480,643	551,520
Property and equipment, net	115,385	133,280
Capitalized internal-use software, net	11,181	10,768
Goodwill	103,219	103,219
Intangible assets, net	12,419	14,197
Restricted cash, non-current	5,163	5,743
Operating lease right-of-use assets	15,806	—
Other non-current assets	3,412	2,714
Total assets	$747,228	$821,441
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,557	$2,850
Accrued and other current liabilities (1)	42,629	48,823
Deferred revenue (1)	47,698	64,233
Liability from early exercise of stock options	13,446	16,135
Operating lease liabilities, current	3,538	—
Total current liabilities	109,868	132,041
Deferred revenue (1)	—	3,579
Deferred hosting costs (1)	9,853	12,149
Public and private placement warrant liabilities	17,855	23,224
Deferred rent	—	798
Operating lease liabilities, non-current	14,024	—
Other non-current liabilities	1,461	1,405
Total liabilities	153,061	173,196
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at October 31, 2022 and January 31, 2022, 248,215,356 and 241,017,687 Class A shares issued and outstanding at October 31, 2022 and January 31, 2022, respectively, 21,157,586 Class B shares issued and outstanding at October 31, 2022 and January 31, 2022, 0 Class C shares issued and outstanding at October 31, 2022 and January 31, 2022 (1)	27	27
Additional paid-in capital	1,494,652	1,423,151
Accumulated other comprehensive income	943	2,096
Accumulated deficit	(901,455)	(777,029)
Total stockholders’ equity	594,167	648,245
Total liabilities and stockholders’ equity	$747,228	$821,441

(1)	Balance includes related-party transactions entered into with Google, LLC (“Google”). See Note 12.
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Revenue (1)	$49,704	$31,700	$138,281	$94,063
Cost of revenue (1)	24,728	20,811	73,333	59,757
Gross profit	24,976	10,889	64,948	34,306
Operating expenses
Research and development (1)	27,598	14,959	79,085	39,521
Sales and marketing	19,383	12,441	57,721	33,691
General and administrative	20,627	11,800	61,128	31,939
Total operating expenses	67,608	39,200	197,934	105,151
Loss from operations	(42,632)	(28,311)	(132,986)	(70,845)
Interest income	2,853	8	4,276	12
Interest expense	—	(2,612)	—	(7,750)
Change in fair value of convertible notes and warrant liabilities	(19)	(10,172)	5,369	(11,429)
Other income (expense), net	1	(60)	123	(325)
Total other income (expense), net	2,835	(12,836)	9,768	(19,492)
Loss before provision for income taxes	(39,797)	(41,147)	(123,218)	(90,337)
Provision for income taxes	439	394	907	822
Net loss	$(40,236)	$(41,541)	$(124,125)	$(91,159)
Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(0.88)	$(0.47)	$(1.97)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	267,947,661	47,137,377	266,104,962	46,360,220

(1)	Balance includes related-party transactions entered into with Google. See Note 12.
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Net loss	$(40,236)	$(41,541)	$(124,125)	$(91,159)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(235)	139	82	335
Change in fair value of available-for-sale securities	(1,538)	—	(1,235)	—
Other comprehensive income (loss), net of tax	(1,773)	139	(1,153)	335
Comprehensive loss	$(42,009)	$(41,402)	$(125,278)	$(90,824)

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2021	131,252,627	$13	43,946,198	$4	$745,630	$1,769	$(639,905)	$107,511
Issuance of Class A common stock from the exercise of common stock options	—	—	637,684	—	2,156	—	—	2,156
Stock-based compensation	—	—	—	—	3,243	—	—	3,243
Change in translation	—	—	—	—	—	274	—	274
Net loss	—	—	—	—	—	—	(29,255)	(29,255)
Balances at April 30, 2021	131,252,627	$13	44,583,882	$4	$751,029	$2,043	$(669,160)	$83,929
Issuance of Class A common stock from the exercise of common stock options	—	—	2,358,627	—	1,724	—	—	1,724
Stock-based compensation	—	—	—	—	5,066	—	—	5,066
Change in translation	—	—	—	—	—	(78)	—	(78)
Net loss	—	—	—	—	—	—	(20,363)	(20,363)
Balances at July 31, 2021	131,252,627	$13	46,942,509	$4	$757,819	$1,965	$(689,523)	$70,278
Issuance of Class A common stock from the exercise of common stock options	—	—	1,215,238	—	2,986	—	—	2,986
Vesting of restricted stock awards	—	—	—	—	896	—	—	896
Issuance of recourse note to employee	—	—	—	—	(389)	—	—	(389)
Stock-based compensation	—	—	—	—	4,824	—	—	4,824
Change in translation	—	—	—	—	—	139	—	139
Net loss	—	—	—	—	—	—	(41,541)	(41,541)
Balances at October 31, 2021	131,252,627	$13	48,157,747	$4	$766,136	$2,104	$(731,064)	$37,193

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2022	262,175,273	$27	$1,423,151	$2,096	$(777,029)	$648,245
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(301)	(301)
Issuance of Class A common stock from the exercise of common stock options	3,524,182	—	6,203	—	—	6,203
Issuance of Class A common stock upon vesting of restricted stock units	215,178	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(75,442)	—	(411)	—	—	(411)
Stock-based compensation	—	—	20,259	—	—	20,259
Change in translation	—	—	—	175	—	175
Net loss	—	—	—	—	(44,360)	(44,360)
Balances at April 30, 2022	265,931,102	$27	$1,450,098	$2,271	$(821,690)	$630,706
Issuance of Class A common stock from the exercise of common stock options	605,690	—	1,455	—	—	1,455
Issuance of Class A common stock upon vesting of restricted stock units	1,061,915	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(381,149)	—	(1,753)	—	—	(1,753)
Stock-based compensation	—	—	21,033	—	—	21,033
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	303	—	303
Other	—	—	390	—	—	390
Change in translation	—	—	—	142	—	142
Net loss	—	—	—	—	(39,529)	(39,529)
Balances at July 31, 2022	267,309,469	$27	$1,472,119	$2,716	$(861,219)	$613,643
Issuance of Class A common stock from the exercise of common stock options	1,452,777	—	4,491	—	—	4,491
Issuance of Class A common stock upon vesting of restricted stock units	817,320	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(298,535)	—	(2,164)	—	—	(2,164)
Stock-based compensation	—	—	19,810	—	—	19,810
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(1,538)	—	(1,538)
Other	—	—	(500)	—	—	(500)
Change in translation	—	—	—	(235)	—	(235)
Net loss	—	—	—	—	(40,236)	(40,236)
Balances at October 31, 2022	269,372,942	$27	$1,494,652	$943	$(901,455)	$594,167

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended October 31,
	2022	2021
Operating activities
Net loss	$(124,125)	$(91,159)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	33,997	33,865
Stock-based compensation, net of capitalized cost of $1,261 and $514, respectively	59,841	12,619
Change in fair value of convertible notes and warrant liabilities	(5,369)	11,429
Deferred income taxes	39	406
Amortization of debt discount and issuance costs	—	2,328
Other	516	140
Changes in operating assets and liabilities
Accounts receivable	15,237	32,336
Prepaid expenses and other assets	(9,472)	(12,860)
Accounts payable, accrued and other liabilities	(8,649)	2,061
Deferred revenue	(19,382)	(17,401)
Deferred hosting costs	(1,751)	6,759
Deferred rent	—	(1,539)
Net cash used in operating activities	(59,118)	(21,016)
Investing activities
Purchases of property and equipment	(9,008)	(6,051)
Capitalized internal-use software	(1,737)	(2,678)
Maturities of available-for-sale securities	13,000	—
Purchases of available-for-sale securities	(239,321)	—
Other	(412)	(454)
Net cash used in investing activities	(237,478)	(9,183)
Financing activities
Proceeds from the exercise of common stock options	10,909	6,866
Class A common stock withheld to satisfy employee tax withholding obligations	(4,328)	—
Proceeds from the early exercise of common stock options	—	17,928
Payment of transaction costs related to the Business Combination	(326)	(5,281)
Other	122	—
Net cash provided by financing activities	6,377	19,513
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,781)	(807)
Net decrease in cash, cash equivalents and restricted cash	(292,000)	(11,493)
Cash, cash equivalents and restricted cash at the beginning of the period	496,814	76,540
Cash, cash equivalents and restricted cash at the end of the period	$204,814	$65,047

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

(2)Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Operating results for the three and nine months ended October 31, 2022 are not necessarily indicative of the results expected for the fiscal year ending January 31, 2023 or any other future period.
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of Planet Labs PBC and its wholly-owned subsidiaries. Revenue for the three months ended October 31, 2022 includes an out of period adjustment of $2.1 million. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year end is January 31.
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
Liquidity
Since its inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to incur additional operating losses and negative cash flows from operations as it seeks to expand its business. As of October 31, 2022 and January 31, 2022, the Company had $199.1 million and $490.8 million of cash and cash equivalents, respectively. Additionally, as of October 31, 2022, the Company had short-term investments of $226.2 million which are highly liquid in nature and available for current operations. There were no short-term investments as of January 31, 2022.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with financial institutions in the U.S. and checking accounts with financial institutions in Canada, Germany, the Netherlands and Singapore that management believes are of high credit quality. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits of cash, cash equivalents or short-term investments. The maximum amount of loss at October 31, 2022 that the Company would incur if parties to cash, cash equivalents and short-term investments failed completely to perform according to the terms of the contracts is $424.5 million.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. As of October 31, 2022, two customers accounted for 16% and 12% of accounts receivable, respectively. As of January 31, 2022, four customers accounted for 23%, 14%, 12% and 10% of accounts receivable, respectively.
For the three months ended October 31, 2022, one customer accounted for 23% of revenue. For the nine months ended October 31, 2022, two customers accounted for 18% and 10% of revenue, respectively.
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
Short-term investments are evaluated for allowances and impairment quarterly. The Company considers various factors in determining whether an allowance for expected credit losses or an impairment charge should be recognized, such as the credit quality of the issuer, the duration, severity of and the reason for the decline in value, the potential recovery period, and the Company’s intent to sell. No allowances or impairment charges were recognized during the three and nine months ended October 31, 2022 and 2021.

Recently Adopted Accounting Pronouncements
The following section provides information about accounting pronouncements adopted during the nine months ended October 31, 2022.
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

(4)Revenue
Deferred Revenue
During the nine months ended October 31, 2022 and 2021, the Company recognized revenue of $50.4 million and $35.3 million, respectively, that had been included in deferred revenue as of January 31, 2022 and 2021, respectively.

Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $130.8 million as of October 31, 2022, which consists of both deferred revenue of $47.7 million and non-cancelable contracted revenue that will be invoiced in future periods of $83.1 million. The Company expects to recognize approximately 81% of the remaining performance obligation over the next 12 months, approximately 96% of the remaining obligation over the next 24 months, and the remainder thereafter.
Remaining performance obligations do not include unexercised contract options, firm orders where funding has not been appropriated and contracts which provide the customer with a right to terminate for convenience without incurring a substantive termination penalty.

Disaggregation of Revenue
The following table disaggregates revenue by major geographic region:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
United States	$27,191	$14,789	$71,672	$39,293
Norway	3,226	2,100	6,780	10,914
Rest of World	19,287	14,811	59,829	43,856
Total revenue	$49,704	$31,700	$138,281	$94,063
No single country in the Rest of World accounted for more than 10% of revenue for the three and nine months ended October 31, 2022 and October 31, 2021.

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
During the three and nine months ended October 31, 2022, the Company deferred $0.2 million and $2.7 million of commission expenditures to be amortized in future periods, respectively. Amortization of commission expenditures was $0.5 million and $1.3 million for the three and nine month periods ended October 31, 2022, respectively.
During the three and nine months ended October 31, 2021, the Company deferred $0.1 million and $1.2 million of commission expenditures to be amortized in future periods, respectively. Amortization of commission expenditures was $0.4 million and $1.7 million for the three and nine month periods ended October 31, 2021, respectively.
As of October 31, 2022 and January 31, 2022, deferred commissions consisted of the following:

(in thousands)	October 31, 2022	January 31, 2022
Deferred commission, current	$1,867	$1,375
Deferred commission, non-current	1,964	1,083
Total deferred commission	$3,831	$2,458
The current portion of deferred commissions are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The non-current portion of deferred commissions are included in other non-current assets on the condensed consolidated balance sheets.

(5)Fair Value of Financial Assets and Liabilities
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of October 31, 2022 and January 31, 2022 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

	October 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$64,187	$—	$—
Repurchase securities	—	5,000	—
Restricted cash: money market funds	5,006	—	—
Short-term investments:
U.S. Treasury securities	55,444	—	—
Commercial paper	—	37,204	—
Corporate bonds	—	127,553	—
U.S. government agency securities	—	5,962	—
Total assets	$124,637	$175,719	$—
Liabilities
Public Warrants	$7,590	$—	$—
Private Placement Warrants	—	—	10,265
Total liabilities	$7,590	$—	$10,265

	January 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents: money market funds	$470,066	$—	$—
Restricted cash: money market funds	5,875	—	—
Total assets	$475,941	$—	$—
Liabilities
Public Warrants	$10,764	$—	$—
Private Placement Warrants	—	—	12,460
Total liabilities	$10,764	$—	$12,460
The fair value of cash held in banks and accrued liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the table above.
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds for the three and nine months ended October 31, 2022 and 2021.
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
Level 3 Disclosures
The following is a rollforward of Level 3 liabilities measured at fair value:

(in thousands)	Private Placement Warrants	Convertible Notes	Preferred Stock Warrant Liability
Fair value at end of year, January 31, 2021	$—	$101,212	$11,359
Change in fair value	—	4,691	3,335
Fair value at April 30, 2021	$—	$105,903	$14,694
Change in fair value	—	(1,439)	(5,330)
Fair value at July 31, 2021	$—	$104,464	$9,364
Change in fair value	—	5,489	4,683
Fair value at October 31, 2021	$—	$109,953	$14,047

Fair value at end of year, January 31, 2022	$12,460	$—	$—
Change in fair value	(1,068)	—	—
Fair value at April 30, 2022	$11,392	$—	$—
Change in fair value	(801)	—	—
Fair value at July 31, 2022	$10,591	$—	$—
Change in fair value	(326)	—	—
Fair value at October 31, 2022	$10,265	$—	$—

Private Placement Warrants
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility inputs utilized for the fair value measurements of the Private Placement Warrants as of October 31, 2022 and January 31, 2022 were 65.0% and 60.0%, respectively.

Convertible Notes
In connection with the Business Combination, the convertible notes converted into shares of Class A common stock. The Company measured the fair value of the convertible notes upon conversion based on the closing price of the Company’s Class A common stock on the date of the Business Combination and the number of Class A common stock shares into which the notes converted.
As of October 31, 2021, the Company measured its convertible notes at fair value based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy. The fair value of the convertible notes as of October 31, 2021 was estimated using a market approach. The significant unobservable inputs used in the fair value measurement of the Company’s convertible notes are the probability of conversion upon Business Combination and discount for lack of marketability.
The following table provides quantitative information associated with the fair value measurement of the convertible notes as of October 31, 2021:

	Fair Value as of October 31, 2021	Valuation Technique	Unobservable Input Description	Input
	(in thousands)
Convertible Notes	$109,953	Market Approach	Probability of Conversion upon Business Combination	100%
			Discount for lack of marketability	5%
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
As of October 31, 2021, the Company measured its liabilities for the preferred stock warrants at fair value based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy. The fair value of the preferred stock warrant liabilities as of October 31, 2021 was estimated using a market approach and the Black-Scholes option pricing model. The significant unobservable inputs used in the fair value measurement of the Company’s preferred stock warrant liabilities are probability of conversion upon Business Combination, volatility, term and discount for lack of marketability
The following table provides quantitative information associated with the fair value measurement of the preferred stock warrant liability as of October 31, 2021:

	Fair Value as of October 31, 2021	Valuation Technique	Unobservable Input Description	Input
	(in thousands)
Preferred Stock Warrant Liability	$14,047	Black-Scholes	Expected Term	8.4 years
			Volatility	60%
			Risk-free interest rate	1.49%
			Dividend yield	0%
		Market approach	Probability of Conversion upon Business Combination	100%
			Discount for lack of marketability	5%
Other
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of October 31, 2022 and January 31, 2022, there were no material non-financial assets recorded at fair value.

(6)Leases
The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of October 31, 2022, the Company has no finance leases.
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
Operating lease costs were $1.8 million and $4.7 million for the three and nine months ended October 31, 2022, respectively. Variable lease expenses, short-term lease expenses and sublease income were immaterial for the three and nine months ended October 31, 2022.
Operating cash flows from operating leases were $1.9 million and $5.9 million for the three and nine months ended October 31, 2022, respectively.
Right of use assets obtained in exchange for operating lease liabilities were $11.7 million for the three and nine month periods ended October 31, 2022.

Maturities of operating lease liabilities as of October 31, 2022 were as follows:

(in thousands)
Remainder of Fiscal Year 2023	$1,834
2024	4,069
2025	5,147
2026	5,063
2027	3,905
Thereafter	31
Total lease payments	$20,049
Less: Imputed interest	(2,487)
Total lease liabilities	$17,562
Weighted average remaining lease term (years)	3.8
Weighted average discount rate	6.8%

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

In accordance with ASC Topic 840, rent expense for the three and nine months ended October 31, 2021 was $0.8 million and $2.3 million, respectively, net of sublease income. Sublease income was immaterial for the three and nine months ended October 31, 2021.
(7)Balance Sheet Components
Cash and Cash Equivalents and Restricted cash
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash balances of $5.7 million and $6.1 million as of October 31, 2022 and January 31, 2022, respectively. The restricted cash balances as of October 31, 2022 primarily consisted of $4.1 million of collateral money market accounts for the Company’s headquarters and other domestic office operating leases and $1.3 million of performance guarantees required for the Company’s foreign sales activities. The restricted cash balances as January 31, 2022 primarily consisted of $4.2 million of collateral money market accounts for the Company’s headquarters and other domestic office operating leases and $1.6 million of performance guarantees required for the Company’s foreign sales activities.
A reconciliation of the Company’s cash and cash equivalents in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows as of October 31, 2022 and January 31, 2022 is as follows:

(in thousands)	October 31, 2022	January 31, 2022
Cash and cash equivalents	$199,124	$490,762
Restricted cash, current	527	309
Restricted cash, non-current	5,163	5,743
Total cash, cash equivalents and restricted cash	$204,814	$496,814
The current restricted cash balances as of October 31, 2022 and January 31, 2022 are included in prepaid expenses and other current assets.
Short-term Investments
Short-term investments consisted of the following as of October 31, 2022:

		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S Treasury securities	$55,703	$—	$(259)	$55,444
Commercial paper	37,124	80	—	37,204
Corporate bonds	128,536	—	(983)	127,553
U.S. government agency securities	6,035	—	(73)	5,962
Total short-term investments	$227,398	$80	$(1,315)	$226,163
The following table summarizes the contracted maturities of the Company’s short-term investments as of October 31, 2022:

	October 31, 2022
(in thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$139,754	$139,332
Due in 1-2 years	87,644	86,831
	$227,398	$226,163
There were no short-term investments as of January 31, 2022.
Property and Equipment, Net
Property and equipment, net consists of the following:

(in thousands)	October 31, 2022	January 31, 2022
Satellites*	$314,410	$310,861
Leasehold improvements	15,363	15,448
Ground stations and ground station equipment	15,024	12,685
Office furniture, equipment and fixtures	5,546	5,335
Computer equipment and purchased software	8,365	8,197
Total property and equipment, gross	358,708	352,526
Less: Accumulated depreciation	(243,323)	(219,246)
Total property and equipment, net	$115,385	$133,280

*	Satellites include $13.6 million and $13.7 million of satellites in process and not placed into service as of October 31, 2022 and January 31, 2022, respectively.
There was no interest expense associated with manufactured satellites for the three and nine months ended October 31, 2022. Interest expense associated with manufactured satellites was not material for the three and nine months ended October 31, 2021.

The Company’s long-lived assets by geographic region are as follows:

(in thousands)	October 31, 2022	January 31, 2022
United States	$110,834	$130,230
Rest of World	4,551	3,050
Total property and equipment, net	$115,385	$133,280
The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of October 31, 2022 and January 31, 2022.
Total depreciation expense for the three and nine months ended October 31, 2022 was $9.4 million and $30.0 million, respectively, of which $9.0 million and $27.2 million, respectively, was depreciation expense specific to satellites. Total depreciation expense for the three and nine months ended October 31, 2021 was $9.6 million and $28.1 million, respectively, of which $8.4 million and $24.5 million, respectively, was depreciation expense specific to satellites.

Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

(in thousands)	October 31, 2022	January 31, 2022
Capitalized internal-use software	$38,795	$36,453
Less: Accumulated amortization	(27,614)	(25,685)
Capitalized internal-use software, net	$11,181	$10,768
There was no interest expense associated with capitalized internal-use software costs for the three and nine months ended October 31, 2022. Interest expense associated with capitalized internal-use software costs was not material for the three and nine months ended October 31, 2021.
Amortization expense for capitalized internal-use software for the three and nine months ended October 31, 2022 was $0.7 million and $1.9 million, respectively. Amortization expense for capitalized internal-use software for the three and nine months ended October 31, 2021 was $1.3 million and $4.5 million, respectively.
Goodwill and Intangible Assets
Goodwill and Intangible assets consist of the following:

	October 31, 2022				January 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$16,557	$(8,548)	$(8)	$8,001	$16,557	$(7,583)	$(9)	$8,965
Image library	12,194	(10,851)	262	1,605	12,028	(10,610)	104	1,522
Customer relationships	3,951	(2,619)	7	1,339	3,951	(2,161)	8	1,798
Trade names and other	4,551	(3,117)	40	1,474	4,551	(2,678)	39	1,912
Total intangible assets	$37,253	$(25,135)	$301	$12,419	$37,087	$(23,032)	$142	$14,197
Goodwill	$101,413	$—	$1,806	$103,219	$101,413	$—	$1,806	$103,219
Amortization expense for the three and nine months ended October 31, 2022 was $0.7 million and $2.1 million, respectively. Amortization expense for the three and nine months ended October 31, 2021 was $0.5 million and $1.3 million, respectively.
Estimated future amortization expense of intangible assets at October 31, 2022, is as follows:

(in thousands)
Remainder of Fiscal Year 2023	$775
2024	3,056
2025	2,136
2026	1,214
2027	1,108
Thereafter	4,130
$12,419

Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

(in thousands)	October 31, 2022	January 31, 2022
Deferred R&D service liability (see Note 8)	$22,673	$21,878
Payroll and related expenses	5,254	6,007
Deferred hosting costs	4,512	3,967
Deferred rent	—	2,193
Withholding taxes and other taxes payable	1,803	3,731
Other accruals	8,387	11,047
Total accrued and other current liabilities	$42,629	$48,823

(8)Research and Development Arrangements
Research and Development Services Agreement
In December 2020, the Company entered into a development services agreement whereby the Company agreed to provide the technical knowledge and services to design and develop certain prototype satellites and deliver and test early data collected (the “R&D Services Agreement”). The R&D Services Agreement, including subsequent amendments to such agreement, provides for a fee of $45.8 million to be paid to the Company as specified milestones are achieved over a three year period. The R&D Services Agreement is unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the R&D Services Agreement and retains all developed intellectual property. The Company has no obligation to repay any of the funds received regardless of the outcome of the development work; therefore, the arrangement is accounted for as funded research and development pursuant to ASC 730-20, Research and Development. As ASC 730-20 does not indicate the accounting model for research and development services, the Company determined the total transaction price is recognized over the agreement term as a reduction of research and development expenses based on a cost incurred method.

During the three and nine months ended October 31, 2022, the Company recognized $4.1 million and $10.7 million of fees and incurred $4.1 million and $10.7 million of research and development expenses, respectively, in connection with the R&D Services Agreement. During the three and nine months ended October 31, 2021, the Company recognized $1.4 million and $2.7 million of fees and incurred $1.5 million and $2.8 million of research and development expenses, respectively. As of October 31, 2022 and January 31, 2022 , the Company had received a total of $36.3 million and $26.7 million, respectively, under the R&D Services Agreement.

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

During the three and nine months ended October 31, 2022, the Company recognized $1.2 million and $1.4 million of fees and incurred $1.3 million and $1.6 million of research and development expenses, respectively, in connection with the R&D Services Agreement. As of October 31, 2022, the Company has not received any funding under the R&D Services Agreement.

(9)Commitments and Contingencies

Launch Services
The Company has purchase commitments for future satellite launch services to be performed by third- parties subsequent to October 31, 2022. Future purchase commitments under noncancelable launch service contracts as of October 31, 2022 are as follows:

(in thousands)
Remainder of Fiscal Year 2023	$45
2024	1,025
Thereafter	—
Total purchase commitments	$1,070
Other
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 12). Future minimum purchase commitments under the noncancelable hosting service agreement with Google as of October 31, 2022 is as follows:

(in thousands)
Remainder of Fiscal Year 2023	$4,453
2024	28,050
2025	30,120
2026	31,190
2027	32,725
Thereafter	33,427
Total purchase commitments	$159,965
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
In connection with the Business Combination (see Note 3), the Venture Tranche B loans converted into 754,378 shares of the Company’s Class A common stock, and there were no loan amounts outstanding as of October 31, 2022 or January 31, 2022.
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
In connection with the Business Combination (see Note 3), the outstanding principal, accrued interest and repayment fees of $67.1 million relating to the Credit Agreement with SVB and Hercules was repaid. Therefore, there were no loan amounts outstanding as of October 31, 2022 or January 31, 2022.

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
In July 2021, the Company amended certain terms of its 2020 Convertible Notes to provide for, among other things, the automatic conversion of the outstanding principal and accrued interest under the 2020 Convertible Notes into shares of common stock immediately prior to the Business Combination. The amended terms of the 2020 Convertible Notes were not considered substantially different than the original terms of such 2020 Convertible

Notes. As such, the 2020 Convertible Notes continued to be recognized at fair value pursuant to the fair value option.
In connection with the Business Combination (see Note 3), the 2020 Convertible Notes converted into 9,824,143 shares of the Company’s Class A Common Stock, therefore there were no 2020 Convertible Notes outstanding as of October 31, 2022 or January 31, 2022.
In connection with the Business Combination (see Note 3), 450,205 of the Series D convertible preferred stock warrants discussed above converted into warrants for Class A common stock and were exercised on a cashless basis, resulting in the issuance of 27,713 shares of Class A common stock. The remaining 1,065,594 Series D convertible preferred stock warrants that were not exercised converted into warrants for Class A common stock shares and remained outstanding and exercisable as of October 31, 2022 and January 31, 2022. As of October 31, 2022, the outstanding warrants have a weighted average remaining term of 7.4 years.
The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs and the amortization of debt discounts.

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
Contractual interest coupon	$—	$1,828	$—	$5,422
Amortization of debt issuance costs	—	229	—	679
Amortization of debt discounts	—	555	—	1,649
Total interest expense	$—	$2,612	$—	$7,750

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
As of October 31, 2022 and January 31, 2022, there were 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.

(12)Related Party Transactions
As of October 31, 2022 and January 31, 2022, Google owned greater than 10% of the Company’s common shares with a total investment of 31,942,641 shares of Class A common stock.
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
In April 2017, the Company and Google entered into a five year content license agreement pursuant to which the Company licenses imagery content to Google. In April 2022, the agreement automatically renewed for a period of one-year. The agreement will terminate in April 2023, unless it is extended for up to one year if the delivery obligations are not met by the company, or it is otherwise renewed at Google’s discretion for an additional year, in each case in accordance with its terms. Additionally, Google may terminate the agreement prior to April 2023 once the Company’s outstanding delivery obligations are completed. As of October 31, 2022 and January 31, 2022, the deferred revenue balance associated with the content license agreement was $2.5 million and $12.2 million, respectively. For the three and nine months ended October 31, 2022, the Company recognized revenue of $3.3 million and $9.7 million, respectively, related to the content license agreement. For the three and nine months ended October 31, 2021, the Company recognized revenue of $1.5 million and $5.6 million, respectively, related to the content license agreement.
In addition, the Company purchases hosting and other services from Google, of which $14.4 million and $16.1 million is deferred as of October 31, 2022 and January 31, 2022, respectively. For the three and nine months ended October 31, 2022, the Company recorded hosting expense of $6.0 million and $17.7 million, respectively. For the three and nine months ended October 31, 2021, the Company recorded hosting expense of $5.0 million and $13.7 million, respectively. As of October 31, 2022 and January 31, 2022, the Company’s accounts payable and accrued liabilities balance included $2.5 million and $2.0 million related to hosting and other services provided by Google, respectively.
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increases the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 9 for future Google hosting purchase commitments, including the amended commitments, as of October 31, 2022.

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
Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$1,317	$226	$3,992	$688
Research and development	8,282	1,901	25,903	4,582
Sales and marketing	3,221	677	10,615	1,959
General and administrative	6,990	2,020	20,592	5,904
Total expense	19,810	4,824	61,102	13,133
Capitalized to internal-use software development costs and property and equipment	(372)	(181)	(1,261)	(514)
Total stock-based compensation expense	$19,438	$4,643	$59,841	$12,619

Stock Options
A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2022	41,907,551	$4.63	6.71
Exercised	(4,893,120)	$2.23
Forfeited	(968,342)	$5.82
Balances at October 31, 2022	36,046,089	$4.93	6.33	$48,339
Vested and exercisable at October 31, 2022	25,820,674	$3.95	5.57	$44,025
As of October 31, 2022, total unrecognized compensation cost related to stock options was $35.4 million, which is expected to be recognized over a period of 2.3 years.
Restricted Stock Units
A summary of Restricted Stock Unit (“RSU”) activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2022	5,439,736	$9.42
Vested	(2,094,413)	$7.16
Granted	13,962,454	$4.91
Forfeited	(933,977)	$5.73
Balances at October 31, 2022	16,373,800	$6.08
During the nine months ended October 31, 2022, the Company granted 13,962,454 RSUs, which generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.
Stock-based compensation expense recognized for RSUs during the three and nine months ended October 31, 2022 was $8.5 million and $26.2 million, respectively. As of October 31, 2022, total unrecognized compensation cost related to RSUs was $74.5 million which are expected to be recognized over a period of approximately 3.0 years.
RSUs granted in periods prior to the Business Combination were subject to both time-based service and liquidity event vesting requirements. The liquidity event requirement was met upon the closing of the Business Combination on December 7, 2021 and recognition of stock-based compensation commenced on such date. Accordingly, there was no expense recognized for RSUs during the three and nine months ended October 31, 2021.
Early Exercises of Stock Options
The Legacy Incentive Plans provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. As of October 31, 2022, the Company had a $13.4 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 1,378,654.
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
No Earn-out Shares vested during the three and nine months ended October 31, 2022. As of October 31, 2022, there were 4,469,659 Earn-out Shares outstanding relating to Former Planet equity award holders.

During the three and nine months ended October 31, 2022, the Company recognized $6.3 million and $20.6 million of stock-based compensation expense related to the Earn-out Shares, respectively. As of October 31, 2022, total unrecognized compensation cost related to the Earn-out Shares was $11.4 million. These costs are expected to be recognized over a period of approximately 1 year.

(14) Income Taxes
The Company recorded income tax expense of $0.4 million and $0.9 million for the three and nine months ended October 31, 2022. The Company recorded income tax expense of $0.4 million and $0.8 million for the three and nine months ended October 31, 2021. For the three and nine months ended October 31, 2022 and 2021, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three and nine months ended October 31, 2022 and 2021 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of the Company’s U.S. and foreign deferred tax assets and foreign rate differences.

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

The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. Gross unrecognized tax benefits were $6.5 million and $5.7 million as of October 31, 2022 and January 31, 2022, respectively. The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate due to the valuation allowance against the deferred tax assets. The Company determined that no accrual for interest and penalties was required as of October 31, 2022 and January 31, 2022 and no such expenses were incurred in the periods presented.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(40,236)	$(41,541)	$(124,125)	$(91,159)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	267,947,661	47,137,377	266,104,962	46,360,220
Basic and diluted net loss per share attributable to common stockholders	$(0.15)	$(0.88)	$(0.47)	$(1.97)

Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential Class A common stock and Class B common stock outstanding would have been anti-dilutive.
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of October 31,
	2022	2021
Convertible Preferred Stock	—	131,252,627
Convertible notes	—	8,096,863
Warrants to purchase Series B Convertible Preferred Stock	—	761,340
Warrants to purchase Series D Convertible Preferred Stock	—	2,261,713
Warrants to purchase Class A common stock	1,065,594	—
Common stock options	36,046,089	44,518,179
Restricted Stock Units	16,373,800	5,338,467
Earn-out Shares	25,928,669	—
dMY Sponsor Earn-out Shares	862,500	—
Public Warrants	6,899,982	—
Private Placement Warrants	5,933,333	—
Early exercised common stock options, subject to future vesting	1,378,654	1,746,297
Shares issued in connection with acquisition, subject to future vesting	339,619	—
	94,828,240	193,975,486

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PLANET
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Planet Labs PBC. The MD&A is provided as a supplement and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q, as well as our audited annual consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2022 (the “2022 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” of our 2022 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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

Our proprietary data set and analytics are delivered pursuant to subscription and usage-based data licensing agreements and are accessed by our customers through our online platform and subscription APIs. We believe our efficient cost structure, one-to-many business model and differentiated data set have enabled us to grow our customer base across multiple vertical markets. As of October 31, 2022, our EoP Customer Count was 864 customers, which represented a 16% year-over-year growth when compared to October 31, 2021. Our EoP Customer Count has grown quarter-over-quarter for every quarter in the prior two years. For a definition of EoP Customer Count see the section titled “Key Operational and Business Metrics.” Over 90% of our customers sign annual or multiyear contracts, with an average contract length of approximately two years, weighted on an annual contract value basis.

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

The Business Combination was accounted for as a reverse recapitalization, with no goodwill or other intangible assets recorded, in accordance with U.S. GAAP. Under the guidance in Accounting Standard Codification 805, Business Combinations, dMY IV was treated as the “acquired” company for financial reporting purposes. Former Planet was deemed to be the accounting predecessor of the combined business, and Planet Labs PBC, as the parent company of the combined business, is the successor SEC registrant, meaning that our reported consolidated assets, liabilities and results of operations prior to the Business Combination are those of Former Planet.
Upon the closing of the Business Combination, we received aggregate gross proceeds of $590.4 million, including $252.0 million in gross proceeds from a Private Investment in Public Equity financing which closed substantially simultaneously with the Business Combination. We paid approximately $57.2 million of transaction expenses in connection with the Business Combination. We also repaid our existing debt of approximately $67.1 million, including repayment fees associated with the debt of approximately $2.0 million and accrued interest, after the Business Combination was consummated. In addition, immediately prior to the effective time of the Business Combination, Former Planet’s outstanding convertible notes were automatically converted into shares of Class A common stock, and as such, the converted convertible notes are no longer outstanding and ceased to exist at the effective time of the Business Combination.

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
Net Dollar Retention Rate

	Nine Months Ended October 31,
	2022	2021
Net Dollar Retention Rate	122.6%	98.0%
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate increased to 122.6% for the nine months ended October 31, 2022, as compared to 98.0% for the nine months ended October 31, 2021, primarily due to higher renewal value of large government contracts and the expansion of large agricultural customers in the nine months ended October 31, 2022.

Net Dollar Retention Rate including Winbacks

	Nine Months Ended October 31,
	2022	2021
Net Dollar Retention Rate including Winbacks	124.5%	105.0%
We report on two metrics for net dollar retention—net retention excluding winbacks and including winbacks. A winback is a previously existing customer who was inactive at the start of the current fiscal year, but has reactivated during the current fiscal year. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks increased to 124.5% for the nine months ended October 31, 2022, as compared to 105.0% for the nine months ended October 31, 2021, primarily due to higher renewal value of large government contracts and the expansion of large agricultural customers in the nine months ended October 31, 2022.
EoP Customer Count

	As of October 31,
	2022	2021
EoP Customer Count	864	742
We define EoP Customer Count as the total count of all existing customers at the end of the period. We define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count increased to 864 as of October 31, 2022, as compared to 742 as of October 31, 2021. The increase was primarily attributable to the increased demand for our data as well as the acquisition of VanderSat in December 2021.
Percent of Recurring ACV

	As of October 31,
	2022	2021
% Recurring ACV	94.0%	94.0%
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

Capital Expenditures as a Percentage of Revenue

	Three Months Ended October 31,		Nine Months Ended October 31,
	2022	2021	2022	2021
Capital Expenditures as Percentage of Revenue	6.0%	8.9%	7.8%	9.3%
We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue decreased to 6.0% and 7.8% for the three and nine months ended October 31, 2022, as compared to 8.9% and 9.3% for the three and nine months ended October 31, 2021, respectively. The decrease in Capital Expenditures as a Percentage of Revenue was primarily attributable to an increase in revenue. Capital Expenditures for the three and nine months ended October 31, 2022 as compared to the three and nine ended October 31, 2021 increased. The increase was primarily attributable to an increase in ground station assets, offset in part by a decrease in capitalized internal-use software.

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
Interest Income
Interest income primarily consists of interest earned on our cash, cash equivalents and short-term investments. Our cash equivalent and short-term investment portfolio is invested with a goal of preserving our access to capital, and generally consists of money market funds, commercial paper, corporate debt securities and U.S. government and U.S. government agency debt securities.
Interest Expense
Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt issuance costs for our loans. Our debt as of October 31, 2021 included loans with Venture Lending & Leasing, Inc. (“Venture”), an affiliate of Western Technology Investment and our Credit Agreement with Silicon Valley Bank (“SVB”) and Hercules Capital, Inc. (“Hercules”). We repaid our debt in connection with the Business Combination and we had no debt outstanding as of October 31, 2022.
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
Other Income (Expenses), net
Other income (expenses), net, primarily consists of net gains or losses on foreign currency.
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

Results of Operations
Three months ended October 31, 2022 compared to three months ended October 31, 2021
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Three Months Ended October 31,		$	%
(in thousands, except percentages)	2022	2021	Change	Change
Revenue	$49,704	$31,700	$18,004	57%
Cost of revenue	24,728	20,811	3,917	19%
Gross profit	24,976	10,889	14,087	129%
Operating expenses
Research and development	27,598	14,959	12,639	84%
Sales and marketing	19,383	12,441	6,942	56%
General and administrative	20,627	11,800	8,827	75%
Total operating expenses	67,608	39,200	28,408	72%
Loss from operations	(42,632)	(28,311)	(14,321)	51%
Interest income	2,853	8	2,845	35,563%
Interest expense	—	(2,612)	2,612	(100)%
Change in fair value of convertible notes and warrant liabilities	(19)	(10,172)	10,153	(100)%
Other income (expense), net	1	(60)	61	(102)%
Total other income (expense), net	2,835	(12,836)	15,671	(122)%
Loss before provision for income taxes	(39,797)	(41,147)	1,350	(3)%
Provision for income taxes	439	394	45	11%
Net loss	$(40,236)	$(41,541)	$1,305	(3)%
Revenue
Revenue increased $18.0 million, or 57%, to $49.7 million for the three months ended October 31, 2022 from $31.7 million for the three months ended October 31, 2021. The increase was primarily due to net expansion of existing customer contracts of $12.3 million and an increase in total customers worldwide of $5.7 million. EoP Customer Count increased approximately 16% to 864 as of October 31, 2022 from 742 as of October 31, 2021. The increase in total customers and the associated revenue from those customers was largely due to our investment in expanding our sales and marketing teams, and increased usage from our customers in the current period.
Cost of Revenue
Cost of revenue increased $3.9 million, or 19%, to $24.7 million for the three months ended October 31, 2022, from $20.8 million for the three months ended October 31, 2021. The increase was primarily due to a $2.1 million increase in employee related costs, partially due to increased headcount and a $1.1 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount. The increase was also partially due to a $1.0 million increase in hosting costs associated with an increase in archive data and growth in our customer base and a $0.3 million increase in depreciation expense primarily due to an increase in value of depreciating assets in service resulting from additional satellites placed into service.
Research and Development
Research and development expenses increased $12.6 million, or 84%, to $27.6 million for the three months ended October 31, 2022, from $15.0 million for the three months ended October 31, 2021. The increase was primarily due to an increase of $11.6 million in employee related expenses, partially due to increased headcount and a $6.2 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount.

Sales and Marketing

Sales and marketing expenses increased $6.9 million, or 56%, to $19.4 million, for the three months ended October 31, 2022, from $12.4 million for the three months ended October 31, 2021. The increase was primarily due to an increase of $6.4 million in employee related expenses associated with our sales and marketing teams, partially due to increased headcount, increased commission expense, and a $2.5 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount.
General and Administrative
General and administrative expenses increased $8.8 million, or 75%, to $20.6 million for the three months ended October 31, 2022, from $11.8 million for the three months ended October 31, 2021. The increase was primarily due to an increase of $6.3 million in employee related expenses, partially due to increased headcount and a $5.0 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount. The increase was also partially due to an increase of finance and accounting costs of $1.1 million, primarily due to accounting and consulting fees, an increase of $1.0 million in directors’ and officers’ insurance, and $0.5 million increase in lease expense.

Interest Income
Interest income was $2.9 million for the three months ended October 31, 2022 as compared to an immaterial amount for the three months ended October 31, 2021. The increase was primarily due to our short-term investment balances and an increase in interest rates.

Interest Expense
No interest expense was recognized during the three months ended October 31, 2022 because we had no debt outstanding during the period.
Interest expense for the three months ended October 31, 2021 was related to our credit agreement with SVB and Hercules which we repaid upon completion of the Business Combination.

Change in fair value of convertible notes and warrant liabilities
The change in fair value of convertible notes and warrant liabilities was an immaterial loss for the three months ended October 31, 2022 as compared to a loss of $10.2 million for the three months ended October 31, 2021.
The change in fair value of convertible notes and warrant liabilities during the three months ended October 31, 2022 resulted from the revaluation of the liability classified public and private placement warrants that were assumed in connection with the Business Combination.
The change in fair value of convertible notes and warrant liabilities during the three months ended October 31, 2021 reflects a $6.0 million loss due to the revaluation of the 2020 convertible promissory notes and a $4.8 million loss due to the revaluation of the liability classified preferred stock warrants, offset by a $0.6 million gain due to the revaluation of the Venture Tranche B convertible note.

Other Income (Expense), net
Other income (expense), net, for both of the three month periods ended October 31, 2022 and 2021 primarily consisted of net gains or losses on foreign currency.

Provision for Income Taxes
Provision for income taxes was $0.4 million for both of three month periods ended October 31, 2022 and 2021. For the three months ended October 31, 2022 and 2021, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three months ended October 31, 2022 and 2021 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

Nine months ended October 31, 2022 compared to nine months ended October 31, 2021
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Nine Months Ended October 31,		$	%
(in thousands, except percentages)	2022	2021	Change	Change
Revenue	$138,281	$94,063	$44,218	47%
Cost of revenue	73,333	59,757	13,576	23%
Gross profit	64,948	34,306	30,642	89%
Operating expenses
Research and development	79,085	39,521	39,564	100%
Sales and marketing	57,721	33,691	24,030	71%
General and administrative	61,128	31,939	29,189	91%
Total operating expenses	197,934	105,151	92,783	88%
Loss from operations	(132,986)	(70,845)	(62,141)	88%
Interest income	4,276	12	4,264	35,533%
Interest expense	—	(7,750)	7,750	(100)%
Change in fair value of convertible notes and warrant liabilities	5,369	(11,429)	16,798	(147)%
Other income (expense), net	123	(325)	448	(138)%
Total other income (expense), net	9,768	(19,492)	29,260	(150)%
Loss before provision for income taxes	(123,218)	(90,337)	(32,881)	36%
Provision for income taxes	907	822	85	10%
Net loss	$(124,125)	$(91,159)	$(32,966)	36%
Revenue
Revenue increased $44.2 million, or 47%, to $138.3 million for the nine months ended October 31, 2022 from $94.1 million for the nine months ended October 31, 2021. The increase was primarily due to net expansion of existing customer contracts of $32.5 million and an increase in total customers worldwide of $11.7 million. EoP Customer Count increased approximately 16% to 864 as of October 31, 2022 from 742 as of October 31, 2021. The increase in total customers and the associated revenue from those customers was largely due to our investment in expanding our sales and marketing teams. The increase in revenue was also attributable to increased usage from our customers in the current period.

Cost of Revenue
Cost of revenue increased $13.6 million, or 23%, to $73.3 million for the nine months ended October 31, 2022, from $59.8 million for the nine months ended October 31, 2021. The increase was primarily due to a $7.6 million increase in employee related costs, partially due to increased headcount and a $3.3 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount. The increase was also partially due to a $4.0 million increase in hosting costs associated with an increase in archive data and growth in our customer base and a $1.6 million increase in depreciation expense primarily due to an increase in value of depreciating assets in service resulting from additional satellites placed into service.
Research and Development
Research and development expenses increased $39.6 million, or 100%, to $79.1 million for the nine months ended October 31, 2022, from $39.5 million for the nine months ended October 31, 2021. The increase was primarily due to an increase of $35.1 million in employee related expenses, partially due to increased headcount and a $20.6 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the

Business Combination and increased headcount. The increase was also partially due to a $1.1 million increase in software and maintenance expenses and a $1.2 million increase in travel and entertainment expenses.

Sales and Marketing
Sales and marketing expenses increased $24.0 million, or 71%, to $57.7 million, for the nine months ended October 31, 2022, from $33.7 million for the nine months ended October 31, 2021. The increase was primarily due to an increase of $18.6 million in employee related expenses associated with our sales and marketing teams, partially due to increased headcount, increased commission expense and a $8.7 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount. Also contributing to the increase was a $3.2 million increase in travel and entertainment expenses, a $0.6 million increase in software and maintenance expenses, and a $0.5 million increase in professional services fees.
General and Administrative
General and administrative expenses increased $29.2 million, or 91%, to $61.1 million for the nine months ended October 31, 2022, from $31.9 million for the nine months ended October 31, 2021. The increase was partially due to an increase of $20.8 million in employee related expenses, partially due to increased headcount and a $14.7 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares and restricted stock unit awards for which the recognition of expense commenced upon the closing of the Business Combination and increased headcount. The increase was also partially due to an increase of $3.5 million in directors’ and officers’ insurance, an increase of finance and accounting costs of $2.4 million, primarily due to accounting and consultant fees, and a $0.8 million increase in software and maintenance expenses to support public company infrastructure.

Interest Income
Interest income was $4.3 million for the nine months ended October 31, 2022 as compared to an immaterial amount for the nine months ended October 31, 2021. The increase was primarily due to our short-term investment balances and an increase in interest rates.

Interest Expense
No interest expense was recognized during the nine months ended October 31, 2022 because we had no debt outstanding during the period.
Interest expense for the nine months ended October 31, 2021 was related to our credit agreement with SVB and Hercules which we repaid upon completion of the Business Combination.

Change in fair value of convertible notes and warrant liabilities
The change in fair value of convertible notes and warrant liabilities increased $16.8 million to a gain of $5.4 million for the nine months ended October 31, 2022, from a loss of $11.4 million for the nine months ended October 31, 2021.
The change in fair value of convertible notes and warrant liabilities during the nine months ended October 31, 2022 reflects a $5.4 million gain due to the revaluation of the liability classified public and private placement warrants that were assumed in connection with the Business Combination.
The change in fair value of convertible notes and warrant liabilities during the nine months ended October 31, 2021 reflects a $9.1 million loss due to the revaluation of the 2020 convertible promissory notes and a $2.7 million loss due to the revaluation of the liability classified preferred stock warrants, offset by a $0.4 million gain due to the revaluation of the Venture Tranche B convertible note.

Other Income (Expense), net
Other income (expense), net, for both of the nine month periods ended October 31, 2022 and 2021 primarily consisted of net gains or losses on foreign currency.

Provision for Income Taxes
Provision for income taxes was $0.9 million and $0.8 million for the nine months ended October 31, 2022 and 2021, respectively. For the nine months ended October 31, 2022 and 2021, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the nine months ended October 31, 2022 and 2021 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

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

Non-GAAP Gross Profit and Adjusted EBITDA are non-GAAP measures, and are additions, not substitutes for or superior to, measures of financial performance prepared in accordance with U.S. GAAP and should not be considered as an alternative to gross profit, net income, operating income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of liquidity. Further, Non-GAAP Gross Profit and Adjusted EBITDA are not based on any standardized methodology prescribed by U.S. GAAP and are not necessarily comparable to similarly-titled measures presented by other companies. We present Adjusted EBITDA because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry and facilitates comparisons on a consistent basis across reporting periods. Further, we believe it is helpful in highlighting trends in our operating results because it excludes items that are not indicative of our core operating performance.

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

The table below reconciles our Gross Profit (the most directly comparable U.S. GAAP measure) to Non-GAAP Gross Profit, for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except percentages)	2022	2021	2022	2021
Gross Profit	$24,976	$10,889	$64,948	$34,306
Cost of revenue—Stock-based compensation	1,317	226	3,992	688
Amortization of acquired intangible assets	366	—	1,163	—
Non-GAAP Gross Profit	$26,659	$11,115	$70,103	$34,994
Gross Margin percentage	50%	34%	47%	36%
Non-GAAP Gross Margin percentage	54%	35%	51%	37%
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

The table below reconciles our net loss (the most directly comparable U.S. GAAP measure) to Adjusted EBITDA for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2022	2021	2022	2021
Net loss	$(40,236)	$(41,541)	$(124,125)	$(91,159)
Interest expense	—	2,612	—	7,750
Interest income	(2,853)	(8)	(4,276)	(12)
Income tax provision	439	394	907	822
Depreciation and amortization	10,785	11,349	33,997	33,865
Change in fair value of convertible notes and warrant liabilities	19	10,172	(5,369)	11,429
Stock-based compensation	19,438	4,643	59,841	12,619
Other (income) expense	(1)	60	(123)	325
Adjusted EBITDA	$(12,409)	$(12,319)	$(39,148)	$(24,361)
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

As of October 31, 2022 and January 31, 2022, we had $199.1 million and $490.8 million, respectively, in cash and cash equivalents. Additionally, as of October 31, 2022, we had short-term investments of $226.2 million which are highly liquid in nature and available for current operations. There were no short-term investments as of January 31, 2022. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.

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

As of October 31, 2022, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, purchase commitments for future satellite launch services, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 6, 9, and 12 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these cash requirements.

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

	Nine Months Ended October 31,
(in thousands)	2022	2021
Net cash provided by (used in)
Operating activities	$(59,118)	$(21,016)
Investing activities	$(237,478)	$(9,183)
Financing activities	$6,377	$19,513
Net cash used in operating activities
Net cash used in operating activities for the nine months ended October 31, 2022, primarily consisted of the net loss of $124.1 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included depreciation and amortization expense of $34.0 million and stock-based compensation expense of $59.8 million, which was offset by a change in fair value of warrant liabilities of $5.4 million. The net change in operating assets and liabilities primarily consisted of a $19.4 million decrease in deferred revenue, a $8.6 million decrease in accounts payable, accrued and other liabilities and a $9.5 million increase in prepared expenses and other assets, which was offset by a $15.2 million decrease in accounts receivable.
Net cash used in operating activities for the nine months ended October 31, 2021, primarily consisted of the net loss of $91.2 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items included depreciation and amortization expense of $33.9 million, stock-based compensation expense of $12.6 million and a change in fair value of warrant liabilities and convertible notes of $11.4 million. The net change in operating assets and liabilities primarily consisted of a $32.3 million decrease in accounts receivable, a $2.0 million increase in accounts payable, accrued and other liabilities and a $6.8 million increase in deferred hosting costs, which was offset by a $17.4 million decrease in deferred revenue and $12.9 million increase in prepaid expenses and other assets.
Net cash used in investing activities
Net cash used in investing activities for the nine months ended October 31, 2022, primarily consisted of purchases of property and equipment of $9.0 million, capitalized internal-use software costs of $1.7 million and purchases of available-for-sale securities of $239.3 million, partially offset by maturities of available-for-sale securities of $13.0 million.
Net cash used in investing activities for the nine months ended October 31, 2021, primarily consisted of purchases of property and equipment of $6.1 million and capitalized internal-use software costs of $2.7 million.
Net cash provided by financing activities
Net cash provided by financing activities for the nine months ended October 31, 2022, primarily consisted of proceeds from the exercise of common stock options of $10.9 million, which was partially offset by payment of tax withholding obligations for vesting of restricted stock units of $4.3 million.

Net cash provided by financing activities for the nine months ended October 31, 2021, consisted of proceeds from the exercise of common stock options of $24.8 million, inclusive of an early exercise of $17.9 million in July 2021, which was partially offset by payment of deferred transaction costs of $5.3 million.

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
As of October 31, 2022, we had $226.2 million of short-term investments, consisting of available-for-sale securities. The available-for-sale securities are recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a component of Other comprehensive income (loss), net of tax, We also had $69.2 million of cash equivalents that are comprised primarily of money market funds. We determined that, based on the composition of our investment portfolio, there was no material interest rate risk exposure to our condensed consolidated financial statements or liquidity as of October 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of October 31, 2022 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our cash equivalent and investment portfolio is invested with a goal of preserving our access to capital, and generally consists of money market funds, commercial paper, corporate debt securities, U.S. government and U.S. government agency debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. However, volatility in the global financial markets can negatively impact the value of our investments. If financial markets experience volatility, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. Our investments are designated as available-for-sale and carried at fair value each reporting period. Unrealized gains and losses are excluded from earnings and are reported as a component of Other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or we determine that the fair value of the security has declined below its adjusted cost basis and the decline is not due to a credit loss. Although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
Date: December 14, 2022

PLANET LABS PBC

By:	/s/ Ashley Johnson
Ashley Johnson
Chief Financial and Operating Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)