Form 10-K
period 2023-01-31
Planet Labs PBC
filed 2023-03-30
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2023
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If the securities are registered pursuant to Section 12(b) of the Act, indicated by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, was $1,152,214,839 based upon the closing price reported on such date on the New York Stock Exchange.

The registrant had 253,809,893 outstanding shares of Class A common stock, and 21,157,586 outstanding shares of Class B common stock, as of March 24, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which will be filed with the United States Securities and Exchange Commission within 120 days of January 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Unless the context otherwise requires, the “Company”, “Planet”, “we,” “our,” “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “Form 10-K” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report (including in information that is incorporated by reference into this report) and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting Planet. Factors that may impact such forward-looking statements include:

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
•Planet’s ability to respond to general economic conditions, including but not limited to, a recession or fears of a recession, bank or financial institution failures, increased inflation, fluctuation in exchange rates and higher interest rates;
•Planet’s ability to manage its growth effectively;
•the impact of global or national health concerns, such as the coronavirus (“COVID-19”) pandemic, including operational challenges, workforce challenges, and supply chain disruptions;
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
•Planet’s ability to comply with complex and evolving regulatory requirements;

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

What: We image the Earth every day at medium- and high-resolution. We collect this powerful data set from the hundreds of satellites we have in orbit, making our fleet the largest fleet of Earth observation satellites in history, which we design, build, and operate. We have over 2,400 images on average for every point on Earth’s landmass, creating a non-replicable historical archive for analytics, machine learning, and insights.

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

Who: We currently serve over 880 customers across large commercial and government verticals, including agriculture, mapping, forestry, finance and insurance, as well as federal, state, and local government bodies. Our products serve a variety of diverse customer needs. For example, our products help farmers make decisions that result in significant increases in their harvests, while using fewer resources, by timely alerting them to changes happening within their fields. Governments use our data to provide transparency and to promote peace and security addressing issues from national security to food security. Mapping companies use our data to keep online maps up to date. Also, journalists and human rights organizations use our data to uncover and report the truth about events in hard-to-reach places.

How: Our customers can embed our Earth data and change detection products into their workflows to better inform their real time decision-making processes. Our historical archive of global, daily imagery data enables back-testing of predictive analytics, which is particularly relevant for time-series forecasting, an important area in machine learning.

Planet is a scaled business with $191.3 million in revenue for the fiscal year ended January 31, 2023, and the largest fleet of Earth-observation satellites in history. We generate revenue primarily by selling licenses to our data and analytics to customers over an entirely cloud-based platform via fixed price subscription and usage-based contracts. Most of our revenue is recurring in nature. We use a “one-to-many” data subscription model, as each image we capture can be sold an unlimited number of times. We believe this is different from legacy Earth observation providers who typically sell individual images exclusively to a single customer.

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

Digital Transformation: Organizations across industries are driving operational improvements and taking advantage of new growth opportunities by leveraging third-party data, their own proprietary data, and Artificial Intelligence (“AI”) technologies, all of which is driving a digital economic shift across many sectors. In addition, as more organizations digitize their workflows, it is increasingly important to deliver solutions that are cloud-native to take advantage of the cost savings and scale derived from cloud technologies.

Peace & Security: Organizations such as governments, Non-Governmental Organizations (“NGOs”), media and think tanks are tackling growing global challenges on a daily basis. We believe the issues facing the world are becoming increasingly more complex, and that our satellite imagery and tools can help enable unbiased, factual, and real-time reporting and decision making by governments, NGOs, media and think tanks. Further, we believe the near real-time pictures from space that we provide are critical to global transparency and encourage increased peace and security.

Overall, we believe these transformational shifts are driving organizations to better manage these risks and drive new growth strategies by having near real-time understanding of the impact of global changes across the Earth. The first step for organizations undergoing the digital and sustainability transformations, as well as those seeking to establish and maintain peace and security, is to understand context and consistently measure and monitor relevant data. With shared context and metrics, we believe that businesses and governments can improve operational efficiency, resource allocation, risk mitigation, and strategic decision making with data-enabled applications.

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

We believe we are well-positioned to help power the digital and sustainability transformations with our extensive whole-Earth data set and robust analytic capabilities which are optimized to measure human activity and its interaction with the environment and delivered through our cloud-native platform. By providing this analytic ready data to our partner ecosystem as well as our end customers, we believe we can expand the use cases we can address across industries at scale. We believe globally consistent and reliable satellite imagery data is a critical component that can fuel the impact of these economic transitions in every major vertical sector.

We believe enabling major industries to make data-driven decisions using remote sensing data is central to the transition of the existing geospatial sector and creates a large market opportunity to advance the digital transformation and sustainability trends in society, business, and in the public sector. We see market opportunities in industries including:

Agriculture: Our data can enable precision agriculture, harvest planning, directed scouting, crop monitoring, sustainable agricultural monitoring, irrigation and pasture management, and soil and moisture management. Our data can also help monitor sustainable agriculture practices.

Civil Government: We perceive forest health monitoring, agriculture monitoring and food security, protection of biodiversity, ecosystems and parks, water conservation and efficiency, permitting and code enforcement, disaster management, geo-mapping, and smart city planning, among others, as significant potential drivers of this opportunity.

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

Energy & Utilities: We view infrastructure and asset monitoring, proof of permit and code enforcement, air and water pollution monitoring, spill and disaster management, and earth data for geo-mapping services associated with these use cases, among others, as significant drivers of this market opportunity.

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

Sales: Our global sales organization operates directly and via our extensive network of hundreds of partners around the world. Our partner network consists of solution providers, OEM partners, and GIS Platform companies that have deep expertise in building last-mile vertical solutions using satellite imagery and geospatial data. Our partner ecosystem bolsters our global presence with regional and domain-specific expertise, as well as expands our market access to more users.

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

We utilize an end-to-end buyer’s journey approach to develop awareness and lead-generation activities that engage and nurture prospective customers and expand opportunities within our installed base of customers. The team drives our overall market positioning and messaging across our key audiences and vertical markets, as well as provides strategic go-to-market assessments of use cases that emerge from new product capabilities and the market landscape. Our communications team also works with targeted influencers and media outlets to drive interest through earned and owned media channels, including blogs, social media, and video.

Research and Development: Our research and development (“R&D”) team consists of software and hardware R&D for product discovery, technology incubation, and go-to-market planning. Our R&D scope includes teams leveraging the rapid development in AI, machine learning, and the evolving information technology architecture for massively distributed data collection, storage, and analysis. It further includes our investments in our agile space missions, which includes advancing core spacecraft technologies, automated mission operations for our satellite fleet and ground stations, payload prototypes and development, and engineering operations to drive potential scale efficiencies. Our R&D team at Planet is also responsible for developing and innovating our proprietary technology platform.

We continue to invest in R&D, particularly as it relates to building software solutions on top of our data to help make our platform more accessible to a wider range of customers, as well as innovating our space technology to capture valuable and differentiated data sets.

Technology Partnerships: We engage in partnership programs and strategic efforts to embrace open innovation, technology infusion and market-shaping opportunities. These programs include initiatives such as our Education and

Research Program, our partnership with Carbon Mapper, our partnerships with Telesat and SES as part of the NASA Communications Services Project (“CSP”), among others.

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

Agile Aerospace: We are a pioneer in “agile aerospace” — the rapid development and deployment of new space-based hardware and related software systems. This is similar to the agile software approach of releasing early and often to rapidly iterate capabilities, but applied to space. By harnessing trends in miniaturization, we have built, launched, and maintained hundreds of compact, powerful satellites at a significantly lower cost than traditional aerospace companies, an improvement that we believe is similar to the transition from the mainframe computer to the desktop computer. In January 2023, we announced the successful launch of 36 “SuperDove” satellites. These 36 satellites joined our existing fleet of satellites in orbit, positioned strategically around Earth to capture our proprietary daily data set.

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

Proprietary Big Data: Our technology is designed to put the power of knowledge about the Earth into the hands of more people. Our aerospace innovation has enabled us to maintain the world’s largest fleet of imaging satellites in history, with the capability to image the world every day. This has enabled us to generate a proprietary, vast data archive that grows daily.

With our fleet of satellites, we are able to collect unique and proprietary global data every day and high-resolution data of a specified location up to ten times per day with agile tasking. Once the raw data is collected, our machine learning and AI capabilities are married with remote sensing science to automate the data processing and produce analytics-ready, whole-Earth data.

Using and contributing to open data standards via the Open Geospatial Consortium, our cloud-native proprietary technology, autonomously performs critical processing and overall harmonizing of images for time series and for use in data fusion and analysis. We collect hundreds of millions of square kilometers of Earth data every day, collected over the Earth’s landmass and some areas of water. Our deep data archive is used to train our models, an important asset for delivering useful insights.

Our fleet of satellites enables us to provide proprietary data solutions, including: (1) Planet Monitoring, (2) Planet Tasking, and (3) Planet Archive. Descriptions of each follow.

Planet Monitoring: Our satellites work together to create an always-online scanner for the planet with the goal to image the Earth everyday at a resolution (Ground Sampling Distance, “GSD”) of up to 3.5 meters. This allows our customers to monitor any areas of interest, discover trends, and gain timely insights — and is the backbone to our one-to-many business model.

Planet Tasking: With high-resolution satellites in orbit and our rapid revisit capability, we can capture a specified location up to ten times per day at a resolution (Ground Sampling Distance, “GSD”) of up to 50 centimeters, one of the highest cadence fleets in orbit today. The agile tasking satellites, all powered by an application programming interface (“API”), can perform multiple imaging modes, including points, long strips, stereo collects, and video.

Planet Archive: We have collected an average of 2,400 images for every point on Earth’s landmass. These images are added to our archive of proprietary Earth observation data dating back to 2009 and daily Earth scanning data dating back to 2017. This immense historical archive is impossible to go back in time to re-collect, and represents a significant competitive advantage.

Our Platform and Analytics: Our automated, cloud-native platform processes and manages our proprietary data catalog and extracts useful information to deliver to our customers. Our platform is built for speed and flexibility, enabling customers to efficiently access, discover, and build solutions at scale. With tens of thousands of users on our platform, from researchers to government agencies, we aim to continuously improve the user experience to speed up the mission utility and business value for our customers.

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

(6)Planetary Variables: We produce and offer Planetary Variables by combining observations from Planet’s satellites and broader observations from a range of public satellite constellations. Our goal with these products is to capture and quantify the changes in dynamic systems such as soil water content, land surface temperature and vegetation biomass and forest structure, and render that information to the people on the ground tasked with making decisions.

Our Customers

Our customers may subscribe to daily data feeds covering their areas of interest. Prior to Planet, specially trained technical imagery analysts typically had to hand-process satellite data that was months out-of-date. Now, we are able to deliver content directly to customers’ decision-support tools daily through automated interfaces.

We are committed to building deep relationships with our customers by providing easy access to critical geospatial data and analytics in a consumable, digestible format. In addition, with our subscription services and data products, customers can monitor and detect changes and create insights that can help drive timely decision-making, and improve operational efficiency, resource allocation, and risk assessment and mitigation.

We have a proven record of building customer relationships, with over 880 customers across the globe, including leading agriculture, mapping, forestry, finance and insurance companies, and government agencies. We provide solutions for a diverse and growing set of customer use cases, from crop yield and variable rate seeding improvements in agriculture to emergency response, permitting, and code enforcement in government, to depletion measurements and sustainability monitoring in forestry.

Our performance is subject to a number of variables, and as such, we cannot assure you that our results will continue in the same trajectory as our historical results, nor can we assure you that our results will be indicative of our future performance. For more details, please read the section entitled “Risk Factors.”

Our Competitive Position

We are a proven innovator with multiple compounding competitive moats across our technology platform. We believe we have a differentiated offering, offering high-cadence imaging of the whole Earth’s landmass, creating significant barriers to entry. We have a scalable business model enabled by a one-to-many use of imagery, in turn leading to an attractive financial profile. Finally, we have an experienced management team.

Our competitive moats include agile space mission capabilities, proprietary big data, and platform analytics. Our advanced space systems enable the capture of comprehensive, high quality, proprietary data, which power our platform, enhanced by advanced analytics that utilize AI and machine learning to provide solutions to our customers. We believe as customers derive more value from the platform, they increase their usage by incorporating insight from our data into their workflows and analyses. This creates a feedback loop that drives our technology roadmap, from the high-level analytics and end-user applications all the way down the stack to new sensors in space to capture valuable information for our customers.

Differentiated Offering: We believe we are the only company in the geospatial data industry producing a daily scan of the landmass of the Earth. We combine this capability with our high-resolution satellites, which our customers can task to capture a higher resolution image of a single site multiple times per day. We believe we have the highest commercially available intraday revisit capabilities.

Barriers to Entry: We were one of the earliest next generation commercial geospatial companies, and we believe our agile aerospace innovations and fully operational fleet of Earth-imaging satellites have put us years ahead of the competition. Unlike other emerging Earth observation providers who are just now establishing operational satellite fleets, we already have hundreds of satellites in orbit as well as a comprehensive platform for data processing, delivery and image data integration to enable customers to realize value from our satellite data. As a result, we believe we have higher operational efficiency, more extensive proprietary historical data sets, economies of scale in data storage and processing, and proven execution by our global sales organization. With a strong first-mover advantage through our daily earth scans, we believe we are well positioned to capture this market and continue innovating ahead of emerging players.

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

New Sensors & Data Sets: We plan to make strategic investments in building new sensors to capture additional data sets from space. As we grow our customer base and the use cases we can address, we believe we can better understand what additional data sets our customers are eager to access and therefore which sensors might enable us to capture additional data that is valuable to such customers. By leveraging our agile aerospace approach to space systems, we believe we are well-positioned to introduce new Earth observation sensors into orbit to capture new types of data with greater capital efficiency and speed than other satellite data providers. Having these capabilities can deepen our value proposition to customers and help us both acquire new customers and expand our offering to existing customers.

Strategic Acquisitions: We have made strategic acquisitions, including the acquisition of the BlackBridge group of companies in September 2015, the Terra Bella business from Google in April 2017, Boundless Spatial, Inc. (“Boundless Spatial”) in March 2019, VanderSat B.V. (“VanderSat”) in December 2021 and Salo Sciences, Inc. (“Salo Sciences”) in January 2023. We continue to evaluate opportunities to make acquisitions that can accelerate our growth strategies and complement our existing product offerings.

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

Competition in Data Analytics: We also compete with data analytics platforms that use geospatial data from a variety of sources to provide analytics services to their customers. These companies include Orbital Insights and Earth Daily,

Many data analytics providers rely on partnerships with satellite imagery companies in order to source the data necessary to run their analytics platforms. We partner with a number of these companies to provide data for their platforms for certain use cases while also providing analytical tools and services directly to our own customers. We believe these relationships are advantageous to us over the long-term, as they enable new opportunities.

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

The purpose of a good ethical system is to enable its users to navigate dilemmas in which there may be complex tradeoffs between choices in a given circumstance. Such programs mature but are never “finished”, as new questions and contexts continually arise. We therefore continue to commit ourselves to the active development of our ethics program.

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

As of January 31, 2023, we had a total of approximately 1100 employees, including approximately 930 full time employees, working across 25 countries worldwide. None of our employees are represented by a labor union, though in some countries our employees may be subject to industry-wide collective bargaining agreements as a matter of law. We have not had any work stoppages and consider our relations with our employees to be good.

Well-being

One of our top priorities is to maintain the health and well-being of our employees and their families. To achieve this goal, we offer robust and comprehensive health, welfare and retirement benefits for our employees, including medical, dental, vision, flexible spending accounts (FSA) and health savings accounts (HSA), life insurance, short- and long-term disability, paid time off, various voluntary insurance programs, parental assistance, tuition and work from home reimbursements, a robust employee assistance program (EAP) and a 401(k) retirement plan. We also conduct bi-annual employee satisfaction surveys, in addition to feedback cycles.

Following the coronavirus COVID-19 outbreak, we have taken numerous measures to protect the health and safety of our employees, including shifting many employees to remote work and adopting internal policies around flexibility, work from home expenses, and extra time off. To encourage flexible working and better work-life balance, we maintain a soft-closing policy during two weeks of the year, and have adopted a "flex-Friday” policy which gives all of our employees one extra Friday off every month. We also conduct virtual meditation and yoga classes and other well-being programs throughout the year.

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

Available Information

Our internet address is www.planet.com. The information contained in, or accessible through, our website does not constitute a part of this report. We make available free of charge through our website our annual reports on Form
10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish them, to the SEC. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC’s website at www.sec.gov.

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
•Our daily scanning of the Earth’s landmass produces a data set that has not existed before. If the market for our products and services built upon this data set fails to grow as we expect, takes longer than we expect to grow or if our current or prospective customers fail to adopt our platform, our business, financial condition and results of operations could be harmed.
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
•Our ability to grow our business depends on the successful production, launch, commissioning and/or operation of our satellites and related infrastructure, which is subject to many uncertainties, some of which are beyond our control.
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
•Our business depends, in part, on sales to large enterprises and U.S. and foreign governmental entities, which are subject to a number of challenges and risks that may make our sales cycle, forecasting processes, and deployment processes more difficult to predict, require greater time and expense or negatively impact our business.
•Downturns or volatility in general economic conditions, including supply chain and consumer trends, including as a result of national or global health concerns, such as the COVID-19 pandemic, the effects of acts of terrorism, war or political instability, both domestically and internationally, including the current events involving Russia and Ukraine, or the effects of bank or financial institution failures, could have a material adverse effect on our stock price, business, financial condition, results of operations and liquidity.
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

We generated net losses of $162.0 million, $137.1 million and $127.1 million for our fiscal years ended January 31, 2023, 2022 and 2021, respectively. As of January 31, 2023, we had an accumulated deficit of $939.3 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will generate enough revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also expect our costs and expenses to increase in future periods, which could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, launch additional satellites, expand our data analytics capabilities, increase our sales force to enter into new verticals, and expand use cases and integrations, amongst other things, and to consider strategic acquisitions, which may cause us to incur significant acquisition costs. We will also face increased compliance costs associated with growth, the expansion of our customer base, and operation as a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business may significantly decrease.

Our daily scanning of the Earth’s landmass produces a data set that has not existed before. If the market for our products and services built upon this data set fails to grow as we expect or takes longer than we expect to grow or if our current customers or prospective customers fail to adopt our platform, our business, financial condition and results of operations could be harmed.

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

In addition, we may fail to convert or retain customers if competitors to our platform are able to develop a superior offering or if they are able to offer a similar offering at a lower price point, including an offering that allows for use of other data to achieve similar methodological results. Further, if competitors are able to build a competing fleet of satellites that is larger than our fleet, a potential that is heightened by the fact that we may keep our fleet at its current size for the near term, or that has greater capabilities than our fleet, we may be unable to attract or retain customers. The occurrence of any of the foregoing could have an adverse effect on our business, financial condition and results of operations.

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

Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger customer bases than we have. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. Also, our competitors may have long-established relationships as preferred providers with various commercial entities and governments in our markets. These factors could attract customers away from our services and reduce our market share.

Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Our current or future competitors may have greater financial, personnel and other resources than we have, and also have the ability to offer similar services at the same or a lower price. Existing competitors include Airbus Defense and Space, BlackSky Global LLC, ImageSat International N.V., Maxar Technologies Ltd., Satellogic S.A., CG Satellite, foreign governments including India, South Korea, Taiwan and others that sell their data commercially, as well as aggregators of imagery and imagery-related products and services, including Apple, Google and Microsoft. In addition, we compete against a number of manned and unmanned aerial providers of high-resolution imagery, whose offerings provide certain benefits over satellite-based imagery, including better resolution and accuracy. The value of our imagery may also be diluted by Earth imagery that is available free of charge.

The U.S. government, European Commission, and other governments also may develop, construct, launch and operate their own imagery satellites, which could reduce their need to rely on commercial suppliers. In addition, such governments could sell or provide free of charge Earth imagery from their satellites in the commercial market and thereby compete with our imagery products and services, as the United States does today by providing free access to Earth imagery through Landsat and MODIS, and the European Commission does with the Copernicus program and the Sentinel satellites. Also, governments may at times make our imagery freely available for humanitarian purposes, which could impair our revenue growth with non-governmental organizations. These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors.

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

In addition, the increase in launch vehicle development along with frequent and routine transport access to space, as well as the new fleets of communication satellites from companies such as SpaceX, OneWeb and Amazon/Kuiper may lower barriers to entry and further increase risk of competition.

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

If we are unable to manage the complexity of global operations successfully, our financial performance and operating results could suffer. For example, we have begun to increase our presence and operations in Europe in order to establish and build a customer base and increase our market share. Our sales, marketing and other operations in Europe, or any other international jurisdictions, now or in the future, may subject us to additional regulatory regimes, laws, and taxes for which compliance may result in increased costs, expense, and devotion of management time and resources.

Further, given the global scope of our Earth imaging capabilities and the associated data collected, it is probable that certain governments, state actors or large businesses, among other powerful entities, may object to our operations and the collection of this data. For example, we have used our constellation of satellites and platform to capture and analyze images of missile silos and human rights abuses in foreign countries, among other things that may be sensitive to certain entities. If a foreign government, state actor, large business or other similar entities were to object to our operations capturing similar sensitive data, they may successfully lobby the U.S. government or other regulators to curtail our operations, or even suspend our operations. Additionally, our platform and data may be used, without our prior knowledge or consent, by parties in political or social conflicts, including in armed conflicts. Such use of our data in those situations could materially harm our reputation, resulting in a material adverse effects on our business and financial condition. Further, our satellites, satellites operations infrastructure, archived data, information technology and communications systems, and other related systems, may have already been or could be in the future compromised by cyber-attacks or other incursions by such entities as a result of the sensitive information we capture and provide. Additionally, we conduct business in countries where due to the global political and economic climate, such business relationships maybe viewed as negative or such business relationships may become difficult to maintain, all of which could adversely affect and our reputation.

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

The costs to respond to a security breach and/or mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service, negative publicity, and other harm to our business and our competitive position. For example, the SEC has proposed rules for mandatory disclosures of cybersecurity incidents suffered by public companies and cybersecurity governance and risk management. We could be required to fundamentally change our business activities and practices in response to a security breach or related regulatory actions or litigation (or in anticipation of a potential breach, regulatory action or litigation), which could have an adverse effect on our business.

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

The availability of our products and services depends on the continuing operation of our satellites, satellites operations infrastructure, archived data, information technology and communications systems, and other related systems. Any downtime, damage to or failure of our systems could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, earthquakes, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. We do not currently maintain a back-up production facility from which we can continue to collect, process and deliver imagery in the event of the loss of our primary capabilities. In the event we are unable to collect, process and deliver imagery from our primary facilities, our daily operations and operating results may be materially and adversely affected. In addition, our ground stations are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events, including events related to climate change. For more information, see “—We are subject to a series of risks related to climate change.” The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.

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

We are subject to a series of risks related to climate change

There are inherent climate-related risks wherever business is conducted. Certain of our facilities, as well as our and third-party infrastructure on which we rely, are located in areas that have experienced, and are projected to continue to experience, various meteorological phenomena (such as drought, heatwaves, wildfire, storms, and flooding, among others) or other catastrophic events that may disrupt our or our suppliers’ operations, require us to incur additional operating or capital expenditures, or otherwise adversely impact our business, financial condition, or results of operations. Climate change may increase the frequency and/or intensity of such events. For example, in certain areas, there has been an increase in power shutoffs associated with wildfire prevention. Climate change may also contribute to various chronic changes in the physical environment, such as sea-level rise or changes in ambient temperature or precipitation patterns, which may also adversely impact our or our suppliers’ operations. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-term projections associated with managing climate risk. For example, to the extent catastrophic events become more frequent, it may adversely impact the availability or cost of insurance.

Additionally, we expect to be subject to risks associated with societal efforts to mitigate or otherwise respond to climate change, including but not limited to increased regulations, evolving stakeholder expectations, and changes in market demand. For more information, see “—Increased attention to, and evolving expectations for, sustainability and environmental, social, and governance (ESG) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.” Changing market dynamics, global and domestic policy developments, and the increasing frequency and impact of meteorological phenomena have the potential to disrupt our business, the business of our suppliers and/or customers, or otherwise adversely impact our business, financial condition, or results of operations.

Our ability to grow our business depends on the successful production, launch, commissioning and/or operation of our satellites and related infrastructure, which is subject to many uncertainties, some of which are beyond our control.

Our research and development objectives focus on the development of our satellites and our products and services. Our next generation satellites (including our high resolution Pelican and our hyperspectral Tanager fleets) are still in development and may not be completed on time or at all and the costs associated with them may be greater than expected. While we estimate the gross costs associated with designing, building and launching our satellites will be significant, there can be no assurance that we will complete this on a timely basis, on budget or at all. Design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. If we do not complete development of these satellites in our anticipated timeframes or at all, our ability to grow our business will be adversely affected. The successful development, integration, and operations of our future and current satellites and our future and current products and services involves many uncertainties, some of which are beyond our control, including, but not limited to:

•timing in finalizing satellite design and specifications;
•performance of satellites and our space system meeting design specifications;
•failure of satellites and our space system as a result of technological or manufacturing difficulties, design issues or other unforeseen matters;
•engineering and/or manufacturing performance failing or falling below expected levels of output or efficiency;
•increases in costs of materials or our ability to obtain required supplies and materials;
•changes in project scope;
•our ability to obtain additional applicable approvals, licenses or certifications from regulatory agencies, if required, and maintaining current approvals, licenses or certifications;
•performance of our manufacturing facilities despite risks that disrupt productions, such as natural disasters, catastrophic events or labor disputes;

•the impact of any satellite demise upon re-entry, including any components or debris that may not fully demise, and our ability to perform de-orbit maneuvers upon re-entry;
•performance of a limited number of suppliers for certain raw materials and supplied components, the accuracy of supplier representations as to the suitability of such raw materials and supplied components for our products, and their willingness to do business with us;
•performance of our internal and third-party resources that support our research and development activities;
•our ability to protect our intellectual property critical to the design and function of our satellites and our products and services;
•our ability to continue funding and maintaining our research and development activities;
•our ability to successfully acquire or integrate potential technologies or businesses;
•successful completion of demonstration missions; and
•the impact of macroeconomic factors, including those related to national and global health concerns, on us, our customers and suppliers, and the global economy.

If any of the above events occur, they could have a material adverse effect on our ability to continue to develop, integrate and operate our satellites and related infrastructure, products and services, and could materially adversely affect our reputation, business, financial condition and results of operations.

We capture, process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and compliance or any failure to comply with such obligations could harm our business.

We receive, store and process personal information and other customer data. There are numerous federal, state, local, and foreign laws regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. We generally seek to comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. In addition, the application and interpretation of these laws and regulations are often uncertain and may change over time. Further, the U.S. federal and state governments and agencies, as well as foreign governments and regulators, may in the future enact new legislation and promulgate new regulations governing collection, use, disclosure, storage, processing, transmission and destruction of personal data and other information. New privacy laws add additional complexity, requirements, restrictions and potential legal risk, require additional investment in resources to update compliance programs, and could impact business strategies and availability of previously useful data. For example, several jurisdictions have adopted, or are considering adopting, restrictions on the resolution of satellite imaging, and these restrictions may change as technology and public awareness of potential privacy impacts evolves. Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of the data of our customers, or regarding the manner in which the express or implied consent of customers for the use and disclosure of such data is obtained, could require us to modify our services and features, possibly in a material manner, and may limit our ability to develop new services and features that make use of the data that our customers voluntarily share.

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

Delays in launching satellites are common and can result from satellite manufacturing delays, unavailability of reliable launch opportunities with suppliers, launch supplier schedule delays, delays in obtaining required regulatory approvals and launch failures. If satellite manufacturing schedules are not met, a launch opportunity may not be available at the time the satellites are ready to be launched. We also share launches with other satellite manufacturers who may cause launch delays that are outside of our control. In addition, launch vehicles or satellite deployment mechanisms may fail, which could result in the destruction of any satellites we have in such launch vehicle or an inability for the satellites to perform their intended mission. Launch failures also result in significant delays in the deployment of satellites because of the need to manufacture replacement satellites, which typically takes up to six months or longer, and to obtain another launch opportunity, and may impact the timing of future launches. Further, the cost of satellite launches, launch insurance rates and launch-related services may significantly increase in the future, which could make it much more costly, potentially prohibitively more costly, for us to launch and deploy our satellites. Any launch failure, underperformance, delay, or increase in the cost of satellite launches or related services, could have a material adverse effect on our results of operations, business prospects and financial condition.

If our satellites fail to operate as intended, are destroyed or otherwise become inoperable, our ability to collect imagery and market our products and services successfully could be materially and adversely affected and customers could be encouraged to seek alternative solutions even if less adequate.

Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses during launch and in space that could affect our satellites’ performance. Hardware component problems in space could lead to deterioration in performance or loss of functionality of a satellite, with attendant costs and potential revenue losses if they impact our Earth imaging capabilities. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event such as a failed launch, a meteor shower, geomagnetic solar storms, unpredictable solar weather or atmospheric density, a collision with space debris, intentional or unintentional kinetic, radiation or blinding interference, other directed energy or similar attacks, could reduce the performance of, or completely destroy, the affected satellites.

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

We may suffer a partial or total loss of a deployed satellite or experience other problems with our satellites that may reduce their performance or reduce the useful life of our satellites to shorter than expected. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that satellite. In addition, we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. Further, it can take up to six months or longer to manufacture new satellites and significant additional time to secure and launch such replacement satellites. As a result, if our satellites fail to operate as intended, are destroyed or otherwise become inoperable, it could take a significant amount of time to get the replacement satellites in orbit. During this period of time, our operations could be materially impaired with little we could do to alleviate the issue. Our inability to repair or replace a defective satellite or correct any other technical problem in a timely manner could result in a significant loss of revenue and harm our business.

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

Our satellites may not be able to capture Earth images, either with sufficient clarity or detail, or at all, due to the occurrence of a variety of factors including cloud cover, smog, adverse weather conditions including hurricanes or tornadoes, dust storms, fog, fires or volcano eruptions, or other factors that are outside our control. Certain of these events may become more frequent or intense as a result of climate change. For more information, see “—We are subject to a series of risks related to climate change.” Further, if there is high demand on our constellation to capture images in a certain area, we may have difficulty tasking sufficient satellite coverage to capture high-resolution images in another region. As a result of the foregoing, customers may not be able to procure images they want, which could adversely affect our relationship with such customers and our general reputation.

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

Sales to large enterprises and U.S. and foreign governmental entities involve risks that may lengthen our sales cycle and make forecasting and deployment processes more difficult to predict. In addition, as a result of the COVID-19 pandemic, political and economic instability, global logistic challenges and rising inflation, many large enterprises and U.S. and foreign governments have reduced or delayed technology or other discretionary spending, which, in addition to resulting in longer sales cycles, may materially and negatively impact our operating results, financial condition and prospects. As we seek to increase our sales to large enterprise customers and U.S. and foreign governments, we also face more complex sales procurement requirements, regulations, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. With larger organizations, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger organizations may require us to invest more time educating and preparing offer for these potential customers. With U.S. and foreign governments, the decision to subscribe to our platform often requires approvals from multiple governmental agencies as well as compliance with stringent rules and regulations, which require us to employ regulatory and procurement experts and engage outside experts to help facilitate applicable governmental approvals. In addition, large enterprises, as well as U.S. and foreign governments, often require extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial upfront investment. Purchases by large enterprises, as well as U.S. and foreign governments, are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the terms of the sale to them. Moreover, large enterprises may be directly impacted by various macroeconomic conditions such as rising inflation, interest rate increases and financial market volatility, which may result in a decrease of spending by these large enterprises, including a decrease in spending on our products and services, and consequently reduce our revenue and impact our financial condition. Changes in government policies regarding use of commercial data or satellite operators, or material delay or cancellation of certain government programs, could also reduce our revenue and adversely impact our business. Further, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, novation procedures or other steps required of government contractors, as well as by delays in the government budget process, program starts, or the award of contracts or amendment of orders under existing contract vehicles, including as a result of changing U.S. administration. Future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities as a result of competing demands for federal funds or other factors outside of our control.

In addition, our ability to successfully sell our platform to large enterprises and U.S. and foreign governments is dependent on us attracting and retaining sales personnel with experience in selling to such large organizations. The opportunities to sell to large enterprises and U.S. and foreign governments are often awarded through competitive bidding processes. Additionally, in the U.S., budgetary pressures and developments in the procurement process have caused many government customers to increasingly purchase goods and services through Indefinite Delivery, Indefinite Quantity (IDIQ) contracts, General Services Administration (GSA) schedule contracts, contracts with priced but unexercised options, or other government-wide acquisition contracts. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to compete for non-guaranteed revenue under each such contract. If we are unable to increase sales of our platform to large enterprise customers and U.S. and foreign governments while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely impacted. Furthermore, if we fail to realize an expected sale from a large customer in a particular quarter or at all, our business, operating results, and financial condition could be adversely affected for a particular period or in future periods.

Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

A portion of our revenue is generated from agreements with the U.S. government. Any disruptions in federal government operations could have a material adverse effect on our revenues and business operations. Budget uncertainty, the potential for U.S. government shutdowns, and/or the failure of the U.S. government to enact annual appropriations, among other U.S. government operations pertaining to our business, could have a material adverse effect on our revenues, earnings, and cash flows. Additionally, disruptions in federal government operations or shifting funding priorities may negatively impact regulatory approvals and guidance that are important to our operations, which may ultimately negatively affect our business, financial conditions, and results of operations.

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

Downturns or volatility in general economic conditions, including as a result of any national or global health concerns, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our revenue, gross margin, and ability to achieve and maintain profitability depend significantly on general economic conditions. Weaknesses in the global economy and financial markets, including current global economic conditions and consumer trends resulting from the lingering impacts of the COVID-19 pandemic, have in some cases led to, and any adverse changes in general domestic and global economic conditions that may occur in the future, including any recession, economic slowdown or disruption of credit markets, may also lead to, lower demand for our platform and data offerings.

Additionally, the impact of macroeconomic conditions, including adverse global and domestic economic conditions resulting from national or global health concerns or other trends, are highly uncertain and cannot be predicted. Specifically, additional factors that could have an impact on the demand for our platform and data offerings include worldwide or regional recession, increased unemployment, fluctuations in exchange rates, inflation, failures of banks and financial institutions or other liquidity concerns at such financial institutions, changes in taxation, energy prices, supply chain disruptions, increasing interest rates, and other similar macroeconomic factors. Additionally, the demand for our platform and data offerings may be affected due to financial market volatility, negative financial news, energy shortages or cost increases, labor costs, and other economic factors. Such a shift would materially adversely affect our business, results of operations, and financial condition.

In addition, any disruption in the credit markets could impede our access to capital. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all. All of these factors related to global economic conditions, which are beyond our control, could adversely impact our business, financial condition, results of operations and liquidity. For a more detailed discussion of the COVID-19 pandemic and its recent and potential impact on our business, financial condition, results of operations and liquidity, see “—The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers, vendors, and partners are operating our businesses, and the duration and extent to which this will negatively impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.”

Our business, financial condition, results of operations, and prospects may be harmed if we are unable to sell multiple data solutions to our existing and new customers.

A significant component of our growth strategy is to increase the number of our services and data solutions, including Planet Monitoring, Planet Tasking, Planet Archive, Planet application programming interfaces (“APIs”), Planet Basemaps, Planet Fusion, Planet Analytic Feeds and Planetary Variables, that we sell to existing and new customers, however, we may not be successful in doing so if our customers find our additional solutions to be unnecessary or unattractive. We have invested, and intend to continue to invest, significant resources in improving existing solutions as well as developing and acquiring additional solutions, which resources may not be recovered if we are unable to successfully cross-sell these solutions to customers using one or a couple of our existing solutions. Any failure to sell additional solutions to current and future customers could harm our business, financial condition, results of operations, and prospects.

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

There are a limited number of suppliers that are able to design and build the components we need to manufacture our satellites. We also utilize a number of key service providers for research and development purposes. There are also a limited number of suppliers able to launch our satellites, including NewSpace India Limited (Indian Space Research Organization), ArianeSpace SA, Astra Space Inc., Rocket Lab USA Inc., Firefly Aerospace Inc., ISAR Aerospace Technologies Inc., and Space Exploration Technologies Corp. Should any of our suppliers or service providers’ businesses fail, it would reduce competition and could increase the cost of manufacturing and deploying our satellites, conducting research and development and launch services. Adverse events with respect to any of our component suppliers, service providers or launch providers could also result in the delay of the design, construction or launch of our satellites. General economic conditions may also affect the ability of our suppliers, service providers and launch providers to provide services on commercially reasonable terms or to fulfill their obligations in terms of manufacturing schedules, launch dates, pricing, or other items. Even where alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers or service providers, and this could result in difficulties or delays in the design, construction or launch of our satellites. Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

Additionally, there are increasing expectations in various jurisdictions that companies monitor the environmental and social performance of their suppliers, including compliance with a variety of labor practices, as well as consider a wider range of potential environmental and social matters, including the end of life considerations for products. Compliance can be costly, require us to establish or augment programs to diligence or monitor our suppliers, or, in the case of legislation such as the Uyghur Forced Labor Prevention Act, to design supply chains to avoid certain regions altogether. Failure to comply with such regulations can result in fines, reputational damage, or import ineligibility for our products or product components, or otherwise adversely impact our business.

We may be unable to establish supply relationships for necessary components and may be required to develop alternative relationships with different component suppliers, which could delay the introduction of our products, increase the costs for components more than anticipated, and negatively impact our business.

We purchase components for the manufacturing of our satellites from third party suppliers and depend on those suppliers to deliver to the contracted specifications in order for us to maintain and grow our fleet of satellites and offerings. We may experience difficulties if these suppliers do not meet their obligations to deliver and support this equipment or if they are unable to supply the required components for new satellite designs, on time, at certain prices, of certain quality, or at all. If such suppliers are unable to supply the required components, we will need to engage in new supply relationships. Given the technical and sophisticated nature of the components we utilize, there is a limited number of suppliers we could use. Further, making such a change in suppliers could take time and could result in us having increased costs or force us to make design changes that impact other components or capabilities of the satellites. As a result of the foregoing, any change in supply relationships could have a material adverse effect on our business, financial condition and results of operations.

The effects of the ongoing COVID-19 pandemic have materially affected how we and our customers, vendors, and partners are operating our businesses, and the duration and extent to which this will negatively impact our future business and operations, results of operations, financial condition, and cash flows remain uncertain.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This pandemic has adversely affected workforces, organizations, governments, customers, economies, and financial markets globally, leading to an economic downturn and increased market volatility. The ongoing COVID-19 pandemic has also disrupted the normal operations of many businesses, including ours and those of our customers, vendors, and partners. For example, in response to the initial outbreak of COVID-19, we took several precautionary steps early to safeguard our business and our people, including implementing travel bans and restrictions, temporarily closing offices and transitioning to a primarily remote working environment, and canceling participation in various industry events. The ongoing COVID-19 pandemic, as well as intensified measures undertaken from time to time in various countries and territories to contain the spread of COVID-19, including variants thereof, could decrease the spending of our existing and potential new customers, adversely affect demand for our products, cause one or more of our customers, vendors, and partners to file for bankruptcy protection or go out of business, cause one or more of our customers to fail to renew, terminate, or renegotiate their contracts with us, affect the ability of our sales team to travel to potential customers, impact expected spending from existing and potential new customers, negatively impact collections of accounts receivable, and negatively impact the financial markets and therefore our ability to raise additional capital for our business, all of which could adversely affect our business, results of operations, and financial condition.

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

Significant portions of our revenue and accounts receivable are concentrated with a limited number of customers. For the fiscal year ended January 31, 2023, one customer accounted for 15% of revenue. As of January 31, 2022, four customers accounted for 23%, 14%, 12% and 10% of accounts receivable, respectively. Further, accounts receivable are typically unsecured and are thus subject to the increased risk of us being unable to collect on overdue amounts.

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

The availability and cost to us of external financing depend on a number of factors, including our financial performance and general market conditions, including any impact of national or global health concerns, inflation or rising interest rates, bank and financial institution stability or other global events that may have on general market conditions or the capital markets specifically. Declines in our expected future revenues under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit and access to the capital markets. Other factors that could impact the availability and cost to us of external financing include the amount of debt in our current or future capital structure, activities associated with strategic initiatives, the health of our satellites, the success or failure of our planned launches, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by potential lenders and may result in less access to the capital markets. Long-term disruptions in the capital or credit markets as a result of uncertainty or recession, changing or increased regulation or failures of significant financial institutions could adversely affect our access to capital. A deterioration in our financial performance or general market conditions could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available and, in either case, could result in our deferring or reducing capital expenditures including on new or replacement satellites. In addition, sustained or increased economic weaknesses or pressures or new economic conditions may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions and/or the development, design, acquisition and construction of new satellites. We cannot predict with any certainty whether or not we will be impacted by economic conditions. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

We outsource substantially all of the infrastructure relating to our cloud-accessible products to third-party hosting services. Our cloud-based products depend on protecting the virtual cloud infrastructure hosted by third-party hosting services by maintaining its configuration, architecture, features and interconnection specifications, as well as the information stored in these virtual data centers, which is transmitted by third-party internet service providers. Any limitation on the capacity of our third-party hosting services could impede our ability to onboard new customers or expand the usage of our existing customers, which could adversely affect our business, financial condition and results of operations. In addition, any incident affecting our third-party hosting services’ infrastructure may be caused by human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events, including events related to climate change. For more information, see “—We are subject to a series of risks related to climate change.” A prolonged service disruption affecting our cloud-based solution for any of the foregoing reasons would negatively impact our ability to serve our customers and could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the third-party hosting services we use.

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

Increased attention to, and evolving expectations for, sustainability and environmental, social, and governance (“ESG”) initiatives could increase our costs, harm our reputation, or otherwise adversely impact our business.

In recent years, increasing attention has been given to corporate activities related to ESG matters including increasing attention on and demands for action related to climate change and diversity, equity and inclusion matters. Expectations regarding voluntary ESG initiatives and disclosures may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain products, enhanced compliance or disclosure obligations, or other impacts to our business, financial condition, or results of operations.

While we may at times engage in voluntary initiatives (such as voluntary disclosures, certifications, or goals, among others) to improve the ESG profile of our company and/or products or to respond to stakeholder expectations, such initiatives may be costly and may not have the desired effect. Expectations around company’s management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control. For example, we may ultimately be unable to complete certain initiatives or targets, either on the timelines initially announced or at all, due to technological, cost, or other constraints, which may be within or outside of our control. Moreover, actions or statements that we may take based on based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or be subject to misinterpretation. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the timeline and manner in which we complete such initiatives), we may be subject to various adverse impacts, including reputational damage and potential stakeholder engagement and/or litigation, even if such initiatives are currently voluntary. For example, there have been increasing allegations of greenwashing against companies making significant ESG claims due to a variety of perceived deficiencies in performance, including as stakeholder perceptions of sustainability continue to evolve.

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. We may be especially subject to scrutiny on such matters given our position as a public benefit corporation and our efforts to portray our operations and products/services as a tool to help assess and manage certain ESG risks. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, the SEC has proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. The Biden Administration has also proposed revisions to the Federal Acquisition Regulation which, if adopted, would require similar compliance costs, increased liability for our climate-related disclosures, as well as, for certain suppliers, adoption of climate-related targets subject to the methodology of the Science Based Targets Initiative, which may influence our climate and business strategy in ways other than we might prefer. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

We may be subject to certain risks as a mission-driven company, including stockholder activism.

We believe that a critical contributor to our success has been our mission to use space to help life on Earth, by imaging the whole world and making global change visible, accessible, and actionable. This mission is a significant part of our business strategy and who we are as a company. However, we may make decisions regarding our business and products in accordance with our mission and values that may reduce our short- or medium-term operating results if we believe those decisions are consistent with the mission. Although we expect that our commitment to the mission will, accordingly, improve our financial performance over the long term, these decisions may not be consistent with the expectations of investors and any longer-term benefits may not materialize within the time frame we expect or at all, which could harm our business, revenue and financial results.

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

We intend to insure certain satellites in our constellation and certain manufacturing risks, inventory and launches to the extent that insurance is available at acceptable premiums. This insurance will not protect us against all losses to our inventory and satellites due to specified limitations, exclusions, deductibles and material change limitations, and it may be difficult to insure against certain risks, including a partial deterioration in satellite performance and satellite re-entry.

Although we intend to obtain and maintain insurance for our inventory, operating satellites and certain launches, any determination we make as to whether to obtain insurance coverage will depend on a variety of factors, including the availability of insurance in the market, the cost of available insurance and the redundancy of our operating satellites. Higher premiums on insurance policies will increase our costs and consequently reduce our operating income by the amount of such increased premiums. If the terms of on-orbit insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all. Even if obtained, our on-orbit operations insurance will not cover any loss in revenue incurred as a result of a partial or total satellite loss.

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

Our quarterly results of operations, our key metrics discussed elsewhere in our public filings, and other metrics that analysts use to evaluate our business, have fluctuated in the past and may vary significantly in the future. Quarter-to-quarter comparisons of our operating results and other key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our Class A common stock could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

•the impact of an economic downturn or market volatility, including downturn caused by national and global health concerns, geopolitical tensions, inflation or rising interest rates, on our business and the businesses of our customers, prospective customers and partners;
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
•the effects of national and global health concerns, such as the COVID-19 pandemic;
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

We could incur substantial losses from our cash and investment accounts if one of the financial institutions that we use fails or is taken over by the U.S. Federal Deposit Insurance Corporation (“FDIC”).

We maintain cash and investment accounts, as well as restricted cash as certificates of deposits for facility leases and other contractual obligations, at multiple financial institutions in amounts that are significantly in excess of the limits insured by the FDIC. If one or more of the institutions with which we maintain accounts were to fail or be taken over by the FDIC, such as the recent take-over of Silicon Valley Bank where we held some of our accounts prior to such bank’s failure, our ability to access such accounts might be temporarily or permanently limited. While we take steps to ensure the loss of all or a significant portion of any uninsured amount would not have an adverse effect on our ability to pay our operational expenses or make other payments, the failure of a financial institution where we hold any amount of money may require us to move funds to another bank, which could cause a temporary delay in making payments to our vendors and employees, or under other contractual arrangements, and cause other operational inconveniences. Additionally, any losses or delay in access to funds as a result of such events could have a material adverse effect on our ability to meet contractual obligations, earnings, financial condition, cash flows and stock price.

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

Our industry is highly regulated due to the sensitive nature of satellite technology. The laws and regulations governing our business and operations, including the collection and distribution of satellite imagery, may change in the future. Additionally, there are certain environmental risks involved in the operation of our ground stations, manufacturing of our satellites and potential for orbital debris. To the extent that governments impose restrictions or additional regulations, or new interpretations or applications of existing laws, to address regulation of satellite technology or any environmental concerns regarding our business activities, we may be required to alter our business operations to comply with such changes. Our ability to sell our products and services on a global basis may also be reduced or restricted due to increased U.S., E.U. or other government regulations. This risk is heightened by the geopolitical relevance of our data, which can shed light on sensitive operations around the globe. Moreover, we may face lawsuits or incur liability as a result of the imagery we make available through our products and services. In any of these cases, our business and operating results may be materially and adversely affected.

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

We are subject to the requirements of the National Industrial Security Program Operating Manual for the facility security clearance of our subsidiary, Planet Labs Federal, Inc., which is a prerequisite to our ability to perform services requiring access to classified information and information systems for the U.S. government.

A facility security clearance is required for a company to receive information and perform on classified contracts for the U.S. Department of Defense and certain other agencies of the U.S. government. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual (“NISPOM”), which specifies the requirements for the protection of classified information released or disclosed in connection with classified U.S. government contracts.

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

We cannot be certain that we will be able to maintain our facility security clearance. If for some reason our facility security clearance is invalidated or terminated, we would not be able to continue to perform on classified contracts and would not be able to enter into new classified contracts, which could adversely affect our revenues. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of access to classified information, loss of a U.S. government contract, or potentially debarment as a government contractor. The inability to obtain and maintain our facility security clearance would have a material adverse effect on our business, financial condition and operating results.

Further, we are limited in our ability to provide specific information about any security designated programs that we may participate in, their risks, or any disputes or claims relating to such programs. As a result, investors have less insight into our security designated programs than our other businesses and therefore less ability to fully evaluate the risks related to our security designated business or our business overall.

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
•general economic and political conditions, such as the effects of national and global health concerns, recessions, interest rates, inflation, local and national elections, the effects of bank or financial institution failures, fuel prices, international currency fluctuations and corruption; and
•acts of terrorism, war or political instability, both domestically and internationally, including the current events involving Russia and Ukraine, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions.

The stock markets in general have experienced extreme price and volume volatility often unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class A common stock and warrants, and securities of other companies in our industry, often without regard to the operating performance of the affected companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, operating results, financial condition and reputation. In addition, the Business Combination resulted in our merging with a special purpose acquisition company (“SPAC”), which can cause additional volatility in the price of our Class A common stock and warrants. There has also been increased focus by government agencies on transactions such as the Business Combination recently, and we expect that increased focus to continue, and we may be subject to increased scrutiny by the SEC, other government agencies and holders of our securities, as a result.

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

Following the consummation of the Business Combination and subject to certain exceptions, dMY Sponsor IV, LLC (“dMY Sponsor”) and certain of the former stockholders of Former Planet are contractually restricted from selling or transferring certain shares of Class A common stock (not including the shares of Class A common stock issued in the PIPE Investment pursuant to the terms of the Subscription Agreements or purchased in the public market) for certain periods of time.

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

As a public benefit corporation, we are required to balance our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit or benefits identified by our Charter. There is no assurance that we will achieve our public benefit purpose or that the expected positive impact from being a public benefit corporation will be realized, which could have a material adverse effect on our reputation, which in turn may have a material adverse effect on our business, results of operations and financial condition.

As a public benefit corporation, we are required, under Section 366 of the Delaware General Corporation Law (“DGCL”), to disclose to stockholders a report at least biennially on our overall public benefit performance and on our assessment of our success in achieving our specific public benefit purpose. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation and status as a public benefit corporation may be harmed.

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

The standards required for a public company under Section 404 of the Sarbanes-Oxley Act (“Section 404”) are significantly more stringent than those required of privately held companies. Pursuant to Section 404, for the first time since becoming a public company, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the fiscal year ended January 31, 2023. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting in this Annual Report on Form 10-K, our first annual report required to be filed with the SEC following the date we are no longer an emerging growth company, as well as in subsequent Annual Reports on Form 10-K. If we are unable to in any such Annual Report on Form 10-K assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected.

To prepare for compliance with Section 404, we engaged, and will continue to engage, in compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404, which can be costly and challenging. Our compliance with Section 404 requires that we incur substantial expenses and expend significant management efforts, including a potential need to hire additional accounting and financial. Any disruptions or difficulties in implementing or using these systems could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our systems of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements.

As of January 31, 2023, we are no longer an emerging growth company within the meaning of the Securities Act, and reduced disclosure and governance requirements applicable to emerging growth companies no longer apply to us, which will increase costs associated with operating as a public company.

As of January 31, 2023, we ceased to qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) because on July 31, 2022, the market value of our common stock that was held by non-affiliates exceeded $700 million. As a result, we are no longer permitted to take advantage of the reduced reporting and governance requirements that are available to emerging growth companies including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

As we are no longer an emerging growth company, we expect to incur additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not emerging growth companies. Compliance with these additional laws, rules and regulations has increased, and will continue to increase, our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. In addition, management’s attention may be diverted from other business concerns and our costs and expenses will increase, which could harm our business and operating results. We may also need to hire more employees in the future or engage additional outside consultants to comply with these requirements, which will increase our costs and expenses.

General Risk Factors

Our past and future acquisitions will require significant management attention. Our acquisitions could disrupt our business, dilute stockholder value or adversely affect our operating results.

As part of our business strategy, we may make investments in complementary companies, products or technologies, and these acquisitions could pose challenges or risks. In this regard, we have made strategic acquisitions, including the acquisition of the BlackBridge group of companies in September 2015, the Terra Bella business from Google in April 2017, Boundless Spatial in March 2019, VanderSat in December 2021 and Salo Sciences in January 2023. We do not know if we will be able to complete any future acquisitions or successfully integrate any acquired business, operate it profitably or retain its key employees, customers, partners or vendors. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance, and could distract our management. If we fail to successfully integrate the assets, technologies and employees from any acquired business, our revenue and operating results could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Further, any debt we incur to complete an acquisition could result in increased fixed obligations and include certain covenants that could impede our ability to manage our operations. Alternatively, if we use equity to finance any acquisitions, it could dilute our current stockholders.

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

We derive revenue principally from licensing rights to use imagery that is delivered digitally to our customers through our online platform. Our imagery licensing agreements vary by contract, but generally have annual or multi-year contractual terms. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief, including as a result of the impacts and disruptions caused by nationals and global health concerns, such as the COVID-19 pandemic, or other global events, and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our business, results of operations and financial condition.

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

Item 1B. Unresolved Staff Comments
Not applicable.

Item 2. Properties
Our corporate headquarters is located in San Francisco, California, and consists of approximately 71,280 square feet, in which all satellite manufacturing, testing, and R&D occurs. Our European offices are located in Berlin, Germany, and Haarlem, Netherlands, and consist of approximately 1,400 and 774 square meters, respectively. Our European offices host portions of our sales and marketing, software engineering, and satellite operation functions. We also have an approximately 3,000 square foot Washington, D.C., office that serves as the corporate headquarters for Planet Federal.
Our office buildings are leased over various lease terms extending until the end of calendar year 2026. We believe that our office space is adequate for our current needs and should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Class A common stock and warrants are listed on the NYSE under the symbols “PL” and “PL WS,” respectively. From March 9, 2021 until the consummation of the Business Combination, dMY IV’s units, Class A common stock and public warrants were publicly traded on the NYSE under the symbols “DMYQ.U, ” “DMYQ ” and “DMYQ WS,” respectively.

Holders
On March 24, 2023, the numbers of record holders of the Company’s Class A common stock, Class B common stock and warrants were 132, 2 and 3, respectively. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividends
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, to fund the development and growth of the business, and therefore do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our business prospects, results of operations, financial condition, cash requirements and availability, debt repayment obligations, capital expenditure needs, contractual restrictions, covenants in the agreements governing current and future indebtedness, industry trends, the provisions of Delaware law affecting the payment of dividends and distributions to stockholders and any other factors or considerations our board of directors deems relevant.

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
The graph below illustrates the total return from December 7, 2021, which was the first day our Class A common stock began trading after the closing of Business Combination, through January 31, 2023, for (i) our Class A common stock, (ii) the Nasdaq Composite Index (“Nasdaq Composite”), and (iii) the Nasdaq Computer Index (“Nasdaq Computer”). The graph assumes that $100 was invested on December 7, 2021 in each of our Class A common stock, the Nasdaq Composite, and the Nasdaq Computer, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

	12/7/21	1/31/22	4/30/22	7/31/22	10/31/22	1/31/23
Planet Labs PBC Class A common stock	$100.00	$56.43	$46.53	$49.31	$48.57	$45.79
NASDAQ Composite	$100.00	$91.72	$79.58	$80.12	$71.20	$75.25
NASDAQ Computer	$100.00	$93.73	$78.56	$78.81	$66.03	$73.74

Recent sales of unregistered securities; use of proceeds from registered securities.
Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None, other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of restricted stock unit awards.

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
This MD&A generally discusses fiscal year ended January 31, 2023 and fiscal year ended January 31, 2022 items and year-to-year comparisons between fiscal year ended January 31, 2023 and fiscal year ended January 31, 2022. Discussions of fiscal year ended January 31, 2021 items and year-to-year comparisons between the fiscal year ended January 31,2022 and the fiscal year ended January 31, 2021 that are not included in this Form 10-K can be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2022, filed with the SEC on April 14, 2022.

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
We deliver a differentiated data set: a new image of the entire Earth’s landmass, constantly refreshed. To collect this powerful data set, we design, build and operate hundreds of satellites, making our fleet the largest Earth observation fleet of satellites in history. Our daily stream of proprietary data and machine learning analytics, delivered through our cloud-native platform, helps companies, governments and civil society use satellite imagery to discover insights as change happens.
To help further our mission, we have developed advanced satellite technology that increases the cost performance of each satellite. This has enabled us to launch large fleets of satellites at lower cost and in turn record over 2,400 images on average for every point on Earth’s landmass, a non-replicable historical archive for analytics, machine learning, and insights. We have advanced data processing capabilities that enable us to produce “AI-ready” data sets. As this data set continues to grow, we believe its value to our customers will further increase.
We currently serve over 880 customers across large commercial and government verticals, including agriculture, mapping, forestry, finance and insurance, as well as federal, state, and local government bodies. Our products serve a variety of diverse customer needs. For example, our products help farmers make decisions that result in significant increases in their harvests, while using fewer resources, by timely alerting them to changes happening within their fields. Governments use our data to help deliver public services more effectively in disaster response. Mapping companies use our data to keep online maps up to date. Also, journalists and human rights organizations use our data to uncover and report the truth about events in hard-to-reach places.
Our proprietary data set and analytics are delivered pursuant to subscription and usage-based data licensing agreements and are accessed by our customers through our online platform and subscription APIs. We believe our efficient cost structure, one-to-many business model and differentiated data set have enabled us to grow our customer base across multiple vertical markets. As of January 31, 2023, our EoP Customer Count was 882 customers, which represented a 15% year-over-year growth when compared to January 31, 2022. Our EoP Customer Count has grown quarter-over-quarter for every quarter in the prior three years. For a definition of EoP Customer Count see the section titled “Key Operational and Business Metrics.” Over 95% of our customers sign annual or multiyear contracts, with an average contract length of approximately two years, weighted on an annual contract value basis.
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
As a result of the Business Combination, we became a SEC-registered company listed on the NYSE which required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. Our results of operations and statements of financial position may not be comparable between periods as a result of the Business Combination.
Impact of COVID-19
The COVID-19 pandemic has generally disrupted the operations of our vendors, customers, and prospective customers, and may continue to disrupt their operations, including as a result of travel restrictions and/or business shutdowns, uncertainty in the financial markets, or other harm to their business and financial results. This disruption could result in a reduction to information technology budgets, delayed purchasing decisions, longer sales cycles, extended payment terms, the timing of payments, and postponed or canceled projects, all of which could negatively impact our business and operating results, including sales and cash flows. The ultimate impact of COVID-19, or other national or global health concerns, on our financial and operating results is unknown and will depend on the length of time that the disruptions to our vendors, customers and prospective customers exist. The full extent of the impact of COVID-19 is unknown but we do not expect the COVID-19 pandemic to have a material impact on our business going forward.
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
Expansion into New Verticals:
We plan to invest in our software engineering teams to develop solutions to address use cases in emerging markets in our industry such as Energy & Infrastructure, Finance & Insurance, Forestry and ESG-related Industrial / Consumer Packaged Goods. In addition, to expand our reach within vertical markets, we intend to leverage our open data platform with specific vertical partners to deliver vertical market-specific solutions. We believe our increased investment in developing software analytics solutions has the potential to accelerate the usage of our data and analytics across broader audiences.
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

Net Dollar Retention Rate

	Year Ended January 31,
	2023	2022
Net Dollar Retention Rate	131%	108%
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate increased to 131% for the fiscal year ended January 31, 2023 as compared to 108% for the fiscal year ended January 31, 2022, primarily due to improved renewal and expansion value of large government contracts and the overall retention rate improvement across our customer base due to tiered customer success programs and targeted use case selling approach in the fiscal year ended January 31, 2023.

Net Dollar Retention Rate including Winbacks

	Year Ended January 31,
	2023	2022
Net Dollar Retention Rate including Winbacks	134%	116%
We report on two metrics for net dollar retention—net retention excluding winbacks and including winbacks. A winback is a previously existing customer who was inactive at the start of the current fiscal year, but has reactivated during the current fiscal year. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks increased to 134% for the fiscal year ended January 31, 2023 as compared to 116% for the fiscal year ended January 31, 2022, primarily due to improved renewal and expansion value of large government contracts and the overall retention rate improvement across our customer base due to tiered customer success programs and targeted use case selling approach in the fiscal year ended January 31, 2023.

EoP Customer Count

	Year Ended January 31,
	2023	2022
EoP Customer Count	882	770
We define EoP Customer Count as the total count of all existing customers at the end of the period. We define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count increased to 882 as of January 31, 2023, as compared to 770 as of January 31, 2022. The increase was primarily attributable to the increased demand for our data.

Percent of Recurring ACV

	Year Ended January 31,
	2023	2022
% Recurring	94%	92%
Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts divided by the total dollar value of all contracts in our ACV Book of Business at a specific point in time. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV increased to 94% for the fiscal year ended January 31, 2023, as compared to 92% for the fiscal year ended January 31, 2022. The increase in Percent of Recurring ACV is largely attributable to large, multi-year contracts signed in fiscal year ended January 31, 2023.

Capital Expenditures as a Percentage of Revenue

	Year Ended January 31,
	2023	2022
Capital Expenditures as Percentage of Revenue	7%	11%
We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue decreased to 7% for the fiscal year ended January 31, 2023, as compared to 11% for the fiscal year ended January 31, 2022. The decrease in Capital Expenditures as a Percentage of Revenue was primarily attributable to the increase in revenue during the fiscal year ended January 31, 2023.

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
Cost of Revenue
Cost of revenue consists of employee-related costs of performing account and data provisioning, customer support, satellite and engineering operations, as well as the costs of operating and retrieving information from the satellites, processing and storing the data retrieved, third party imagery expenses, depreciation of satellites and ground stations, amortization of acquired intangibles and the amortization of capitalized internal-use software related to creating imagery provided to customers. Employee-related costs include salaries, benefits, bonuses and stock-based compensation. To a lesser extent, cost of revenue includes costs from professional services, including costs paid to subcontractors and certain third-party fees.
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
Research and Development
Research and development expenditures primarily include personnel related expenses for employees and consultants, hardware costs, supplies costs, contractor fees and administrative expenses. Employee-related costs include salaries, benefits, bonuses and stock-based compensation. Expenses classified as research and development are expensed as incurred and attributable to advancing technology research, platform and infrastructure development and the research and development of new product iterations. Fees for our performance of research and development services under certain arrangements are recognized as a reduction of research and development expenses based on a cost incurred method.
We continue to iterate on the design of our satellites and the capabilities of our automated operations to optimize for efficiency and technical capability of each satellite. Costs associated with satellite and other space related research and development activities are expensed as incurred.
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
Interest Expense
Interest expense primarily consists of interest expense associated with our borrowings and amortization of debt issuance costs for our loans. Prior to the Business Combination, our debt included loans with Venture Lending & Leasing, Inc. (“Venture”), an affiliate of Western Technology Investment and our Credit Agreement with Silicon Valley Bank (“SVB”) and Hercules Capital, Inc. (“Hercules”). We repaid our debt with SVB and Hercules of $67.1 million, including the outstanding principal, accrued interest and repayment fees, upon completion of the Business Combination and we had no debt outstanding as of January 31, 2023 or 2022.
Change in fair value of convertible notes and warrant liabilities
Change in fair value of liabilities includes the change in fair value of warrant liabilities and the change in fair value of our convertible notes, which converted into Class A common stock in connection with the Business Combination. We expect to incur other incremental income or expense for fair value adjustments resulting from warrant liabilities that remain outstanding.
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

Results of Operations
Year Ended January 31, 2023 Compared to Year Ended January 31, 2022
The following table sets forth a summary of our consolidated results of operations for the years indicated and the changes between such periods.

	Year Ended January 31,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Revenue	$191,256	$131,209	$60,047	46%
Cost of revenue	97,248	82,987	14,261	17%
Gross profit	94,008	48,222	45,786	95%
Operating expenses
Research and development	110,916	66,684	44,232	66%
Sales and marketing	78,020	52,917	25,103	47%
General and administrative	80,747	56,672	24,075	42%
Total operating expenses	269,683	176,273	93,410	53%
Loss from operations	(175,675)	(128,051)	(47,624)	37%
Debt extinguishment gain (loss)	—	(1,690)	1,690	(100)%
Interest income	7,672	21	7,651	36,433%
Interest expense	—	(8,772)	8,772	(100)%
Change in fair value of convertible notes and warrant liabilities	6,554	5,726	828	14%
Other income (expense), net	330	(2,248)	2,578	(115)%
Total other income (expense), net	14,556	(6,963)	21,519	(309)%
Loss before provision for income taxes	(161,119)	(135,014)	(26,105)	19%
Provision for income taxes	847	2,110	(1,263)	(60)%
Net loss	$(161,966)	$(137,124)	$(24,842)	18%
Revenue
Revenue increased $60.0 million, or 46%, to $191.3 million for the fiscal year ended January 31, 2023, from $131.2 million for the fiscal year ended January 31, 2022. The increase was primarily due to net expansion of existing customer contracts of $47.2 million and an increase from new customers worldwide of $12.8 million. EoP Customer Count increased approximately 15% to 882 as of January 31, 2023, from 770 as of January 31, 2022. The increase in total customers and the associated revenue from those customers was largely due to increased demand for our products. The increase in revenue was also attributable to increased usage from our existing customers in the current period.
Cost of Revenue
Cost of revenue increased $14.3 million, or 17%, to $97.2 million for the fiscal year ended January 31, 2023, from $83.0 million for the fiscal year ended January 31, 2022. The increase was primarily due to a $8.6 million increase in employee related costs, due to increased headcount and a $2.9 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares for which the recognition of expense commenced upon the closing of the Business Combination on December 7, 2021 and increased headcount. The increase was also partially due to a $4.5 million increase in hosting costs associated with an increase in archive data and growth in our customer base and a $0.7 million increase in travel expense.
Research and Development
Research and development expenses increased $44.2 million, or 66%, to $110.9 million for the fiscal year ended January 31, 2023, from $66.7 million for the fiscal year ended January 31, 2022. The increase was primarily due to a $39.3 million increase in employee related costs, due to increased headcount and a $16.6 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares for which the recognition of expense commenced upon the closing of the Business Combination on December 7, 2021 and increased headcount. The increase was also partially due to a $1.4 million increase in software and maintenance expenses and a $1.6 million increase in travel expenses.
Sales and Marketing
Sales and marketing expenses increased $25.1 million, or 47%, to $78.0 million, for the fiscal year ended January 31, 2023, from $52.9 million for the fiscal year ended January 31, 2022. The increase was primarily due to a $18.5 million increase in employee related costs, due to increased headcount, a $1.3 million increase in commission expense and a $5.9 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares for which the recognition of expense commenced upon the closing of the Business Combination on December 7, 2021 and increased headcount. The increase was also partially due to an increase of $3.7 million for travel and entertainment expenses, an increase of $0.7 million for professional and consulting services, and an increase of $0.7 million for software and maintenance expenses.
General and Administrative
General and administrative expenses increased $24.1 million, or 42%, to $80.7 million for the fiscal year ended January 31, 2023, from $56.7 million for the fiscal year ended January 31, 2022. The increase was primarily due to a $16.4 million increase in employee related costs, due to increased headcount and a $8.3 million increase in stock-based compensation. The increase in stock-based compensation was primarily due to earn-out shares for which the recognition of expense commenced upon the closing of the Business Combination on December 7, 2021 and increased headcount. The increase was also partially due to an increase of $3.2 million in directors’ and officers’ and other corporate insurance, an increase of finance and accounting costs of $2.5 million, primarily due to accounting and consultant fees, and an increase of $1.8 million in rent and occupancy costs.
Debt Extinguishment Gain (Loss)
Debt extinguishment loss for the fiscal year ended January 31, 2022 reflects the loss realized upon the repayment of all amounts owed under the credit agreement with SVB and Hercules in connection with the Business Combination.
Interest Income
Interest income was $7.7 million for the fiscal year ended January 31, 2023 as compared to an immaterial amount for the fiscal year ended January 31, 2022. The increase was primarily due to our short-term investment balances and an increase in interest rates.
Interest Expense
No interest expense was recognized for the fiscal year ended January 31, 2023 because we had no debt outstanding during the period.
Interest expense for the fiscal year ended January 31, 2022, was related to our credit agreement with SVB and Hercules which we repaid upon completion of the Business Combination.
Change in fair value of convertible notes and warrant liabilities
The change in fair value of convertible notes and warrant liabilities increased $0.8 million to a gain of $6.6 million for the fiscal year ended January 31, 2023, from a gain of $5.7 million for the fiscal year ended January 31, 2022.
The change in fair value of convertible notes and warrant liabilities during the fiscal year ended January 31, 2023 reflects a gain of $6.6 million due to the revaluation of the liability classified public and private placement warrants that were assumed in connection with the Business Combination.
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

Other Income (Expense), net
Other income of $0.3 million for the fiscal year ended January 31, 2023 primarily reflects realized and unrealized foreign currency exchange gains and losses.
Other expense of $2.2 million for the fiscal year ended January 31, 2022 primarily reflects $2.2 million of transaction costs associated with the public and private placement warrants assumed in connection with the Business Combination.
Provision for Income Taxes
Provision for income taxes decreased $1.3 million or (60)% to $0.8 million for the fiscal year ended January 31, 2023, from $2.1 million for the fiscal year ended January 31, 2022. For the fiscal year ended January 31, 2023, the income tax expense was primarily driven by the current tax on foreign earnings and foreign withholding taxes, partially offset by the recognition of an acquisition related deferred tax benefit. For the fiscal year ended January 31, 2022, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the fiscal years ended January 31, 2023 and January 31, 2022 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

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
As mentioned above, Non-GAAP Gross Profit and Adjusted EBITDA are non-GAAP measures, and are additions, and not substitutes for or superior to, measures of financial performance prepared in accordance with U.S. GAAP and should not be considered as an alternative to gross profit, net income, operating income or any other performance measures derived in accordance with U.S. GAAP or as an alternative to cash flows from operating activities as a measure of liquidity. Further, Non-GAAP Gross Profit and Adjusted EBITDA are not based on any standardized methodology prescribed by U.S. GAAP and are not necessarily comparable to similarly-titled measures presented by other companies. We present Adjusted EBITDA because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry and facilitates comparisons on a consistent basis across reporting periods. Further, we believe it is helpful in highlighting trends in our operating results because it excludes items that are not indicative of our core operating performance.
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
The table below reconciles our Gross Profit (the most directly comparable U.S. GAAP measure) to Non-GAAP Gross Profit, for the periods indicated:

	Year Ended January 31,
(in thousands, except percentages)	2023	2022
Gross Profit	$94,008	$48,222
Cost of revenue—Stock-based compensation	5,119	2,257
Amortization of acquired intangible assets	1,553	—
Non-GAAP Gross Profit	$100,680	$50,479
Gross Margin percentage	49%	37%
Non-GAAP Gross Margin percentage	53%	38%
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
The table below reconciles our net loss (the most directly comparable U.S. GAAP measure) to Adjusted EBITDA for the periods indicated:

	Year Ended January 31,
(in thousands)	2023	2022
Net loss	$(161,966)	$(137,124)
Interest expense	—	8,772
Interest income	(7,672)	(21)
Income tax provision	847	2,110
Depreciation and amortization	43,330	45,043
Debt extinguishment (gain) loss	—	1,690
Change in fair value of convertible notes and warrant liabilities	(6,554)	(5,726)
Stock-based compensation	75,544	41,956
Other (income) expense	(330)	2,248
Adjusted EBITDA	$(56,801)	$(41,052)
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
As of January 31, 2023, and 2022, we had $181.9 million and $490.8 million, respectively, in cash and cash equivalents. Additionally, as of January 31, 2023, we had short-term investments of $226.9 million which are highly liquid in nature and available for current operations. There were no short-term investments as of January 31, 2022. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.
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
As of January 31, 2023, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, purchase commitments for future satellite launch services, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 7, 10, and 14 to our consolidated financial statements in Part 8 of this Form 10-K for more information regarding these cash requirements.
We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.
Statement of Cash Flows
The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, refer to the consolidated statements of cash flows as presented within the consolidated financial statements.

	Year Ended January 31,
(in thousands)	2023	2022
Net cash provided by (used in)
Operating activities	$(73,933)	$(42,211)
Investing activities	$(242,263)	$(25,149)
Financing activities	$7,860	$489,184
Net cash used in operating activities
Net cash used in operating activities for the fiscal year ended January 31, 2023, primarily consisted of the net loss of $162.0 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included depreciation and amortization expense of $43.3 million and stock-based compensation expense of $75.5 million, which were partially offset by a change in fair value of warrant liabilities and convertible notes of $6.6 million. The net change in operating assets and liabilities primarily consisted of a $14.4 million decrease in deferred revenue, a $3.0 million decrease in accounts payable, accrued and other liabilities and a $10.1 million increase in prepaid expenses and other assets, which was partially offset by a $6.3 million decrease in accounts receivable.
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
Net cash used in investing activities
Net cash used in investing activities for the fiscal year ended January 31, 2023, consisted of purchases of property and equipment of $10.4 million, capitalized internal-use software costs of $2.3 million and purchases of available-for-sale securities of $280.3 million, partially offset by maturities of available-for-sale securities of $55.2 million. Cash used in investing activities also included $3.8 million, net of cash acquired, for the acquisition of Salo Sciences in January 2023.
Net cash used in investing activities for the fiscal year ended January 31, 2022, consisted of purchases of property and equipment of $10.3 million and capitalized internal-use software costs of $4.6 million. Cash used in investing activities also included $9.6 million, net of cash acquired, for the acquisition of VanderSat in December 2021.
Net cash provided by financing activities
Net cash provided by financing activities for the fiscal year ended January 31, 2023, primarily consisted of proceeds from the exercise of common stock options of $14.7 million, which was partially offset by payment of tax withholding obligations for vesting of restricted stock units of $6.3 million.
Net cash provided by financing activities for the fiscal year ended January 31, 2022, primarily consisted of $533.2 million of proceeds from the Business Combination and PIPE Investment net of transaction costs paid, $28.6 million proceeds from the exercise of common stock options, inclusive of an early exercise of $17.9 million in July 2021, which was offset by a $67.0 million principal repayment of the credit agreement with SVB and Hercules and $5.6 million for payment of tax withholding obligations for vesting of restricted stock units
Critical Accounting Policies and Estimates
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
We typically bill in advance either quarterly or annually for contracts with terms of one year or longer. We also have a small number of large contracts that have required payment terms that are monthly or quarterly in arrears. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the underlying performance obligations have been satisfied. Advance payments from customers have been categorized as current or non-current deferred revenue based on the expected performance date. We applied the practical expedient in Topic 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. The financing component of multi-year contracts was not significant.

Stock-Based Compensation
We account for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP, which require compensation cost for the grant-date fair value of stock-based awards to be recognized over the requisite service period. We determine the fair value of stock-based awards granted or modified, using appropriate valuation techniques. We recognize forfeitures as they occur.
We use the Black-Scholes option pricing model to determine the fair value of the stock options granted. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. We record stock-based compensation expense for stock options on a straight-line basis over the requisite service period, which is generally four years.
The fair value of Restricted Stock Units (“RSUs”) is the fair value of the underlying stock at the measurement date. For RSU awards that are subject only to a time-based service vesting requirement, we record stock-based compensation expense on a straight-line basis over the requisite service period, which is generally four years. For RSU awards that are subject to both time-based service and performance condition (including liquidity event) vesting requirements, no expense is recognized until it is probable that the vesting criteria would be met. Stock-based compensation expense for RSU awards with performance and other vesting criteria is recognized as expense under an accelerated graded vesting model.
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
The Earn-out Shares allocated to Former Planet equity award holders are accounted for as stock-based compensation pursuant to ASC 718, Compensation—Stock Compensation, because service must be provided through each market condition vesting requirement. The fair value of the Earn-out Shares allocated to Former Planet equity award holders was determined upon the close of the Business Combination which is recognized as stock-based compensation expense over the requisite service period. Compensation expense for awards with market conditions is not reversed if the market condition is not met.
The fair value of the Earn-out Shares was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. This valuation model requires inputs such as the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Earn-out Shares, which is 5 years from the closing of the Business Combination. Our volatility was derived from several publicly traded peer companies. We had historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, we estimated our expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The requisite service period for each of the four vesting tranches for the Earn-out Shares was derived from the median time to vest for each tranche utilizing the same simulation model that produced the fair value estimate.
Public and Private Placement Warrant Liabilities
In connection with dMY IV’s initial public offering, which occurred on March 9, 2021, dMY IV issued 34,500,000 units, consisting of one share of Class A common stock of dMY IV and one-fifth of one redeemable warrant, at a price of $10.00 per unit (the “Public Warrants”). Simultaneously with the closing of its initial public offering, dMY IV completed the private sale of 5,933,333 warrants to dMY Sponsor IV, LLC (the “dMY Sponsor”) at a purchase price of $1.50 per warrant (the “Private Placement Warrants”). Additionally, pursuant to a lock-up agreement entered into with the dMY Sponsor in connection with the Business Combination, 2,966,667 of the Private Placement Warrants are subject to vesting conditions (the “Private Placement Vesting Warrants”).
As of January 31, 2023, the Company had 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.
The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as of the measurement date.
The fair value of the Private Placement Warrants (excluding the Private Placement Vesting Warrants) are estimated using the Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants are estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. These valuation models require inputs such as the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is 5 years from the closing of the Business Combination. We had historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies.
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
Costs directly associated with design, construction, launch, and commissioning of satellites and systems are capitalized when the design of the satellites and systems is at a sufficiently advanced stage such that we believe the recovery of the costs through future cash inflows to be probable. We capitalize materials, labor and launch costs (including integration and launch insurance costs) that are incurred and necessary for the satellites to be placed into service. We depreciate the cost of a satellite over its estimated useful life, using a straight-line method of depreciation, once it is placed into service, which is when we determine that the satellites are providing imagery that meets the required quality specifications for sale to our customers.
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
During the fiscal year ended January 31, 2022, we recognized impairment expense of approximately $1.1 million relating to capitalized costs for certain internal-use software development projects that were discontinued before the projects were completed. The impairment expense is included in research and development expenses within the consolidated statement of operations and comprehensive loss for the fiscal year ended January 31, 2022. Other than as noted above, no events or changes in circumstances indicated the carrying amounts of our long-lived assets may not be recoverable during the fiscal years ended January 31, 2023, 2022 and 2021.
Business Combinations
We account for business combinations using the acquisition accounting method, which requires us to determine the fair value of net assets acquired, including intangible assets and related goodwill. We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity based on their fair values at the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires our judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. There are different valuation models for each component, the selection of which requires judgment. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable but recognize that the assumptions are inherently uncertain.
Acquisition-related costs are accounted for as expenses in the period in which they are incurred. The operating results of the acquired business are reflected in our consolidated financial statements as of the acquisition date.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization and is tested for impairment at least annually, during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that the asset might be impaired. In assessing goodwill for impairment, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should we conclude that it is more likely than not that the recorded goodwill amounts have been impaired, or if we elect to bypass the optional qualitative assessment as provided for under U.S. GAAP, we proceed with performing a quantitative impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. No goodwill impairment was recorded during the fiscal years ended January 31, 2023, 2022 and 2021.
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
As of January 31, 2023 and 2022, we had deferred tax assets of $222.1 million and $168.9 million, respectively, before valuation allowances. We regularly assess whether we can realize our deferred tax assets and establish a valuation allowance if it is more likely than not that some or all of our deferred tax assets will not be realized. We evaluate all available positive and negative evidence such as past operating results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax planning strategies. Based on management’s assessment that the realization of any future benefit from our deferred tax assets cannot be sufficiently assured, we recorded a valuation allowance against these deferred tax assets. Management’s estimates of future profitability and future changes in ownership may materially impact our valuation allowance and our net deferred tax position.
Judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. As of January 31, 2023, our estimated gross unrecognized tax benefits were $6.9 million, none of which, if recognized, would affect the effective tax rate.
We are subject to income tax in the United States and various foreign jurisdictions. As of January 31, 2023, we had a net deferred tax liability of $0.2 million. Our federal net operating loss (“NOL”) carryforward totaled $504.7 million, of which $259.2 million will expire at various dates through 2038 and $245.5 million has an indefinite carryforward. Additionally, we have state and foreign NOL carryforwards of $276.9 million and $0.9 million, respectively. The NOL carryforwards may be available to offset future income tax liabilities.
Recent Accounting Pronouncements
Refer to Note 2 to our consolidated financial statements included elsewhere in this Form 10-K for information regarding recently issued accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We have in the past and may in the future be exposed to certain market risks, including foreign currency exchange risk, interest rate risk and inflation risk, in the ordinary course of our business. Information relating to quantitative and qualitative disclosures about these market risks is set forth below.
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, revenue and operating expenses expose us to foreign currency exchange risk. For the fiscal years ended January 31, 2023, 2022 and 2021, approximately 16%, 20% and 10%, respectively, of our revenue was in foreign currencies. These sales were primarily denominated in Euro and Norwegian Krone. We do not believe a 10% change in the relative value of the U.S. Dollar would have materially affected our consolidated financial statements for the periods presented.
Interest Rate Risk
As of January 31, 2023, we had cash and cash equivalents of $181.9 million and $226.9 million of short-term investments, consisting of available-for-sale securities. The available-for-sale securities are recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a component of Other comprehensive income (loss), net of tax.
Our cash equivalent and investment portfolio is invested with a goal of preserving our access to capital, and primarily consists of money market funds, commercial paper, corporate debt securities and U.S. government debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. Due to the relatively short-term nature of our investment portfolio, a hypothetical 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio for the periods presented.
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

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Planet Labs PBC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Planet Labs PBC (the Company) as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 30, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company derives its revenue principally from licensing rights to use imagery that is delivered digitally through its online platform in addition to providing related services. The Company’s imagery licensing arrangements generally provide customers with the right to access imagery through the Company’s platform, download content on a limited or unlimited basis over the contractual period depending on the terms of the applicable contract, or provide both the right to access imagery and download content. To account for promised goods and services in accordance with ASC 606, Revenue from contracts with customers, the Company allocates the total contract consideration to distinct performance obligations on a relative standalone selling price basis and recognizes revenue when control of the distinct performance obligation is transferred to the customer. For example, the portion of the contract consideration related to the download license of existing or archive imagery content is recognized as revenue at the commencement of the contract when control of the imagery is transferred, and the imagery is available for download by the customer. The portion of the contract consideration related to the download of monitoring imagery content is recognized over the term of the contract utilizing a usage-based output measure of progress based on the download capacity specified in the contract.

Auditing the Company's recognition of revenue was challenging and complex due to the effort required to assess the Company’s accounting treatment for the relevant terms and conditions of its contracts in accordance with ASC 606. This also involved judgment to evaluate the determination of the relative standalone selling prices for each distinct performance obligation as well as the timing of recognition of revenue.

How We Addressed the Matter in Our Audit
Among other procedures to evaluate management’s identification of the distinct performance obligations, we read executed contracts for a sample of revenue transactions to understand the contract, the identified promised goods and services in the contract and distinct performance obligations. To test management’s determination of relative standalone selling price for each performance obligation, we performed audit procedures that included, among others, assessing the appropriateness of the methodology applied, testing the mathematical accuracy of the underlying data and calculations, and testing sample selections to corroborate the data underlying the Company’s calculations. We also evaluated whether the Company appropriately applied its revenue recognition policy to a sample of revenue transactions to determine whether revenue was recognized in the correct amount and period. Finally, we assessed the related disclosures in the consolidated financial statements.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2019.
San Jose, California
March 30, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Planet Labs PBC
Opinion on Internal Control Over Financial Reporting
We have audited Planet Labs PBC’s internal control over financial reporting as of January 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Planet Labs PBC (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2023, and the related notes and our report dated March 30, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
San Jose, California
March 30, 2023

Planet Labs PBC
Consolidated Balance Sheets

	January 31,
(in thousands, except share and par value amounts)	2023	2022
Assets
Current assets
Cash and cash equivalents	$181,892	$490,762
Short-term investments	226,868	—
Accounts receivable, net of allowance of $1,289 and $1,031, respectively	38,952	44,373
Prepaid expenses and other current assets	27,943	16,385
Total current assets	475,655	551,520
Property and equipment, net	108,091	133,280
Capitalized internal-use software, net	11,417	10,768
Goodwill	112,748	103,219
Intangible assets, net	14,831	14,197
Restricted cash and cash equivalents, non-current	5,657	5,743
Operating lease right-of-use assets	20,403	—
Other non-current assets	3,921	2,714
Total assets	$752,723	$821,441
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$6,900	$2,850
Accrued and other current liabilities (1)	46,022	48,823
Deferred revenue (1)	51,900	64,233
Liability from early exercise of stock options	12,550	16,135
Operating lease liabilities, current	4,885	—
Total current liabilities	122,257	132,041
Deferred revenue (1)	2,882	3,579
Deferred hosting costs (1)	8,679	12,149
Public and private placement warrant liabilities	16,670	23,224
Deferred rent	—	798
Operating lease liabilities	17,145	—
Contingent consideration	7,499	—
Other non-current liabilities	1,487	1,405
Total liabilities	176,619	173,196
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at January 31, 2023 and 2022, 250,625,975 and 241,017,687 Class A shares issued and outstanding at January 31, 2023 and 2022, respectively, 21,157,586 Class B shares issued and outstanding at January 31, 2023 and 2022, 0 Class C shares issued and outstanding at January 31, 2023 and 2022 (1)	27	27
Additional paid-in capital	1,513,102	1,423,151
Accumulated other comprehensive income	2,271	2,096
Accumulated deficit	(939,296)	(777,029)
Total stockholders’ equity	576,104	648,245
Total liabilities and stockholders’ equity	$752,723	$821,441

(1)	Balance includes related-party transactions entered into with Google, LLC (“Google”). See Note 14.
See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except share and per share amounts)	2023	2022	2021
Revenue (1)	$191,256	$131,209	$113,168
Cost of revenue (1)	97,248	82,987	87,383
Gross profit	94,008	48,222	25,785
Operating expenses
Research and development (1)	110,916	66,684	43,825
Sales and marketing	78,020	52,917	37,268
General and administrative	80,747	56,672	32,134
Total operating expenses	269,683	176,273	113,227
Loss from operations	(175,675)	(128,051)	(87,442)
Debt extinguishment gain (loss)	—	(1,690)	673
Interest income	7,672	21	53
Interest expense	—	(8,772)	(9,447)
Change in fair value of convertible notes and warrant liabilities	6,554	5,726	(30,053)
Other income (expense), net	330	(2,248)	186
Total other income (expense), net	14,556	(6,963)	(38,588)
Loss before provision for income taxes	(161,119)	(135,014)	(126,030)
Provision for income taxes	847	2,110	1,073
Net loss	$(161,966)	$(137,124)	$(127,103)
Basic and diluted net loss per share attributable to common stockholders	$(0.61)	$(1.72)	$(2.87)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	267,126,918	79,610,970	44,214,426

(1)	Balance includes related-party transactions entered into with Google. See Note 14.
See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Comprehensive Loss

	Year Ended January 31,
(in thousands)	2023	2022	2021
Net loss	$(161,966)	$(137,124)	$(127,103)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	13	327	276
Change in fair value of available-for-sale securities	162	—	—
Other comprehensive income (loss), net of tax	175	327	276
Comprehensive loss	$(161,791)	$(136,797)	$(126,827)

See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at February 1, 2020	131,252,627	$13	42,275,420	$4	$728,929	$1,493	$(512,802)	$217,637
Issuance of Class A common stock warrants	—	—	—	—	1,624	—	—	1,624
Issuance of Class A common stock from the exercise of common stock options	—	—	1,670,778	—	539	—	—	539
Stock-based compensation	—	—	—	—	14,538	—	—	14,538
Change in translation	—	—	—	—	—	276	—	276
Net loss	—	—	—	—	—	—	(127,103)	(127,103)
Balances at January 31, 2021	131,252,627	$13	43,946,198	$4	$745,630	$1,769	$(639,905)	$107,511
Issuance of Class A common stock from the exercise of common stock options	—	—	3,671,551	1	9,399	—	—	9,400
Issuance of Class A common stock upon vesting of restricted stock units	—	—	1,425,209	—	—	—	—	—
Vesting of early exercised stock options	—	—	183,822	—	1,793	—	—	1,793
Class A common stock withheld to satisfy employee tax withholding obligations	—	—	(532,676)	—	(5,598)	—	—	(5,598)
Issuance of recourse note to employee	—	—	—	—	(391)	—	—	(391)
Stock-based compensation	—	—	—	—	43,185	—	—	43,185
Exercise of Class A common stock warrants	—	—	2,976,452	—	—	—	—	—
Conversion of convertible preferred stock to Class A common stock	(131,252,627)	(13)	131,252,627	13	—	—	—	—
Reclassification of convertible preferred stock warrant liabilities converted to Class A common stock warrants	—	—	—	—	23,477	—	—	23,477
Conversion of convertible notes to Class A common stock	—	—	10,578,521	1	114,353	—	—	114,354
Issuance of Class A common stock upon Business Combination and PIPE Investment, net	—	—	66,772,830	8	478,449	—	—	478,457
Issuance of Class A common stock for acquisition of business	—	—	1,900,739	—	12,854	—	—	12,854
Change in translation	—	—	—	—	—	327	—	327
Net loss	—	—	—	—	—	—	(137,124)	(137,124)
Balances at January 31, 2022	—	$—	262,175,273	$27	$1,423,151	$2,096	$(777,029)	$648,245
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	(301)	(301)
Issuance of Class A common stock from the exercise of common stock options	—	—	7,138,894	—	15,941	—	—	15,941
Issuance of Class A common stock upon vesting of restricted stock units	—	—	3,264,229	—	—	—	—	—
Vesting of early exercised stock options	—	—	367,644	—	3,584	—	—	3,584
Class A common stock withheld to satisfy employee tax withholding obligations	—	—	(1,162,479)	—	(6,337)	—	—	(6,337)
Stock-based compensation	—	—	—	—	76,873	—	—	76,873
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	162	—	162
Other	—	—	—	—	(110)	—	—	(110)
Change in translation	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(161,966)	(161,966)
Balances at January 31, 2023	—	$—	271,783,561	$27	$1,513,102	$2,271	$(939,296)	$576,104
See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2023	2022	2021
Operating activities
Net loss	$(161,966)	$(137,124)	$(127,103)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	43,330	45,043	62,212
Stock-based compensation, net of capitalized cost of $1,329, $1,229 and $526, respectively	75,544	41,956	14,012
Change in fair value of convertible notes and warrant liabilities	(6,554)	(5,726)	30,053
Debt extinguishment (gain) loss	—	1,671	(673)
Deferred income taxes	(456)	(1,393)	—
Amortization of debt discount and issuance costs	—	2,635	2,750
Impairment of capitalized internal-use software	—	1,143	—
Other	52	45	823
Changes in operating assets and liabilities
Accounts receivable	6,313	3,263	(19,932)
Prepaid expenses and other assets	(10,080)	(8,680)	2,617
Accounts payable, accrued and other liabilities	(2,986)	16,072	11,033
Deferred revenue	(14,387)	(4,898)	14,433
Deferred hosting costs	(2,743)	5,844	7,971
Deferred rent	—	(2,062)	(2,223)
Net cash used in operating activities	(73,933)	(42,211)	(4,027)
Investing activities
Purchases of property and equipment	(10,440)	(10,313)	(26,096)
Capitalized internal-use software	(2,320)	(4,618)	(4,030)
Maturities of available-for-sale securities	55,172	—	—
Purchases of available-for-sale securities	(280,297)	—	—
Business acquisition, net of cash acquired	(3,821)	(9,620)	—
Other	(557)	(598)	(674)
Net cash used in investing activities	(242,263)	(25,149)	(30,800)
Financing activities
Proceeds from the exercise of common stock options	14,701	10,640	539
Class A common stock withheld to satisfy employee tax withholding obligations	(6,337)	(5,598)	—
Proceeds from the early exercise of common stock options	—	17,928	—
Proceeds from Business Combination and PIPE Investment, net of transaction costs	—	533,164	—
Principal payment of debt	—	(66,950)	—
Proceeds from issuance of debt and common stock warrants, net of issuance costs	—	—	14,862
Principal payment of convertible notes	—	—	(2,586)
Proceeds from issuance of convertible notes and preferred stock warrant	—	—	71,125
Other	(504)	—	—
Net cash provided by financing activities	7,860	489,184	83,940
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(402)	(1,550)	(312)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	(308,738)	420,274	48,801
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	496,814	76,540	27,739
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$188,076	$496,814	$76,540

Planet Labs PBC
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2023	2022	2021
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$6,753	$6,554
Cash paid for income tax	$3,100	$884	$1,084
Supplemental disclosures of noncash investing and financing activities
Contingent consideration for business acquisition	$8,030	$—	$—
Issuance of Class A common stock for business acquisition	$—	$12,854	$—
Conversion of convertible notes to Class A common stock	$—	$114,354	$—
Reclassification of convertible preferred stock warrant liabilities converted to Class A common stock warrants	$—	$23,477	$—
Accrued purchase of property and equipment	$51	$354	$522

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

(2)Basis of Preparation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of Planet Labs PBC and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year end is January 31.
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

Liquidity
Since its inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to incur additional operating losses and negative cash flows from operations as it seeks to expand its business. As of January 31, 2023 and 2022, the Company had $181.9 million and $490.8 million of cash and cash equivalents, respectively. Additionally, as of January 31, 2023, the Company had short-term investments of $226.9 million which are highly liquid in nature and available for current operations. There were no short-term investments as of January 31, 2022.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates and assumptions that affect the Company’s consolidated financial statements include, but are not limited to, the useful lives of property and equipment, capitalized internal-use software and intangible assets, allowances for credit losses for available-for-sale debt securities and accounts receivable, estimates related to revenue recognition, including the assessment of performance obligations within a contract and the determination of standalone selling price (“SSP”) for each performance obligation, the fair value of the Company’s common stock prior to the Business Combination and other assumptions used to measure stock-based compensation, the fair value of convertible notes and warrants, the fair value of assets acquired, and liabilities assumed from business combinations, the impairment of long-lived assets and goodwill, the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions, and contingencies.
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
Short-term investments
The Company’s short-term investments are designated as available-for-sale and are recorded at fair value each reporting period, which is based on quoted market prices for such securities, if available, or is estimated on the basis of quoted market prices of financial instruments with similar characteristics. Investments with original maturities greater than 90 days and remaining maturities of less than one year are classified within short-term investments on the Company’s consolidated balance sheets. In addition, investments with maturities beyond one year at the time of purchase that are highly liquid in nature and represent the investment of cash that is available for current operations are classified as short-term investments.
Unrealized gains and losses of available-for-sale securities are excluded from earnings and are reported as a component of Other comprehensive income (loss), net of tax, until the security is sold, the security has matured, or the Company determines that the fair value of the security has declined below its adjusted cost basis and the decline is not due to a credit loss. Realized gains and losses on short-term investments are calculated based on the specific identification method and are reclassified from accumulated other comprehensive income (loss) to other income (expense), net on the consolidated statements of operations.
Short-term investments are evaluated for allowances and impairment quarterly. The Company considers various factors in determining whether an allowance for expected credit losses or an impairment charge should be recognized, such as the credit quality of the issuer, the duration, severity of and the reason for the decline in value, the potential recovery period, and the Company’s intent to sell. No allowances or impairment charges were recognized during the fiscal year ended January 31, 2023. There were no short-term investments as of January 31, 2022.

Accounts Receivable and Allowances
Accounts receivable include amounts billed and billable to customers for services or products provided as of the end of the applicable period and do not bear interest. Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. Effective February 1, 2022, the allowance is assessed by applying a historical loss-rate methodology in accordance with ASC Topic 326, Financial Instruments - Credit Losses, adjusted as necessary based on the Company's review of accounts receivable, specifically reviewing factors including the age of the balances, customer payment history, creditworthiness, and other factors. The Company also considers market conditions and current and expected future economic conditions to inform adjustments to historical loss data. Expected credit losses are recorded as general and administrative expenses on the consolidated statements of operations.
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
The Company’s assets and liabilities measured at fair value on a recurring basis consist of cash and cash equivalents, short-term investments, restricted cash and cash equivalents, accrued liabilities, contingent consideration related to the Salo Sciences acquisition (Note 6), warrant liabilities and convertible notes.
Fair Value Option
The Company elected the fair value option to account for its convertible notes. The Company recorded the convertible notes at fair value with changes in fair value recorded on the consolidated statements of operations (Note 5). The primary reason for electing the fair value option was for simplification and cost-benefit considerations of accounting for the convertible notes at fair value versus bifurcation of the embedded derivatives. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred. In connection with the Business Combination, the convertible notes converted into shares of Class A common stock.

Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss at January 31, 2023 that the Company would incur if parties to cash, cash equivalents, and short-term investments failed completely to perform according to the terms of the contracts is $407.9 million.

Accounts receivables are typically unsecured and are derived from revenue earned from customers across various countries. As of January 31, 2023, one customer accounted for 15% of accounts receivable. As of January 31, 2022, four customers accounted for 23%, 14%, 12%, and 10% of accounts receivable, respectively.
For the fiscal year ended January 31, 2023, one customer accounted for 19% of revenue. For the fiscal year ended January 31, 2022, one customer accounted for 11% of revenue. For the fiscal year ended January 31, 2021, three customers accounted for 12%, 10% and 10%, of revenue, respectively.
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
Costs directly associated with design, construction, launch, and commissioning of satellites and systems are capitalized when the design of the satellites and systems is at a sufficiently advanced stage such that the Company believes that recovery of the costs through future cash inflows is probable. The Company capitalizes material, labor and launch costs (including integration and launch insurance costs) that are incurred and necessary for the satellites to be placed into service. The Company depreciates the cost of a satellite over its estimated useful life, using the straight-line method of depreciation, once it is placed into service, which is when the Company determines that the satellites are providing imagery that meets the required quality specifications for sale to its customers.
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
Capitalized Internal-Use Software Development Costs
Costs directly attributable to the development of internal-use software are capitalized when the preliminary design of the software is completed, management has committed funding to proceed with the development and confirmed adequate probability that the project will be completed and the software will function as intended. Capitalization is discontinued when the project is substantially completed and ready for its intended use. The Company capitalizes labor costs that are incurred and necessary for the software to be placed into service and any interest costs apportioned to the project, if material. The Company amortizes capitalized internal-use software development costs, once it is placed into service, over its estimated useful life using the straight-line method, which is generally one to four years based on management’s determination of the duration of time during which the related software will be in use and contributing to the Company’s cash flows.
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
During the fiscal year ended January 31, 2022, the Company recognized impairment expense of approximately $1.1 million relating to capitalized costs for certain internal-use software development projects that were discontinued before the projects were completed. The impairment expense is included in research and development expenses within the consolidated statements of operations for the fiscal year ended January 31, 2022. Other than as noted above, no events or changes in circumstances indicated the carrying amounts of the Company’s long-lived assets may not be recoverable during the fiscal years ended January 31, 2023, 2022 and 2021.
Business Combinations
The Company accounts for its business combinations using the acquisition accounting method, which requires it to determine the fair value of net assets acquired, including intangible assets and related goodwill. The Company allocates the fair value of purchase consideration to the assets acquired, liabilities assumed, and non-controlling interests in the acquired entity based on their fair values at the acquisition date. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates, asset lives and market multiples. There are different valuation models for each component, the selection of which requires judgment. These determinations will affect the amount of amortization expense recognized in future periods. The Company bases its fair value estimates on assumptions it believes are reasonable but recognizes that the assumptions are inherently uncertain.
Acquisition-related costs are accounted for as expenses in the period in which they are incurred. The operating results of the acquired business are reflected in the Company’s consolidated financial statements as of the acquisition date.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization and is tested for impairment at least annually, during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that the asset might be impaired. In assessing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded goodwill amounts have been impaired, or if the Company elects to bypass the optional qualitative assessment as provided for under U.S. GAAP, the Company proceeds with performing a quantitative impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. No goodwill impairment was recorded during the fiscal years ended January 31, 2023, 2022 and 2021.
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
The Company typically bills in advance either quarterly or annually for contracts with terms of one year or longer. The Company also has a small number of large contracts that have required payment terms that are monthly or quarterly in arrears. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the underlying performance obligations have been satisfied. Advance payments from customers have been categorized as current or non-current deferred revenue based on the expected performance date. The Company applied the practical expedient in Topic 606 and did not evaluate contracts of one year or less for the existence of a significant financing component. The financing component of multi-year contracts were not significant.
Cost of Revenue
Cost of revenue consists of employee-related costs of performing account and data provisioning, customer support, satellite and engineering operations, as well as the costs of operating and retrieving information from the satellites, processing and storing the data retrieved, third party imagery expenses, depreciation of satellites and ground stations, amortization of acquired intangibles and the amortization of capitalized internal-use software related to creating imagery provided to customers. Cost of revenue from professional services consists primarily of employee-related costs associated with providing these services, including costs paid to subcontractors and certain third-party fees. Employee-related costs include salaries, benefits, bonuses and stock-based compensation.

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
The Company continues to iterate its satellites and operations for optimal efficiency and function. Costs associated with satellite and other space related research and development activities are expensed as incurred.
Funding for the Company’s performance of research and development services under certain arrangements (see Note 9) are recognized as a reduction of research and development expenses based on measurement of progress using the input method.
Sales and Marketing
Sales and marketing expenditures primarily include costs incurred to market and distribute the Company’s products. Such costs include advertising and conferences, sales commissions, salaries, benefits and stock-based compensation for the Company’s sales and marketing personnel and sales office expenses. Sales and marketing expenses are expensed as incurred. Advertising expenses for the fiscal years ended January 31, 2023, 2022 and 2021 were not material.
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
The Company uses the Black-Scholes option pricing model to determine the fair value of the stock options granted. The Black-Scholes option pricing model requires the input of subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of the common stock, risk-free interest rates, and the expected dividend yield of the common stock. The assumptions used to determine the fair value of the option awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. The Company records stock-based compensation expense for stock options on a straight-line basis over the requisite service period, which is generally four years.
The fair value of Restricted Stock Units (“RSUs”) is the fair value of the underlying stock at the measurement date. For RSU awards that are subject only to a time-based service vesting requirement, the Company records stock-based compensation expense on a straight-line basis over the requisite service period, which is generally four years. For RSU awards that are subject to both time-based service and performance condition (including liquidity event) vesting requirements, no expense is recognized until it is probable that the vesting criteria would be met. Stock-based compensation expense for RSU awards with performance and other vesting criteria is recognized as expense under an accelerated graded vesting model.
Pursuant to the Merger Agreement for the Business Combination, Former Planet equity holders, including Former Planet equity award holders, have the right to receive earn-out consideration (the “Earn-out Shares”). The Earn-out Shares may be earned in four equal tranches based on market condition vesting requirements (see Note 3).
The Earn-out Shares allocated to Former Planet equity award holders are accounted for as stock-based compensation pursuant to ASC 718, Compensation—Stock Compensation, because service must be provided through each market condition vesting requirement. The fair value of the Earn-out Shares allocated to Former Planet equity award holders was determined upon the close of the Business Combination which is recognized as stock-based compensation expense over the requisite service period. Compensation expense for awards with market conditions is not reversed if the market condition is not met.
The fair value of the Earn-out Shares was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. This valuation model requires inputs such as the fair value of the Company’s Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of the Company’s Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Earn-out Shares, which is 5 years from the closing of the Business Combination. The Company’s volatility was derived from several publicly traded peer companies. The Company had historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, the Company estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The requisite service period for each of the four vesting tranches for the Earnout Shares was derived from the median time to vest for each tranche utilizing the same simulation model that produced the fair value estimate.

Public and Private Placement Warrant Liabilities
In connection with dMY IV’s initial public offering, which occurred on March 9, 2021, dMY IV issued 34,500,000 units, consisting of one share of Class A common stock of dMY IV and one-fifth of one redeemable warrant, at a price of $10.00 per unit (the “Public Warrants”). Simultaneously with the closing of its initial public offering, dMY IV completed the private sale of 5,933,333 warrants to dMY Sponsor IV, LLC (the “dMY Sponsor”) at a purchase price of $1.50 per warrant (the “Private Placement Warrants”). Additionally, pursuant to a lock-up agreement entered into with the dMY Sponsor in connection with the Business Combination, 2,966,667 of the Private Placement Warrants are subject to vesting conditions (the “Private Placement Vesting Warrants”). See Note 13 for further details relating to the Public Warrants and Private Placement Warrants.
The Company evaluated the Public Warrants and Private Placement Warrants, which are warrants for Class A common stock, under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A stockholders. As there are two classes of common stock, not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the warrants do not meet the conditions to be classified in equity. Since the Public Warrants and Private Placement Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statements of operations at each reporting date.
The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as of the measurement date.
The fair value of the Private Placement Warrants (excluding the Private Placement Vesting Warrants) are estimated using the Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants are estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. These valuation models require inputs such as the fair value of the Company’s Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of the Company’s Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is 5 years from the closing of the Business Combination. The Company had historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies.

Preferred Stock Warrants
Prior to the Business Combination, the Company had preferred stock warrants which were exercisable for Series B and Series D convertible preferred stock.
The Company’s convertible preferred stock was classified as permanent equity, as redemption was solely within control of the Company. Prior the Business Combination, the Company evaluated the Series B and Series D Preferred Stock warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded the Series B and Series D preferred stock warrants did not meet the criteria to be classified in stockholders’ equity. Specifically, the settlement provisions of the Series B and certain Series D preferred stock warrants met the criteria for liability classification as the number of shares to be issued was not fixed at the time of issuance. Certain other Series D preferred stock warrants met the criteria for liability classification as certain terms of the warrants precluded them from being indexed to the Company’s stock. As such, the Series B preferred stock warrants and Series D preferred stock warrants were recognized as liabilities and recorded at fair value. The change in fair value of these warrants was recognized at each reporting date in the consolidated statements of operations.
Upon the closing of the Business Combination, all Series B preferred stock warrants converted into warrants for Class A common stock warrants and were exercised.
Upon the closing of the Business Combination, all Series D preferred stock warrants converted into warrants for Class A common stock, and a portion of such Class A common stock warrants were not exercised and remained outstanding (see Note 11). The Company evaluated such Class A common stock warrants that remained outstanding under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and concluded they met the criteria to be classified in stockholders’ equity. Specifically, given that the underlying shares of such warrants are now Class A common stock, the terms of such warrants no longer preclude them from being indexed to the Company’s stock. Accordingly, the Class A common stock warrants that remained outstanding were measured at fair value and classified within stockholders’ equity on the date of the Business Combination.
Foreign Currency Transactions and Translation
The Company’s reporting currency is the U.S. dollar. The functional currency of the Company’s subsidiaries has been determined to be either the U.S. dollar, Euro or Canadian dollar as the case may be. Revenue and expenses of the Company’s foreign subsidiaries, with a functional currency of either Euro or Canadian dollar, are translated into U.S. dollars using the monthly average exchange rates prevailing during the period. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date. Translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.
Transactions denominated in currencies other than the functional currency are recorded based on the exchange rates at the time of the transaction. Monetary assets and liabilities are subject to remeasurement at the exchange rate in effect at the balance sheet date, with subsequent changes in exchange rates resulting in transaction gains or losses, which are included within other income (expense), net in the consolidated statements of operations and comprehensive loss. Foreign currency gain (loss) was $(0.5) million, $(0.5) million and $0.3 million for the years ended January 31, 2023, 2022 and 2021, respectively.
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
See Note 4, Revenue, for revenue by geographic region. See Note 8, Balance Sheet Components, for long-lived assets by geographic region.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, net loss is attributed to common stockholders and participating securities based on their participation rights. The Company considered all series of its convertible preferred stock to be participating securities prior to their conversion into shares of Class A common stock in connection with the Business Combination. Net loss attributable to common stockholders was not allocated to the convertible preferred stock as the holders of the convertible preferred stock did not have a contractual obligation to share in any losses.
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
Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities outstanding for the period. For the fiscal years ended January 31, 2023, 2022 and 2021, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
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
The adoption of Topic 842 did not result in a cumulative effect adjustment to accumulated deficit, did not impact the Company’s previously reported financial results and did not impact the Company’s consolidated statements of operations and comprehensive loss. Additionally, the adoption of Topic 842 had no impact on cash provided by or used in operating, investing or financing activities on the Company’s consolidated statements of cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial instruments, Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments, which amends the guidance on the impairment of financial instruments by requiring measurement and recognition of expected credit losses for most financial assets, including trade receivables, available-for-sale debt securities, and other instruments that are not measured at fair value through net income. The Company adopted the new guidance effective February 1, 2022 utilizing the modified retrospective transition method and recorded a $0.3 million adjustment to the beginning accumulated deficit balance to reflect the cumulative effect of the accounting change. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, a new accounting standard update to simplify the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The Company adopted ASU 2017-04 effective February 1, 2022 which did not impact the Company’s consolidated financial statements and related disclosures.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes, which eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The Company adopted ASU 2019-12 effective February 1, 2022, which did not have a material impact on the Company’s consolidated financial statements and related disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an entity to apply guidance in ASC 606, Revenue from Contracts with Customers to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination as if the entity had originated the contracts. The Company adopted ASU 2021-08 effective February 1, 2022, which did not have a material impact on the Company’s consolidated financial statements and related disclosures.

(3)Business Combination
As discussed in Note 1, the Company completed the Business Combination on December 7, 2021, pursuant to the Merger Agreement. Upon the consummation of the Business Combination, the following events contemplated by the Merger Agreement occurred, based on Former Planet’s capitalization as of December 7, 2021:
•all Former Planet convertible preferred stock (see Note 12) converted into shares of Former Planet Class A common stock and all Former Planet convertible preferred stock warrants became warrants for Former Planet Class A common stock (see Note 11);
•the Venture Tranche B loans and the 2020 Convertible Notes (see Note 11) converted into shares of Former Planet Class A common stock;
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
•all granted and outstanding unvested Former Planet restricted stock units were converted into Planet restricted units for shares of Planet’s Class A common stock with the same terms and vesting conditions except for the number of shares, which was adjusted by the Exchange Ratio; and
•Former Planet Class A common stock warrants that remained outstanding subsequent to the closing of the Business Combination (see Note 11) were converted into warrants for Planet’s Class A common stock with the same terms except for the number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio

Pursuant to the Merger Agreement, Former Planet equity holders, including Former Planet equity award holders, will have the right to receive up to an additional 27,000,000 shares in earnout consideration (the “Earn-out Shares”), of which up to 24,600,000 shares may be issued as shares of Class A common stock and up to 2,400,000 may be issued to William Marshall and Robert Schingler, Jr. (the “Planet Founders”) as shares of Class B common stock. The Earn-out Shares may be earned in four equal tranches (i) when the closing price of Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) when the Company consummates a change of control transaction prior to December 7, 2026 that entitles its stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00. Any right to Earn-out Shares that remains unvested on the first business day after five years from the closing of the Business Combination will be forfeited without any further consideration.
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
In connection with the Business Combination transactions, the outstanding principal, accrued interest and repayment fees of $67.1 million of the credit agreement with SVB and Hercules was repaid (see Note 11).
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

(1)
Excludes $2.2 million of transaction costs incurred attributable to the Public Warrants and Private Placement Warrants, which were recorded within other income (expense), net in the consolidated statement of operations for the fiscal year ended January 31, 2022.

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

(4)Revenue
Deferred Revenue
During the fiscal years ended January 31, 2023, 2022 and 2021, the Company recognized revenue of $63.2 million, $55.2 million and $34.7 million, respectively, that had been included in deferred revenue as of January 31, 2022, January 31, 2021 and January 31, 2020, respectively.
Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $152.0 million as of January 31, 2023, which consists of both deferred revenue of $54.8 million and non-cancelable contracted revenue that will be invoiced in future periods of $97.2 million. The Company expects to recognize approximately 75% of the remaining performance obligation over the next 12 months, approximately 98% of the remaining obligation over the next 24 months, and the remainder thereafter.
Remaining performance obligations do not include unexercised contract options, firm orders where funding has not been appropriated and contracts which provide the customer with a right to terminate for convenience without incurring a substantive termination penalty.

Disaggregation of Revenue
The following table disaggregates revenue by major geographic region:

	Year Ended January 31,
(in thousands)	2023	2022	2021
United States	$97,773	$55,993	$61,471
Canada	12,952	9,370	15,910
Rest of world	80,531	65,846	35,787
Total revenue	$191,256	$131,209	$113,168
No single country in the Rest of World accounted for more than 10% of revenue for the fiscal years ended January 31, 2023, 2022, and 2021.
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
During the fiscal years ended January 31, 2023, 2022 and 2021, the Company deferred $4.0 million, $1.7 million and $3.0 million of commission expenditures to be amortized in future periods. The Company’s amortization of commission expenditures was $1.9 million, $2.0 million and $1.9 million for the fiscal years ended January 31, 2023, 2022 and 2021, respectively. As of January 31, 2023 and 2022, deferred commissions consisted of the following:

	January 31,
(in thousands)	2023	2022
Deferred commission, current	$2,405	$1,375
Deferred commission, non-current	2,206	1,083
Total deferred commission	$4,611	$2,458
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of January 31, 2023 and 2022 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

	January 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$72,382	$—	$—
Commercial paper	—	999	—
Restricted cash equivalents: money market funds	5,486	—	—
Short-term investments:
U.S. Treasury securities	59,433	—	—
Commercial paper	—	19,849	—
Corporate bonds	—	139,589	—
U.S. government agency securities	—	7,997	—
Total assets	$137,301	$168,434	$—
Liabilities
Public Warrants	$6,969	$—	$—
Private Placement Warrants	—	—	9,701
Contingent consideration for acquisition of business	—	—	8,030
Total liabilities	$6,969	$—	$17,731

	January 31, 2022
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents: money market funds	$470,066	$—	$—
Restricted cash equivalents: money market funds	5,875	—	—
Total assets	$475,941	$—	$—
Liabilities
Public Warrants	$10,764	$—	$—
Private Placement Warrants	—	—	12,460
Total liabilities	$10,764	$—	$12,460
The fair value of cash held in banks and accrued liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.
Money Market Funds
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach.
Short-term Investments
The fair value of the Company’s short-term investments classified within Level 2 are valued using third-party pricing services. The pricing services utilize industry standard valuation models. Inputs utilized include market pricing based on real-time trade data for the same or similar securities and other significant inputs derived from or corroborated by observable market data.
Public and Private Placement Warrants
The Public Warrants are classified within Level 1 as they are publicly traded and had an observable market price in an active market.
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private

Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants are collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility inputs utilized for the fair value measurements of the Private Placement Warrants as of January 31, 2023 and 2022 were 70.0% and 60.0%, respectively.
The following is a rollforward of balances for the Private Placement Warrants for the fiscal years ended January 31, 2023 and 2022:

(in thousands)	Private Placement Warrants
Assumed in Business Combination	$29,370
Change in fair value	(16,910)
Fair value as of January 31, 2022	$12,460
Change in fair value	(2,759)
Fair value as of January 31, 2023	$9,701
Contingent consideration for acquisition of business
The Company recorded contingent consideration liabilities in connection with its acquisition of Salo Sciences, Inc. on January 3, 2023 (see Note 6). The Company measures the fair value of the contingent consideration liabilities based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy.
The fair value of the contingent consideration liability for the technical milestone payments is determined based on the present value of the probability-weighted payments for each of the milestones. The significant unobservable inputs used in the fair value measurement are management’s estimate of the probability to achieve the technical milestone criteria and the discount rate.
The fair value of the contingent consideration liability for customer contract earnout payments is determined using a Monte Carlo simulation. The fair value estimate involves a simulation of future customer contract cash collections during the four-year performance period, the probability of entering into contracts with the named customers and discounting the probability-weighed earnout payments to present value. The significant unobservable inputs used in the fair value measurement are management’s estimate of obtaining the customer contracts, including probabilities, timing and contract values, and management’s estimate of the discount rate.
The aggregate fair value of the contingent consideration liabilities as of January 31, 2023 was $8.0 million, consisting of $4.4 million for the technical milestone payments and $3.6 million for the customer contract earnout payments. The current portion of the contingent consideration liabilities are included in accrued and other current liabilities on the Company’s consolidated balance sheets. The change in fair value between the acquisition date and January 31, 2023 was immaterial and no payments were made for the contingent consideration arrangements during the fiscal year ended January 31, 2023.
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

The following table provides quantitative information associated with the fair value measurement of the convertible notes as of January 31, 2021:

	Fair Value as of January 31, 2021	Valuation Technique	Unobservable Input Description	Input
	(in thousands)
Convertible Notes	$101,212	Probability-weighted	Estimated time to liquidation	0.2 - 0.5 years
			Volatility	35.0%
			Discount Yield	16.0%
			Risk-free interest rate	0.1%

The following is a rollforward of balances for the convertible notes for the fiscal years ended January 31, 2022 and 2021:

(in thousands)	Convertible Notes
Fair value as of February 1, 2020	10,804
Issuance	68,529
Extinguishment	(3,260)
Change in fair value	25,139
Fair value as of January 31, 2021	101,212
Change in fair value	13,142
Conversion to Class A Common Stock	(114,354)
Fair value as of January 31, 2022	$—
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
The following table provides quantitative information associated with the fair value measurement of the preferred stock warrant liability as of January 31, 2021:

	Fair Value as of January 31, 2021	Valuation Technique	Unobservable Input Description	Input
	(in thousands)
Preferred Stock Warrant Liability	$11,359	Option Pricing Method	Term	0.5 - 1.75 years
			Volatility	60%
			Discount for lack of marketability	10% - 17%
The following is a rollforward of balances for the preferred stock warrant liability for the fiscal years ended January 31, 2022 and 2021:

(in thousands)	Preferred Stock Warrant Liability
Fair value as of February 1, 2020	3,849
Issuance	2,596
Change in fair value	4,914
Fair value as of January 31, 2021	11,359
Change in fair value	12,118
Reclassification to stockholders’ equity upon conversion to Class A common stock warrants	(23,477)
Fair value as of January 31, 2022	$—
Other
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of January 31, 2023 and 2022, there were no material non-financial assets recorded at fair value.

(6)Acquisitions
Salo Sciences
On January 3, 2023, the Company acquired all of the equity interest of Salo Sciences, Inc. (“Salo”), a climate technology company that provides solutions to measure Earth’s ecosystems. The acquisition allows the Company to further develop its offerings and enable customers to quantify carbon stocks globally, monitor forest change, and mitigate climate risks. The fair value of the consideration transferred on the acquisition date was $11.8 million, consisting of $3.8 million in cash, net of cash acquired and $8.0 million of liabilities recognized for contingent consideration arrangements.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	January 3, 2023
Net Assets Acquired
Goodwill	$9,529
Identifiable intangible assets acquired
Customer relationships	984
Developed technology	2,061
Accounts receivable	1,572
Deferred revenue (1)	(1,567)
Other net working capital acquired, net of cash acquired	25
Deferred tax liability	(755)
Total purchase consideration	11,849
(1) Deferred revenue represents contract liabilities assumed by the Company for contracts with customers acquired in the acquisition. The Company applied the guidance in ASC 606, Revenue from Contracts with Customers to recognize and measure the deferred revenue on the acquisition date.
The identifiable intangible assets were measured at fair value. The developed technology was valued using the royalty method under the income approach. The customer relationships were valued using the excess earnings method under the income approach. These models primarily utilized Level 3 inputs, including estimated projections of revenues and expenses, estimated discount rates, and with respect to the developed technology, an estimated royalty rate.
The customer relationships were assigned an estimated useful life of 5 years and the developed technology was assigned an estimated useful life of 7 years.
The goodwill primarily represents the value expected from the synergies created through the operational enhancement benefits resulting from the integration of Salo into the Company and the combination of Salo’s solutions with the Company’s existing products. The goodwill is not deductible for tax purposes.
The financial results of Salo are included in the consolidated financial statements from the date of acquisition. Acquisition-related costs associated with this transaction were not material. Pro forma results of operations have not been presented as the effect of this acquisition was not material to the consolidated financial statements.
The purchase agreement for the Salo acquisition includes two contingent consideration arrangements. One arrangement contingently obligates the Company to make payments based on the achievement of certain technical milestones relating to the integration of Salo. The other arrangement contingently obligates the Company to make earnout payments based on the amount of cash collected by the Company under certain of Salo’s existing and prospective customer contracts.
The technical milestone payments consist of two equal milestone payments for aggregate payments of up to $6.5 million. The first milestone payment becomes payable if certain technical milestones are achieved within the first two years following the closing of the acquisition and the second milestone payment becomes payable if certain additional technical milestones are achieved within the first four years following the closing of the acquisition. Each of the payments becomes payable following the end of respective performance periods.
The customer contract earnout payments are paid on the basis of 80% of cash collected by the Company under certain of Salo’s existing and prospective customer contracts during the first four years following the closing of the acquisition with such payments made on quarterly basis following collections under the customer contracts. The maximum amount payable for the earnout payments is $10.4 million.
The aggregate fair value of the contingent consideration liabilities on the acquisition date was determined to be $8.0 million, consisting of $4.4 million for the technical milestone payments and $3.6 million for the customer contract earnout payments. The Company will continue to measure the contingent consideration liabilities at fair value each reporting period until the earlier of when the full amounts have been paid or the measurement period for each of the arrangements has ended. See Note 5 for details of the fair value measurement for the contingent consideration liabilities.

VanderSat
On December 13, 2021, the Company acquired all of the equity interest of VanderSat B.V. (“VanderSat”), a provider of advanced earth data and analytics that report on key conditions on the Earth’s surface, including soil moisture, land surface temperature and vegetation optical depth. The purpose of the acquisition was to allow the Company to accelerate its position in agriculture and continue to mature its offerings in other verticals including insurance, civil government, and finance. The acquisition date fair value of the consideration transferred was $22.8 million, consisting of $9.6 million in cash, net of cash acquired, $12.9 million in Class A common stock valued at $9.47 per share based on the quoted closing price of the Company’s Class A common stock, and a contingent consideration liability of $0.3 million.
In connection with the acquisition, the Company issued 1,900,739 shares of its Class A common stock, of which 1,357,348 shares were accounted for as purchase consideration. The remaining 543,391 shares of Class A common stock were issued to an employee and former owner of VanderSat and are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting (see Note 15).
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

(7)Leases
The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of January 31, 2023, the Company has no finance leases.

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
Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheet and expense for these leases are recognized on a straight-line basis over the lease term. The Company does not separate lease and non-lease components for its operating leases.
Operating lease costs were $6.6 million for the fiscal year ended January 31, 2023. Variable lease expenses, short-term lease expenses and sublease income were immaterial for the fiscal year ended January 31, 2023.
Operating cash flows from operating leases were $7.9 million for the fiscal year ended January 31, 2023.
Right of use assets obtained in exchange for operating lease liabilities were $17.8 million for the fiscal year ended January 31, 2023.
Maturities of operating lease liabilities as of January 31, 2023 were as follows:

(in thousands)
Fiscal Year 2024	$6,355
2025	7,450
2026	7,198
2027	4,048
2028	12
Thereafter	19
Total lease payments	$25,082
Less: Imputed interest	(3,052)
Total lease liabilities	$22,030
Weighted average remaining lease term (years)	3.5
Weighted average discount rate	7.6%
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
As of January 31, 2023, the Company had additional leases for ground station equipment that had not yet commenced totaling $8.4 million and therefore are not reflected on the consolidated balance sheet and table above. These leases are expected to commence between fiscal year 2024 and fiscal year 2025 with lease terms of 5 years.
In accordance with ASC Topic 840, rent expense for the fiscal years ended January 31, 2022 and 2021, net of sublease income of $0.3 million and $1.3 million, respectively, was $3.1 million and $3.0 million, respectively.

(8)Balance Sheet Components
Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash and cash equivalents balances of $6.2 million and $6.1 million as of January 31, 2023 and 2022, respectively. The restricted cash and cash equivalents balances as of January 31, 2023 primarily consisted of $4.1 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases and $1.8 million of performance guarantees required for the Company’s foreign sales activities. The restricted cash and cash equivalents balances as January 31, 2022 primarily consisted of $4.2 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases and $1.6 million of performance guarantees required for the Company’s foreign sales activities.
A reconciliation of the Company’s cash and cash equivalents, and restricted cash and cash equivalents in the consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the consolidated statements of cash flows as of January 31, 2023 and 2022 is as follows:

	January 31,
(in thousands)	2023	2022
Cash and cash equivalents	$181,892	$490,762
Restricted cash and cash equivalents, current	527	309
Restricted cash and cash equivalents, non-current	5,657	5,743
Total cash and cash equivalents, and restricted cash and cash equivalents	$188,076	$496,814
The current restricted cash and cash equivalents balances as of January 31, 2023 and 2022 are included in prepaid expenses and other current assets.
Short-term Investments
Short-term investments consisted of the following as of January 31, 2023:

		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S Treasury securities	$59,255	$296	$(118)	$59,433
Commercial paper	19,744	105	—	19,849
Corporate bonds	139,644	34	(89)	139,589
U.S. government agency securities	8,063	—	(66)	7,997
Total short-term investments	$226,706	$435	$(273)	$226,868

The following table summarizes the contracted maturities of the Company’s short-term investments as of January 31, 2023:

	January 31, 2023
(in thousands)	Amortized Cost	Fair Value
Due in 1 year or less	$124,068	$124,234
Due in 1-2 years	102,638	102,634
	$226,706	$226,868
There were no short-term investments as of January 31, 2022.

Property and Equipment, Net
Property and equipment, net consists of the following:

	January 31,
(in thousands)	2023	2022
Satellites*	$307,720	$310,861
Leasehold improvements	15,389	15,448
Ground stations and ground station equipment	15,113	12,685
Office furniture, equipment and fixtures	5,787	5,335
Computer equipment and purchased software	8,638	8,197
Total property and equipment, gross	352,647	352,526
Less: Accumulated depreciation	(244,556)	(219,246)
Total property and equipment, net	$108,091	$133,280

*	Satellites include $13.8 million and $13.7 million of satellites in process and not placed into service as of January 31, 2023 and 2022, respectively.
There was no interest expense associated with manufactured satellites for the fiscal year ended January 31, 2023. Interest expense associated with manufactured satellites was not material for the fiscal years ended January 31, 2022 and 2021.
The Company’s long-lived assets by geographic region are as follows:

	January 31,
(in thousands)	2023	2022
United States	$103,366	$130,230
Rest of the world	4,725	3,050
Total property and equipment, net	$108,091	$133,280
The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of January 31, 2023 and 2022.
Total depreciation expense for the fiscal years ended January 31, 2023, 2022, and 2021 was $38.0 million, $37.8 million and $52.7 million, respectively, of which $34.7 million, $33.0 million and $44.2 million, respectively, was depreciation expense specific to satellites.

Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

	January 31,
(in thousands)	2023	2022
Capitalized internal-use software	$39,535	$36,453
Less: Accumulated amortization	(28,118)	(25,685)
	$11,417	$10,768
There was no interest expense associated with capitalized internal-use software costs for the fiscal year ended January 31, 2023. Interest expense associated with capitalized internal-use software costs was not material for the fiscal years ended January 31, 2022 and 2021.
Amortization expense for capitalized internal-use software for the fiscal years ended January 31, 2023, 2022 and 2021 was $2.4 million, $5.3 million and $7.1 million, respectively.

Estimated future amortization expense of capitalized internal-use software at January 31, 2023, is as follows:

(in thousands)
2024	$2,556
2025	3,481
2026	3,184
2027	1,896
2028	300
$11,417
Goodwill and Intangible Assets
Goodwill and Intangible assets consist of the following:

	January 31, 2023				January 31, 2022
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$18,619	$(8,871)	$(8)	$9,740	$16,557	$(7,583)	$(9)	$8,965
Image library	12,384	(11,004)	231	1,611	12,028	(10,610)	104	1,522
Customer relationships	4,935	(2,788)	7	2,154	3,951	(2,161)	8	1,798
Trade names and other	4,551	(3,264)	39	1,326	4,551	(2,678)	39	1,912
Total intangible assets	$40,489	$(25,927)	$269	$14,831	$37,087	$(23,032)	$142	$14,197
Goodwill	$110,942	$—	$1,806	$112,748	$101,413	$—	$1,806	$103,219
No impairment charges were recognized related to intangible assets (including goodwill) in the fiscal years ended January 31, 2023, 2022 and 2021.
Amortization expense for the fiscal years ended January 31, 2023, 2022 and 2021 was $2.9 million, $2.0 million and $2.4 million, respectively.
Estimated future amortization expense of intangible assets at January 31, 2023, is as follows:

(in thousands)
2024	$3,272
2025	2,355
2026	1,986
2027	1,986
2028	1,646
Thereafter	3,586
$14,831
The change in the carrying amount of goodwill during the years ended January 31, 2023 and 2022 is as follows:

	January 31,
(in thousands)	2023	2022
Beginning of period	$103,219	$88,393
Acquisition	9,529	14,826
End of period	$112,748	$103,219

Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

	January 31,
(in thousands)	2023	2022
Deferred R&D service liabilities (see Note 9)	$19,959	$21,878
Payroll and related expenses	8,518	6,007
Deferred hosting costs	4,694	3,967
Deferred rent	—	2,193
Withholding taxes and other taxes payable	2,272	3,731
Other accruals	10,579	11,047
Total accrued and other current liabilities	$46,022	$48,823

(9)Research and Development Arrangements
Research and Development Services Agreement
In December 2020, the Company entered into a development services agreement whereby the Company agreed to provide the technical knowledge and services to design and develop certain prototype satellites and deliver and test early data collected (the “R&D Services Agreement”). The R&D Services Agreement, including subsequent amendments to such agreement, provides for funding of $45.8 million to be paid to the Company as specified milestones are achieved over a three year period. The R&D Services Agreement is unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the R&D Services Agreement and retains all developed intellectual property. The Company has no obligation to repay any of the funds received regardless of the outcome of the development work; therefore, the arrangement is accounted for as funded research and development pursuant to ASC 730-20, Research and Development. As ASC 730-20 does not indicate the accounting model for research and development services, the Company determined the total transaction price is recognized over the agreement term as a reduction of research and development expenses based on a cost incurred method.
During the fiscal years ended January 31, 2023 and 2022, the Company recognized $15.6 million and $4.7 million of funding and incurred $15.6 million and $4.8 million of research and development expenses, respectively, in connection with the R&D Services Agreement. As of January 31, 2023 and 2022, the Company had received a total of $36.3 million and $26.7 million, respectively, of funding under the R&D Services Agreement.
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
During the fiscal year ended January 31, 2023, the Company recognized $3.0 million of funding and incurred $3.8 million of research and development expenses, respectively, in connection with the NASA CSP. As of January 31, 2023, the Company had received a total of $6.5 million of funding in connection with the NASA CSP.

(10)Commitments and Contingencies
Launch Services
The Company has purchase commitments for future satellite launch services to be performed by third-parties subsequent to January 31, 2023. Future purchase commitments under noncancelable launch service contracts as of January 31, 2023 are as follows:

(in thousands)	Launch
2024	$475
Thereafter	—
Total purchase commitments	$475
Other
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 14). Future minimum purchase commitments under the noncancelable hosting service agreement with Google as of January 31, 2023 is as follows:

(in thousands)
2024	$28,050
2025	30,120
2026	31,190
2027	32,725
2028	33,427
Total purchase commitments	$155,512
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

(11)Debt, Convertible Notes, and Warrants
Venture Loans
In November 2014, the Company entered into a secured term loan agreement with Venture Lending & Leasing, Inc. (“Venture”), an affiliate of Western Technology Investment, for a $25.0 million loan. The Company drew the full amount under the loan agreement, which was fully repaid in March 2019. In connection with the loan, the Company issued warrants to Venture for the purchase of up to 761,340 shares of Series B convertible preferred stock which were exercisable at any time until March 1, 2025, unless all other preferred stock issued by the Company had been converted into common stock, in which case the warrants automatically converted into common stock at a price not less than $9.3844 per share. In connection with the Business Combination (see Note 3), the Series B convertible preferred stock warrants discussed above converted into warrants for Class A common stock and were exercised on a cashless basis resulting in the issuance of 761,340 shares of Class A common stock.
In May 2017, the Company entered into two additional secured term loan agreements (the “2017 Loans”) with Venture for loan amounts of $25.0 million each. Each loan bore an interest rate of 11.0% per annum. The Company drew down a total of $25.0 million of the 2017 Loans in May 2017 which were set to mature in November 2021, with the remaining $25.0 million drawn down in February 2018 which was set to mature in August 2022.
In connection with the 2017 Loans, the Company issued warrants to Venture for the purchase of up to a total of 745,914 shares of Series D convertible preferred stock for the loan amounts drawn in 2018 and 2017. The warrants were exercisable by Venture at any time until April 1, 2028, unless all other preferred stock issued by the Company had been converted into common stock, in which case the warrants automatically converted into common stock at a price not less than $9.3844 per share. Venture was also able to exercise the warrants on a cashless or “net issuance” basis in return for a reduced preferred stock allocation. In connection with the Business Combination (see Note 3), the Series D convertible preferred stock warrants were converted into warrants for Class A common stock and were exercised on a cashless basis, resulting in the issuance of 745,914 shares of Class A common stock.
On June 21, 2019, the Company amended the 2017 Loans (the “Amendment”), bifurcating the loans into two tranches: Tranche A, in an amount of $49.0 million, representing the remaining principal amount of the 2017 Loans; and Tranche B, in an amount of $8.6 million, representing the 2017 Loans prepayment penalty. Tranche A was paid in full upon the execution of the Amendment. Tranche B, consisting of two separate subordinated contract liability instruments of $4.3 million each, remained outstanding.
The Tranche B loans bore no interest, had no maturity date or prepayment schedule, and were subordinate to SVB & Hercules Loan (defined below) for any enforcement of a security interest or lien. At the option of the lenders, the Tranche B loans were convertible into Series D convertible preferred stock at any time. In addition, the Tranche B loans included conversion features conditioned on future rounds of preferred equity financing, and bridge financing. The Tranche B loans were due and payable in full upon an Acceleration Event (as defined in the Tranche B loans) and included optional prepayment and conversion features contingent upon an additional debt issuance by the Company. The Company elected to apply the fair value option to the outstanding Tranche B loans. The loans were classified as a current liability and were measured at a fair value of $10.9 million at issuance. Changes in fair value were subsequently recognized in the consolidated statements of operations and comprehensive loss.
During the fiscal year ended January 31, 2021, the Company repaid $2.6 million of Tranche B and recognized a debt extinguishment gain of $0.7 million.
In July 2021, the Company amended certain terms of the Tranche B loans and certain terms of the warrants issued to Venture to provide for, among other things, (i) an amendment to the definition of an initial public offering to include the acquisition of the Company by a SPAC, (ii) immediately prior to the consummation of an initial public offering, the automatic conversion of the outstanding principal under the notes into bridge financing securities and (iii) immediately prior to the consummation of an initial public offering, the automatic exchange of the warrants for shares of the Company securities. The amended terms of the Venture Tranche B loans were not considered substantially different than the original terms of such loans. As such, the Tranche B loans continued to be recognized at fair value pursuant to the fair value option.
In connection with the Business Combination (see Note 3), the Tranche B loans converted into 754,378 shares of the Company’s Class A common stock, therefore there were no loan amounts outstanding as of January 31, 2023 or 2022.
SVB & Hercules Loan
On June 21, 2019, the Company entered into a Credit Agreement with SVB and Hercules for a $50.0 million secured loan with an interest rate of 11.0% per annum (the prime rate plus 5.5%, minimum of 11.0%), with a maturity date of June 21, 2022, or 91 days prior to the maturity date of the 2020 Convertible Notes, described below, if the outstanding 2020 Convertible Notes have not been converted into equity securities. With the proceeds, the Company paid back its Venture Tranche A of the 2017 Loans, amounting to $49.0 million. In connection with the loan, the

Company issued warrants to the lenders and their affiliates for the purchase of 1,049,801 shares of the Company’s Class A common stock with an exercise price of $0.00001 per share, expiring in June 2029. The loan required the Company to make interest-only payments through the maturity date of June 21, 2022.
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
On June 5, 2020, the Company obtained an additional $15.0 million secured loan from SVB and Hercules. The loan bore an interest rate of 11.0% per annum with a maturity date of June 21, 2022, or 91 days prior to the maturity date of the 2020 Convertible Notes, described below, if the outstanding 2020 Convertible Notes have not been converted into equity securities. With the proceeds, the Company paid back $2.6 million, or 30.0% of the face value of its Venture Tranche B loans. In connection with the loan, the Company issued warrants to the lenders and their affiliates for the purchase 384,155 shares of Class A common stock of the Company with an expiration date of June 2030.
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
In connection with the Business Combination (see Note 3), the outstanding principal, accrued interest and repayment fees of $67.1 million relating to the credit agreement with SVB and Hercules was repaid. As a result of the repayment, the Company recognized a debt extinguishment loss of $1.7 million during the fiscal year ended January 31, 2022. There were no loan amounts outstanding as of January 31, 2023 or 2022.
During the fiscal year ended January 31, 2022, the Class A common stock warrants discussed above were exercised on a net-basis resulting in the issuance of 1,433,567 shares of Class A common stock.
2020 Convertible Notes
During the fiscal year ended January 31, 2021, the Company entered into a Convertible Note and Warrant Purchase Agreement with certain investors, pursuant to which it issued convertible promissory notes (the “2020 Convertible Notes”). The 2020 Convertible Notes bore interest at a rate of 6% per annum, that compounded quarterly and had a June 22, 2022 maturity date. The principal amount of the 2020 Convertible Notes issued is $71.1 million in the aggregate. The Company issued warrants for the purchase of Series D convertible preferred stock, equal to 20% of the original principal amount of the notes, with an exercise price of $9.3844. The warrants expire on the tenth anniversary of the date of issuance. The number of shares of Series D convertible preferred stock issuable under the warrants is 1,515,799 in aggregate.
The 2020 Convertible Notes contained an automatic conversion features in the event of the closing of the Company’s next sale of preferred stock occurring on or prior to the 2020 Convertible Notes’ maturity date resulting in gross proceeds in excess of at least $75.0 million, (the “Next Equity Financing”), and an optional conversion feature upon an equity financing by the Company which does not constitute a Next Equity Financing (a “Non-Qualified Financing Conversion”).
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

In connection with the Business Combination (see Note 3), the 2020 Convertible Notes converted into 9,824,143 shares of the Company’s Class A Common Stock, therefore there were no 2020 Convertible Notes outstanding as of January 31, 2023 or 2022.
In connection with the Business Combination (see Note 3), 450,205 of the Series D convertible preferred stock warrants discussed above converted into warrants for Class A common stock and were exercised on a cashless basis, resulting in the issuance of 27,713 shares of Class A common stock. The remaining 1,065,594 Series D convertible preferred stock warrants that were not exercised converted into warrants for Class A common stock shares and remained outstanding as of January 31, 2023 and 2022.
The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs, the amortization of debt discounts and loss (gain) on extinguishment of debt:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Contractual interest coupon	$—	$6,137	$6,697
Amortization of debt issuance costs	—	768	811
Amortization of debt discounts	—	1,867	1,939
Debt extinguishment (gain) loss	—	1,690	(673)
Total interest expense and extinguishment (gain) loss	$—	$10,462	$8,774
A summary of warrants that remain outstanding as of January 31, 2023 in connection with the above transactions is as follows:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
Warrants to purchase Class A Common Stock	1,065,594	1,065,594	$9.3844	7.2

(12)Stockholders’ Equity
Upon the closing of the Business Combination, the Company’s restated certificate of incorporation (the “Charter”) authorizes the issuance of 631,500,000 shares, of which 570,000,000 shares are shares of Class A common stock, par value $0.0001 per share, 30,000,000 shares are shares of Class B common stock, par value $0.0001 per share, 30,000,000 shares are shares of Class C common stock, par $0.0001 per share and, and 1,500,000 shares are shares of preferred stock, par value $0.0001 per share.
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

(13)Public and Private Placement Warrants
As of January 31, 2023, the Company had 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.
The Public Warrants entitle the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Public Warrants may be exercised only for a whole number of shares of Class A common stock, and expire on December 7, 2026, or earlier upon redemption or liquidation. No fractional shares will be issued upon exercise of the warrants. The Public Warrants are listed on the NYSE” under the symbol “PL WS.”
The Public Warrants became exercisable on March 9, 2022; provided that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants, and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act).
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
Simultaneously with the closing of its initial public offering, dMY IV completed the private sale of the 5,933,333 Private Placement Warrants to dMY Sponsor IV, LLC (the “dMY Sponsor”) at a purchase price of $1.50 per warrant. Each Private Placement Warrant is exercisable for one share of Class A common stock at $11.50 per share.
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

Additionally, the 2,966,667 Private Placement Vesting Warrants vest in four equal tranches (i) when the closing price of Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) when the Company consummates a change of control transaction prior to December 7, 2026 that entitles its stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00. Any right to Private Placement Vesting Warrants that remains unvested on the first business day after five years from the closing of the Business Combination will be forfeited without any further consideration.

(14)Related Party Transactions
As of January 31, 2023 and 2022, Google owned greater than 10% of the Company’s common shares through its total investment of 31,942,641 shares of Class A common stock.
In March 2020, Google purchased $10.0 million of 2020 Convertible Notes (Note 11). Upon issuance of such 2020 Convertible Notes to Google, the Company also issued warrants to Google for the purchase of 213,119 shares of Series D preferred stock. In connection with the Business Combination, such 2020 Convertible Notes converted to shares of Class A common stock and such Series D preferred stock warrants converted to and were exercised for shares of Class A common stock.
In April 2017, the Company and Google entered into a five year content license agreement pursuant to which the Company licenses content to Google. In April 2022, the agreement automatically renewed for a period of one year. The agreement will expire in April 2023, unless it is extended for up to one year if the delivery obligations are not met by the company, or it is otherwise renewed at Google’s discretion for an additional year, in each case in accordance with its terms. Additionally, Google may terminate the agreement prior to April 2023. As of January 31, 2023 and 2022, the deferred revenue balance associated with the content license agreement was $0.3 million and $12.2 million, respectively. For the fiscal years ended January 31, 2023, 2022 and 2021, the Company recognized revenue of $11.9 million, $8.6 million and $11.5 million, respectively, related to the content license agreement.
In addition, the Company purchases hosting and other services from Google, of which $13.4 million and $16.1 million is deferred as of January 31, 2023 and 2022, respectively. The Company recorded hosting expense of $23.9 million, $19.4 million and $13.1 million during the fiscal years ended January 31, 2023, 2022 and 2021, respectively. As of January 31, 2023 and 2022, the Company’s accounts payable and accrued liabilities balance included $2.3 million and $2.0 million, related to hosting and other services provided by Google, respectively.
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increases the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 10 for future Google hosting purchase commitments, including the amended commitments, as of January 31, 2023.

(15)Stock-based Compensation
Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan
Prior to the Business Combination, the Company issued equity awards under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (previously named the Cosmogia Inc. 2011 Stock Incentive Plan) (the “Legacy Incentive Plan”). The Legacy Incentive Plan provided for the granting of stock options and restricted stock units (“RSUs”) to employees, consultants, and advisors of the Company. Options granted under the Legacy Incentive Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to Company employees including officers and directors who are also employees. NSOs may be granted to Company employees, consultants, and advisors. Options under the Legacy Incentive Plan have a contractual life for periods of up to ten years (or five years if granted to a 10% stockholder). Options granted generally vest over four years.
Planet Labs PBC 2021 Incentive Award Plan
In connection with the Business Combination, the Company adopted the Planet Labs PBC 2021 Incentive Award Plan (the “Incentive Plan”). No further awards will be granted under the Legacy Incentive Plan. Directors, employees and consultants are eligible to receive awards under the Incentive Plan; however, ISOs may only be granted to employees. The Incentive Plan allows for the grant of awards in the form of: (i) ISOs; (ii) NSOs; (iii)

stock appreciation rights (“SARs”); (iv) restricted stock; (v) RSUs; (vi) dividend equivalents; and (vii) other stock and cash-based awards.
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
Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Cost of revenue	$5,119	$2,257	$843
Research and development	33,354	16,629	4,109
Sales and marketing	13,729	7,877	1,687
General and administrative	24,671	16,422	7,899
Total expense	76,873	43,185	14,538
Capitalized to internal-use software development costs and property and equipment	(1,329)	(1,229)	(526)
Total stock-based compensation expense	$75,544	$41,956	$14,012

Stock Options
A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at February 1, 2020	30,780,382	$2.72	7.13
Exercised	(1,670,778)	0.32
Granted	12,255,668	4.04
Forfeited	(2,118,576)	3.56
Balances at January 31, 2021	39,246,696	3.19	7.21
Exercised (1)	(6,199,287)	4.61
Granted	12,189,367	9.09
Forfeited	(3,329,225)	3.94
Balances at January 31, 2022	41,907,551	4.63	6.71
Exercised	(6,449,365)	2.28
Forfeited	(1,736,412)	4.75
Balances at January 31, 2023	33,721,774	$5.08	6.28	$34,989
Vested and exercisable at January 31, 2023	24,914,421	$4.18	5.66	$32,492
(1) Includes 1,838,207 shares of Class A common stock issued upon the early exercise of unvested stock options that are subject to repurchase as described further below.

The intrinsic value of options exercised during the fiscal years ended January 31, 2023, 2022 and 2021 was $20.7 million, $23.0 million and $6.1 million, respectively.
A summary of options outstanding and exercisable by price at January 31, 2023 are as follows:

	Options Outstanding		Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Number of Options	Weighted Average Remaining Contractual Life (in Years)
$0.070	128,183	0.61	128,183	0.61
$0.559	608,963	1.26	608,963	1.26
$1.807	1,575,264	1.59	1,575,264	1.59
$2.026	1,048,238	2.55	1,048,238	2.55
$2.325	1,717,390	2.27	1,717,390	2.27
$3.417	267,491	3.65	267,491	3.65
$3.689	2,236,197	3.78	2,236,197	3.78
$3.817	1,305,034	5.31	1,305,034	5.31
$3.921	5,699,202	6.32	5,029,375	6.28
$4.041	9,452,367	7.27	7,464,060	7.20
$5.249	1,609,249	8.09	811,027	8.07
$9.753	8,074,196	8.40	2,723,199	8.38
	33,721,774		24,914,421
The weighted-average grant date fair value of options granted during the fiscal years ended January 31, 2022 and 2021 was $3.79 and $1.85 per share, respectively.
As of January 31, 2023, total unrecognized compensation cost related to stock options was $31.6 million. These costs are expected to be recognized over a period of approximately 2.13 years.
The fair value of the employee stock options granted during the fiscal years ended January 31, 2022 and 2021 was estimated using the following assumptions:

	Year Ended January 31,
	2022	2021
Weighted-average expected term (years)	2.62 - 7.32	5.02 - 6.76
Expected volatility	42.45% - 48.39%	42.45% - 44.71%
Risk-free interest rate	0.37% - 1.23%	0.31% - 0.52%
Dividend yield	0.00%	0.00%
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

Restricted Stock Units
A summary of RSU activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at February 1, 2020	1,441,354	$3.94
Vested	—	—
Granted	306,368	4.22
Forfeited	(84,723)	3.91
Balances at January 31, 2021	1,662,999	$3.98
Vested	(1,425,209)	4.75
Granted	5,519,278	9.66
Forfeited	(317,332)	5.89
Balances at January 31, 2022	5,439,736	$9.42
Vested	(3,267,382)	7.08
Granted	16,242,372	4.96
Forfeited	(1,442,125)	5.97
Balances at January 31, 2023	16,972,601	$5.90
RSUs generally vest over four years, subject to the recipient’s continued service through each applicable vesting date. RSUs granted in periods prior to the Business Combination were subject to both time-based service and liquidity event vesting requirements. The liquidity event requirement was met upon the closing of the Business Combination on December 7, 2021 and the Company commenced recognition of stock-based compensation expense for these RSUs on such date.
Stock-based compensation expense recognized for RSUs during the fiscal years ended January 31, 2023 and 2022 was $33.7 million and $21.2 million, respectively. There was no expense recognized for RSUs during the fiscal year ended January 31, 2021.
As of January 31, 2023, total unrecognized compensation cost related to RSUs was $75.4 million. These costs are expected to be recognized over a period of approximately 2.91 years.
Early Exercises of Stock Options
The Legacy Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within ninety days of an individual’s termination for any reason, any unvested shares of such individual for a repurchase price equal to the lesser of the then-current fair market value of a share and the amount previously paid by the individual for such unvested shares. During the fiscal year ended January 31, 2022, the Company issued 1,838,207 shares of Class A common stock upon the early exercise of unvested stock options. As of January 31, 2023, the Company had a $12.5 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 1,286,741.
Earn-out Shares
Pursuant to the Merger Agreement, Former Planet equity award holders will have the right to receive up to 5,540,990 shares that are contingently issuable in shares of Class A common stock. The Earn-out Shares may be earned in four equal tranches (i) when the closing price of Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) when the Company consummates a change of control transaction prior to December 7, 2026 that entitles its stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00. Any right to Earn-

out Shares that remains unvested on the first business day after five years from the closing of the Business Combination will be forfeited without any further consideration. The Earn-out Shares allocated to Former Planet equity award holders are accounted for as stock-based compensation pursuant to ASC 718, Compensation—Stock Compensation because service must be provided through each contingent vesting condition described above.
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
During the fiscal years ended January 31, 2023 and 2022, there were 445,387 and 782,751 Earn-out Shares that were forfeited, respectively. No Earn-out shares vested during the fiscal years ended January 31, 2023 and 2022. As of January 31, 2023 and 2022, there were 4,312,852 and 4,758,239 Earn-out Shares outstanding relating to Former Planet equity award holders, respectively.
During the fiscal year ended January 31, 2023 and 2022, the Company recognized $24.5 million and $4.5 million of stock-based compensation expense related to the Earn-out Shares, respectively. As of January 31, 2023, total unrecognized compensation cost related to Earn-out Shares was $6.3 million. These costs are expected to be recognized over a period of approximately 0.75 years.
Other Stock-based Compensation
In connection with the acquisition of VanderSat (see Note 6), the Company issued 543,391 shares of Class A common stock to an employee and former owner of VanderSat which are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. The shares vest in quarterly increments over two years commencing on December 13, 2021. The fair value was determined to be $9.47 per share based on the quoted closing price of the Company’s Class A common stock on the date of the VanderSat acquisition. During the fiscal years ended January 31, 2023 and 2022, the Company recognized $2.6 million and $0.3 million of stock-based compensation expense related to these shares, respectively. As of January 31, 2023, unrecognized compensation cost related to these shares was $2.2 million. These costs are expected to be recognized over a period of approximately 0.92 years.

(16)Income Taxes
The components of the loss before income taxes are as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Domestic	$(163,575)	$(131,478)	$(127,599)
Foreign	2,456	(3,536)	1,569
Total loss before income taxes	$(161,119)	$(135,014)	$(126,030)
The provision for (benefit from) income taxes consists of the following:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Current
Federal	$—	$—	$—
State	45	15	23
Foreign	1,258	3,488	1,095
Total current tax provision	1,303	3,503	1,118
Deferred
Federal	(583)	30	60
State	(90)	(2)	30
Foreign	217	(1,421)	(135)
Total deferred tax benefit	(456)	(1,393)	(45)
Income tax provision	$847	$2,110	$1,073
A reconciliation between the U.S. federal statutory income tax and the Company’s effective tax rates as a percentage of loss before income taxes is as follows:

	Year Ended January 31,
	2023	2022	2021
Provision computed at federal statutory rate	21.0%	21.0%	21.0%
States taxes, net of federal benefit	3.7%	3.7%	2.4%
Foreign rate differential	(0.4)%	(2.2)%	(0.8)%
Revaluation gain/loss	0.9%	0.9%	(5.0)%
Tax credits	2.8%	2.5%	2.3%
Change in valuation allowance	(27.3)%	(27.3)%	(21.3)%
Other	(1.2)%	(0.2)%	0.5%
Effective tax rate	(0.5)%	(1.6)%	(0.9)%
The components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
(in thousands)	2023	2022	2021
Deferred tax assets
Net operating loss carryforwards	$124,823	$114,654	$92,570
Tax Credit carryforwards	25,710	21,245	17,679
Stock-based compensation	17,683	8,252	4,013
Capitalized research expenses	24,152	—	—
Deferred revenue	1,599	3,909	5,239
Excess interest expense	8,742	8,656	6,799
Operating lease liability	5,274	—	—
Other	14,101	12,208	4,826
Total deferred tax assets	222,084	168,924	131,126
Valuation allowance	(211,813)	(166,081)	(126,270)
Total deferred tax assets	10,271	2,843	4,856
Deferred tax liabilities
Operating lease right-of-use assets	(4,863)	—	—
Intangible assets	(5,566)	(2,701)	(4,432)
Total deferred tax liabilities	(10,429)	(2,701)	(4,432)
Net deferred tax assets (liabilities)	$(158)	$142	$424
The Company had deferred tax assets of $222.1 million and $168.9 million before valuation allowances as of January 31, 2023 and 2022, respectively. The Company assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates all available positive and negative evidence such as past operating results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Management believes that it is more likely than not that the majority of U.S. and foreign deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets in these jurisdictions.
The net change in the total valuation allowance is as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Valuation allowance, beginning of year	$166,081	$126,270	$102,758
Change in valuation allowance	45,732	39,811	23,512
Valuation allowance, end of year	$211,813	$166,081	$126,270
The Company considers the undistributed earnings of its foreign subsidiaries permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of January 31, 2023, the Company’s unremitted earnings from its foreign subsidiaries were $21.7 million and the corresponding unrecognized deferred U.S. income tax liability is not material.
As of January 31, 2023, the Company had approximately $504.7 million of federal, $276.9 million of state and $0.9 million of foreign net operating loss (“NOL”) carryforwards available to offset future taxable income, which will expire in varying amounts beginning in 2023. An insignificant amount of NOL and credits carryforwards may be subject to annual limitations under Internal Revenue Code Section 382.
As of January 31, 2023, the Company had approximately $20.4 million of federal and $14.1 million of California research and development credit carryforwards available to reduce future taxable liability. The federal credit carryforwards will expire beginning in 2032 and California credits can be carried forward indefinitely.
The Company’s unrecognized tax benefits are as follows:

	Year Ended January 31,
(in thousands)	2023	2022	2021
Beginning of year	$5,688	$4,714	$3,918
Additions based on tax positions related to the current year	1,212	906	796
Additions for tax positions of prior years	—	68	—
End of year	$6,900	$5,688	$4,714
As of January 31, 2023, the Company had no unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company determined that no accrual for interest and penalties was required as of January 31, 2023 and 2022 and no such expenses were incurred in the years presented.
The Company does not anticipate the total amounts of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
The Company files U.S. federal, various state and foreign income tax returns. The Company is not currently under audit by any taxing authorities. All tax years remain open to examination by taxing jurisdictions to which the Company is subject.

(17)Net Loss Per Share Attributable to Common Stockholders
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

	Year Ended January 31,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(161,966)	$(137,124)	$(127,103)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	267,126,918	79,610,970	44,214,426
Basic and diluted net loss per share attributable to common stockholders	$(0.61)	$(1.72)	$(2.87)
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
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Year Ended January 31,
	2023	2022	2021
Convertible Preferred Stock	—	—	131,252,627
Convertible notes	—	—	7,265,238
Warrants to purchase Series B Convertible Preferred Stock	—	—	761,340
Warrants to purchase Series D Convertible Preferred Stock	—	—	2,261,713
Warrants to purchase Class A common stock	1,065,594	1,065,594	—
Common stock options	33,721,774	41,907,551	39,246,696
Restricted Stock Units	16,972,601	5,439,736	1,662,999
Earn-out Shares	25,771,862	26,217,249	—
dMY Sponsor Earn-out Shares	862,500	862,500	—
Public Warrants	6,899,982	6,899,982	—
Private Placement Warrants	5,933,333	5,933,333	—
Early exercised common stock options, subject to future vesting	1,286,741	1,654,385	—
Shares issued in connection with acquisition, subject to future vesting	271,695	543,391	—
	92,786,082	90,523,721	182,450,612

(18)Defined Contribution Plan
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

(19)Subsequent Events
On March 26, 2023, the Company entered into an asset purchase agreement with Holding Sinergise d.o.o., a company existing under the laws of Slovenia (“Sinergise”), and its subsidiaries and certain shareholders of Sinergise, to acquire from Sinergise its cloud-based geo-spatial analysis products, platforms and solutions business. The acquisition is expected to expand the Company’s data analysis platform and allow customers to extract insights from earth observation data more easily.

The purchase price will be approximately $45.0 million, subject to certain purchase price adjustments, and will be paid fifty percent (50%) in cash and fifty percent (50%) through the issuance of shares of the Company’s Class A common stock. The transaction is subject to certain closing conditions and is expected to close in the second quarter of the fiscal year ending January 31, 2024.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
The information required by this Item 9 was previously reported in the Company’s Current Report on Form 8-K/A that was filed with the SEC on December 13, 2021.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of January 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Item 9B. Other Information
Issuance of Shares
On March 26, 2023, the Company entered into an asset purchase agreement with Holding Sinergise d.o.o., a company existing under the laws of Slovenia (“Sinergise”), its subsidiaries and certain shareholders of Sinergise, to acquire from Sinergise its cloud-based geo-spatial analysis products, platforms and solutions business.
The purchase price will be $45.0 million, subject to certain purchase price adjustments, and will be paid fifty percent (50%) in cash and fifty percent (50%) through the issuance of shares of the Company’s Class A common stock, par value $0.0001 per share (the “Parent Shares”). The transaction is expected to close in the second quarter of the fiscal year ending January 31, 2024.
At closing, the Company will issue the Parent share to Sinergise valued at $22.5 million, subject to certain price adjustments, with the number of shares issued at closing to be determined based on a 30-day volume weighted average trading price. In issuing the Parent Shares, the Company will rely upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and/or Regulation S promulgated by the SEC.

Payment of Mootness Fee

On September 30, 2021, a class action complaint was filed in the Delaware Court of Chancery by Anthony Franchi, a purported stockholder, against dMY Technology Group, Inc. IV (“dMY IV”) and its directors alleging a violation of Delaware General Corporation Law Section 242(b)(2), and breaches of fiduciary duty against dMY IV’s directors for soliciting a combined vote of both classes of the Company’s common stock regarding an amendment to the dMY IV’s certificate of incorporation. Anthony Franchi v. dMY Technology Group, Inc. IV, et al., C.A. No. 2021-0841-KSJM (Del. Ch.) (the “Action”). After the complaint was filed, dMY IV determined to take certain actions to moot the allegations and claims set forth in the complaint, specifically, by amending its merger agreement to solicit a separate class vote for the amendment and altering public disclosures to reflect that separate solicitation. On August 11, 2022, the Delaware Chancery Court entered an order in the Action which, among other things, voluntarily dismissed the Action as moot, and retained jurisdiction solely for the purpose of determining plaintiff’s counsel’s application for an award of attorneys’ fees and reimbursement of expenses. As dMY IV’s successor entity, the Company subsequently agreed to pay $795,000 to plaintiff’s counsel for attorneys’ fees and expenses in full satisfaction of the claim for attorneys’ fees and expenses in the Action (the “Mootness Fee”). That payment was made on March 8, 2023.

On March 7, 2023, the Court entered an order closing the case, subject to the Company paying the Mootness Fee and filing an affidavit with the Delaware Chancery Court confirming that this notice has been issued. In entering the order, the Delaware Chancery Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness.

The payment of the Mootness Fee was not material and did not have a material adverse effect on the Company’s consolidated results of operations and financial condition. This disclosure is being filed in accordance with the Court order closing the case in order to provide notice to the Company’s stockholders of the fee payment to plaintiff’s counsel.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2023.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2023.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2023.

Part IV

Item 15. Exhibits, Financial Statement Schedules
(a)(1) All financial statements:
The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of this Form 10-K.
(a)(2) Financial statement schedules:
All financial statement schedules for the Company have been included in the consolidated financial statements in Part II, Item 8 of this Form 10-K or the related footnotes, or are either inapplicable or not required.

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

10.12#
Form of Restricted Stock Unit Agreement under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.13#
Form of Global Restricted Stock Unit Agreement under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.14#
Form of Stock Option Agreement under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.15#	Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.16#
Form of Global Stock Option Agreement under the Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.17#
Form of Global Restricted Stock Unit Agreement under the Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.18*#	Form of 2023 Global Restricted Stock Unit Agreement under the Planet Labs PBC 2021 Incentive Award Plan

10.19#	Planet Labs PBC 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8, filed with the SEC on February 15, 2022)

10.20#	Planet Labs PBC Outside Director Compensation Policy (incorporated by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

10.21#
Employment Offer Letter, dated February 1, 2012, between William Marshall and Cosmogia Inc. (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.22*#	Employment Offer Letter, dated December 19, 2011, between Robbie Schingler and Cosmogia Inc.

10.23#
Employment Offer Letter, dated January 15, 2020, between Ashley Johnson and Planet Labs Inc. (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.24#
Employment Offer Letter, dated February 15, 2021, between Kevin Weil and Planet Labs Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.25^
Content License Agreement, dated April 14, 2017, by and between Planet Labs Inc. and Google LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.26^
Google Cloud Platform License Agreement, dated December 15, 2016, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.27^
Google Cloud Platform Addendum, dated February 13, 2020, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.28^
Amendment No. 1 to Google Platform Addendum, dated May 27, 2020, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.29^
Amendment No. 2 to Google Platform Addendum, dated June 28, 2021, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.30^
Amendment No. 3 to Google Platform Addendum, dated October 6, 2021, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

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
Date: March 30, 2023

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

Signature	Title	Date

/s/ William Marshall	Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)	March 30, 2023
William Marshall

/s/ Ashley Johnson	Chief Financial and Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2023
Ashley Johnson

/s/ Robert Schingler, Jr.	Director	March 30, 2023
Robert Schingler, Jr.

/s/ Carl Bass	Director	March 30, 2023
Carl Bass

/s/ Ita Brennan	Director	March 30, 2023
Ita Brennan

/s/ Niccolo de Masi	Director	March 30, 2023
Niccolo de Masi

/s/ Vijaya Gadde	Director	March 30, 2023
Vijaya Gadde

/s/ J. Heidi Roizen	Director	March 30, 2023
J. Heidi Roizen

/s/ Kristen Robinson	Director	March 30, 2023
Kristen Robinson