Form 10-Q
period 2023-04-30
Planet Labs PBC
filed 2023-06-09
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2023
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

The registrant had 254,874,130 outstanding shares of Class A common stock, and 21,157,586 outstanding shares of Class B common stock, as of June 1, 2023.

Unless the context otherwise requires, the “Company,” “Planet,” “we,” “our,” “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.
Cautionary Note Regarding Forward Looking Information
This Quarterly Report on Form 10-Q for the quarter ended April 30, 2023 (the “Form 10-Q” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this report (including in information that is incorporated by reference into this report) and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Such forward-looking statements are based on available current market material and management’s expectations, beliefs and forecasts concerning future events impacting Planet. Factors that may impact such forward-looking statements include:
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

Part I. - Financial Information
Item 1. Financial Statements
Planet Labs PBC
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value amounts)

	April 30, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$140,763	$181,892
Short-term investments	235,415	226,868
Accounts receivable, net of allowance of $1,299 and $1,289, respectively	39,072	38,952
Prepaid expenses and other current assets	19,275	27,943
Total current assets	434,525	475,655
Property and equipment, net	118,193	108,091
Capitalized internal-use software, net	11,878	11,417
Goodwill	112,748	112,748
Intangible assets, net	13,999	14,831
Restricted cash and cash equivalents, non-current	5,660	5,657
Operating lease right-of-use assets	23,697	20,403
Other non-current assets	2,757	3,921
Total assets	$723,457	$752,723
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$14,657	$6,900
Accrued and other current liabilities (1)	34,432	46,022
Deferred revenue (1)	44,620	51,900
Liability from early exercise of stock options	11,653	12,550
Operating lease liabilities, current	6,320	4,885
Total current liabilities	111,682	122,257
Deferred revenue (1)	2,474	2,882
Deferred hosting costs (1)	10,671	8,679
Public and private placement warrant liabilities	10,725	16,670
Operating lease liabilities, non-current	19,912	17,145
Contingent consideration	7,142	7,499
Other non-current liabilities	1,502	1,487
Total liabilities	164,108	176,619
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at April 30, 2023 and January 31, 2023, 252,542,296 and 250,625,975 Class A shares issued and outstanding at April 30, 2023 and January 31, 2023, respectively, 21,157,586 Class B shares issued and outstanding at April 30, 2023 and January 31, 2023, 0 Class C shares issued and outstanding at April 30, 2023 and January 31, 2023 (1)	27	27
Additional paid-in capital	1,531,380	1,513,102
Accumulated other comprehensive income	1,682	2,271
Accumulated deficit	(973,740)	(939,296)
Total stockholders’ equity	559,349	576,104
Total liabilities and stockholders’ equity	$723,457	$752,723

(1)	Balance includes related-party transactions entered into with Google, LLC (“Google”). See Note 10.
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended April 30,
	2023	2022
Revenue (1)	$52,703	$40,127
Cost of revenue (1)	24,556	23,628
Gross profit	28,147	16,499
Operating expenses
Research and development (1)	28,186	24,750
Sales and marketing	23,125	18,855
General and administrative	21,528	20,608
Total operating expenses	72,839	64,213
Loss from operations	(44,692)	(47,714)
Interest income	4,506	112
Change in fair value of warrant liabilities	5,945	3,276
Other income (expense), net	104	280
Total other income (expense), net	10,555	3,668
Loss before provision for income taxes	(34,137)	(44,046)
Provision for income taxes	307	314
Net loss	(34,444)	(44,360)
Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.17)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	272,347,977	264,088,997

(1)	Balance includes related-party transactions entered into with Google. See Note 10.
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended April 30,
	2023	2022
Net loss	$(34,444)	$(44,360)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(45)	175
Change in fair value of available-for-sale securities	(544)	—
Other comprehensive income (loss), net of tax	(589)	175
Comprehensive loss	$(35,033)	$(44,185)

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2022	262,175,273	$27	$1,423,151	$2,096	$(777,029)	$648,245
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(301)	(301)
Issuance of Class A common stock from the exercise of common stock options	3,524,182	—	6,203	—	—	6,203
Issuance of Class A common stock upon vesting of restricted stock units	215,178	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(75,442)	—	(411)	—	—	(411)
Stock-based compensation	—	—	20,259	—	—	20,259
Change in translation	—	—	—	175	—	175
Net loss	—	—	—	—	(44,360)	(44,360)
Balances at April 30, 2022	265,931,102	$27	$1,450,098	$2,271	$(821,690)	$630,706

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2023	271,783,561	27	1,513,102	2,271	(939,296)	576,104
Issuance of Class A common stock from the exercise of common stock options	1,018,385	—	3,295	—	—	3,295
Issuance of Class A common stock upon vesting of restricted stock units	1,278,161	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(472,136)	—	(1,896)	—	—	(1,896)
Stock-based compensation	—	—	15,983	—	—	15,983
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(544)	—	(544)
Change in translation	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(34,444)	(34,444)
Balances at April 30, 2023	273,699,882	$27	$1,531,380	$1,682	$(973,740)	$559,349
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended April 30,
	2023	2022
Operating activities
Net loss	$(34,444)	$(44,360)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	10,248	11,625
Stock-based compensation, net of capitalized cost of $627 and $437, respectively	15,356	19,822
Change in fair value of warrant liabilities	(5,945)	(3,276)
Change in fair value of contingent consideration	(423)	—
Other	(1,634)	504
Changes in operating assets and liabilities
Accounts receivable	(121)	19,982
Prepaid expenses and other assets	2,770	(403)
Accounts payable, accrued and other liabilities	(10,713)	(3,712)
Deferred revenue	(7,765)	(6,947)
Deferred hosting costs	2,070	231
Net cash used in operating activities	(30,601)	(6,534)
Investing activities
Purchases of property and equipment	(6,336)	(2,861)
Capitalized internal-use software	(739)	(645)
Maturities of available-for-sale securities	30,000	—
Purchases of available-for-sale securities	(35,229)	—
Other	(277)	(146)
Net cash used in investing activities	(12,581)	(3,652)
Financing activities
Proceeds from the exercise of common stock options	3,295	4,963
Class A common stock withheld to satisfy employee tax withholding obligations	(1,896)	(411)
Net cash provided by financing activities	1,399	4,552
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	177	(649)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(41,606)	(6,283)
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	188,076	496,814
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$146,470	$490,531

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

(2)Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Operating results for the three months ended April 30, 2023 are not necessarily indicative of the results expected for the fiscal year ending January 31, 2024 or any other future period.
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of Planet Labs PBC and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year end is January 31.
Certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2023 Form 10-K”).
Liquidity
Since its inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to incur additional operating losses and negative cash flows from operations as it seeks to expand its business. As of April 30, 2023 and January 31, 2023, the Company had $140.8 million and $181.9 million of cash and cash equivalents, respectively. Additionally, as of April 30, 2023 and January 31, 2023, the Company had short-term investments of $235.4 million and $226.9 million, respectively, which are highly liquid in nature and available for current operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates and assumptions that affect the Company’s unaudited condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment, capitalized internal-use software and intangible assets, allowances for credit losses for available-for-sale debt securities and accounts receivable, estimates related to revenue recognition, including the assessment of performance obligations within a contract and the determination of standalone selling price (“SSP”) for each performance obligation, assumptions used to measure stock-based compensation, the fair value of warrants, the fair value of assets acquired, and liabilities assumed from business combinations, the impairment of long-lived assets and goodwill, the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions, and contingencies.

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
Due to the COVID-19 Coronavirus pandemic (“COVID-19” or “COVID-19 pandemic”), and current events involving Russia and Ukraine, there is ongoing uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities. These estimates and assumptions may change in the future, as new events occur, and additional information is obtained.
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
See Note 3, Revenue, for revenue by geographic region. See Note 6, Balance Sheet Components, for long-lived assets by geographic region.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss at April 30, 2023 that the Company would incur if parties to cash, cash equivalents, and short-term investments failed completely to perform according to the terms of the contracts is $374.9 million.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. As of April 30, 2023, one customer accounted for 17% of accounts receivable. As of January 31, 2023, one customer accounted for 15% of accounts receivable.
For the three months ended April 30, 2023, one customer accounted for 21% of revenue. For the three months ended April 30, 2022, two customers accounted for 11% and 10% of revenue.
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
Significant Accounting Policies
The Company’s significant accounting policies are included in Note 2 of its Consolidated Financial Statements included in the 2023 Form 10-K.

(3)Revenue
Deferred Revenue
During the three months ended April 30, 2023 and 2022, the Company recognized revenue of $25.1 million and $22.6 million, respectively, that had been included in deferred revenue as of January 31, 2023 and January 31, 2022, respectively.
Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices at the anniversary of each year. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $138.0 million as of April 30, 2023, which consists of both deferred revenue of $47.1 million and non-cancelable contracted revenue that will be invoiced in future periods of $90.9 million. The Company expects to recognize approximately 80% of the remaining performance obligation over the next 12 months, approximately 99% of the remaining obligation over the next 24 months, and the remainder thereafter.
Remaining performance obligations do not include unexercised contract options, firm orders where funding has not been appropriated and contracts which provide the customer with a right to terminate for convenience without incurring a substantive termination penalty.
Disaggregation of Revenue
The following table disaggregates revenue by major geographic region:

	Three Months Ended April 30,
(in thousands)	2023	2022
United States	$23,127	$18,752
Rest of World	29,576	21,375
Total revenue	$52,703	$40,127
No single country in the Rest of World accounted for more than 10% of revenue for the three months ended April 30, 2023 and 2022.
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
During the three months ended April 30, 2023 and 2022, the Company deferred $0.2 million and $0.5 million of commission expenditures to be amortized in future periods, respectively. The Company’s amortization of commission expenditures was $0.6 million and $0.3 million for the three month periods ended April 30, 2023 and 2022, respectively. As of April 30, 2023 and January 31, 2023, deferred commissions consisted of the following:

(in thousands)	April 30, 2023	January 31, 2023
Deferred commission, current	$2,310	$2,405
Deferred commission, non-current	1,942	2,206
Total deferred commission	$4,252	$4,611
The current portion of deferred commissions are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The non-current portion of deferred commissions are included in other non-current assets on the condensed consolidated balance sheets.

(4)Fair Value of Financial Assets and Liabilities
Assets and liabilities recognized or disclosed at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their respective fair values.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of April 30, 2023 and January 31, 2023 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

	April 30, 2023
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	90,136	—	—
U.S. Treasury securities	990	—	—
Restricted cash equivalents: money market funds	5,486	—	—
Short-term investments:
U.S. Treasury securities	73,355	—	—
Commercial paper	—	9,435	—
Corporate bonds	—	140,597	—
U.S. government agency securities	—	12,028	—
Total assets	$169,967	$162,060	$—
Liabilities
Public Warrants	4,347	—	—
Private Placement Warrants	—	—	6,378
Contingent consideration for acquisition of business	—	—	7,607
Total liabilities	$4,347	$—	$13,985

	January 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	72,382	—	—
Commercial paper	—	999	—
Restricted cash equivalents: money market funds	5,486	—	—
Short-term investments:
U.S. Treasury securities	59,433	—	—
Commercial paper	—	19,849	—
Corporate bonds	—	139,589	—
U.S. government agency securities	—	7,997	—
Total assets	$137,301	$168,434	$—
Liabilities
Public Warrants	6,969	—	—
Private Placement Warrants	—	—	9,701
Contingent consideration for acquisition of business	—	—	8,030
Total liabilities	$6,969	$—	$17,731
The fair value of cash held in banks and accrued liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.
Money Market Funds
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds for the three months ended April 30, 2023 and 2022.

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
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants are collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility inputs utilized for the fair value measurements of the Private Placement Warrants as of April 30, 2023 and January 31, 2023 were 70.0% and 70.0%, respectively.
Contingent Consideration for Acquisition of Business
The Company recorded contingent consideration liabilities in connection with its acquisition of Salo Sciences, Inc. on January 3, 2023 (see Note 6 of the Company’s Consolidated Financial Statements included in the 2023 Form 10-K). The Company measures the fair value of the contingent consideration liabilities based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy.
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

Level 3 Disclosures
The following is a rollforward of Level 3 liabilities measured at fair value for the three months ended April 30, 2023 and 2022:

(in thousands)	Private Placement Warrants	Technical Milestone Contingent Consideration*	Customer Contract Earnout Contingent Consideration*
Fair value at end of year, January 31, 2022	$12,460	$—	$—
Change in fair value	(1,068)	—	—
Fair value at April 30, 2022	$11,392	$—	$—

Fair value at end of year, January 31, 2023	$9,701	$4,433	$3,597
Change in fair value	(3,323)	5	(428)
Fair value at April 30, 2023	$6,378	$4,438	$3,169
* As of April 30, 2023, the current portion of the contingent consideration liabilities is $0.5 million, which is included within accrued and other current liabilities. Changes in fair value of the contingent consideration liability for technical milestone payments are included within research and development expenses. Changes in fair value of the contingent consideration liability for customer contract earnout payments are included within sales and marketing expenses.
Other
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of April 30, 2023 and January 31, 2023, there were no material non-financial assets recorded at fair value.

(5)Balance Sheet Components
Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash and cash equivalents balances of $5.7 million and $6.2 million as of April 30, 2023 and January 31, 2023, respectively. The restricted cash and cash equivalents balances as of April 30, 2023 primarily consisted of $4.1 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases and $1.3 million of performance guarantees required for the Company’s foreign sales activities. The restricted cash and cash equivalents balances as of January 31, 2023 primarily consisted of $4.1 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases and $1.8 million of performance guarantees required for the Company’s foreign sales activities.
A reconciliation of the Company’s cash and cash equivalents and restricted cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated statements of cash flows as of April 30, 2023 and January 31, 2023 is as follows:

(in thousands)	April 30, 2023	January 31, 2023
Cash and cash equivalents	$140,763	$181,892
Restricted cash and cash equivalents, current	47	527
Restricted cash and cash equivalents, non-current	5,660	5,657
Total cash, cash equivalents, and restricted cash and cash equivalents	$146,470	$188,076
The current restricted cash and cash equivalent balances as of April 30, 2023 and January 31, 2023 are included in prepaid expenses and other current assets.

Short-term Investments
Short-term investments consisted of the following as of April 30, 2023 and January 31, 2023:

	April 30, 2023
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S Treasury securities	$73,417	$72	$(134)	$73,355
Commercial paper	9,426	9	—	9,435
Corporate bonds	140,878	166	(447)	140,597
U.S. government agency securities	12,077	6	(55)	12,028
Total short-term investments	$235,798	$253	$(636)	$235,415

	January 31, 2023
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S Treasury securities	$59,255	$296	$(118)	$59,433
Commercial paper	19,744	105	—	19,849
Corporate bonds	139,644	34	(89)	139,589
U.S. government agency securities	8,063	—	(66)	7,997
Total short-term investments	$226,706	$435	$(273)	$226,868
The following table summarizes the contracted maturities of the Company’s short-term investments as of April 30, 2023 and January 31, 2023:

	April 30, 2023		January 31, 2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$157,755	$157,515	$124,068	$124,234
Due in 1-2 years	78,043	77,900	102,638	102,634
	$235,798	$235,415	$226,706	$226,868
Property and Equipment, Net
Property and equipment, net consists of the following:

(in thousands)	April 30, 2023	January 31, 2023
Satellites*	$320,284	$307,720
Leasehold improvements	15,462	15,389
Ground stations and ground station equipment	17,209	15,113
Office furniture, equipment and fixtures	6,272	5,787
Computer equipment and purchased software	8,849	8,638
Total property and equipment, gross	368,076	352,647
Less: Accumulated depreciation	(249,883)	(244,556)
Total property and equipment, net	$118,193	$108,091

*	Satellites include $22.9 million and $13.8 million of satellites in process and not placed into service as of April 30, 2023 and January 31, 2023, respectively.

The Company’s long-lived assets by geographic region are as follows:

(in thousands)	April 30, 2023	January 31, 2023
United States	$113,004	$103,366
Rest of World	5,189	4,725
Total property and equipment, net	$118,193	$108,091
The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of April 30, 2023 and January 31, 2023.
Total depreciation expense for the three months ended April 30, 2023 and 2022 was $8.7 million and $10.4 million, respectively, of which $8.2 million and $8.9 million, respectively, was depreciation expense specific to satellites.
In April 2023, additional information specific to two high resolution satellites became available which indicated the useful lives of the two satellites will be less than originally estimated. The change in estimated useful lives for these satellites was accounted for prospectively beginning in April 2023 which resulted in a $0.4 million increase in depreciation expense for the three months ended April 30, 2023. The change in estimate is expected to result in a $5.0 million increase in depreciation expense for the fiscal year ended January 31, 2024.
Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

(in thousands)	April 30, 2023	January 31, 2023
Capitalized internal-use software	$40,480	$39,535
Less: Accumulated amortization	(28,602)	(28,118)
Capitalized internal-use software, net	$11,878	$11,417
Amortization expense for capitalized internal-use software for the three months ended April 30, 2023 and 2022 was $0.5 million and $0.5 million, respectively.
Goodwill and Intangible Assets
Goodwill and Intangible assets consist of the following:

	April 30, 2023				January 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$18,618	$(9,244)	$(8)	$9,366	$18,619	$(8,871)	$(8)	$9,740
Image library	12,637	(11,382)	246	1,501	12,384	(11,004)	231	1,611
Customer relationships	4,935	(2,990)	7	1,952	4,935	(2,788)	7	2,154
Trade names and other	4,551	(3,410)	39	1,180	4,551	(3,264)	39	1,326
Total intangible assets	$40,741	$(27,026)	$284	$13,999	$40,489	$(25,927)	$269	$14,831
Goodwill	$110,942	$—	$1,806	$112,748	$110,942	$—	$1,806	$112,748
Amortization expense for the three months ended April 30, 2023 and 2022 was $1.1 million and $0.7 million, respectively.

Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

(in thousands)	April 30, 2023	January 31, 2023
Deferred R&D service liability (see Note 7)	$13,370	$19,959
Payroll and related expenses	4,609	8,518
Deferred hosting costs	4,772	4,694
Withholding taxes and other taxes payable	2,642	2,272
Other accruals	9,039	10,579
Total accrued and other current liabilities	$34,432	$46,022

(6)Leases
The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of April 30, 2023, the Company has no finance leases.
Operating lease costs were $2.0 million and $1.5 million for the three months ended April 30, 2023 and 2022, respectively. Variable lease expenses, short-term lease expenses and sublease income were immaterial for the three months ended April 30, 2023 and 2022.
Operating cash flows from operating leases were $1.1 million and $2.0 million for the three months ended April 30, 2023 and 2022, respectively.
Right of use assets obtained in exchange for operating lease liabilities were $4.8 million for the three months ended April 30, 2023. There were no right of use assets obtained in exchange for operating lease liabilities for the three months ended April 30, 2022.
Maturities of operating lease liabilities as of April 30, 2023 were as follows:

(in thousands)
Remainder of Fiscal Year 2024	$5,965
2025	8,607
2026	8,371
2027	5,232
2028	1,206
Thereafter	857
Total lease payments	$30,238
Less: Imputed interest	(4,006)
Total lease liabilities	$26,232
Weighted average remaining lease term (years)	3.8
Weighted average discount rate	7.9%
(7)Research and Development Arrangements
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
During the three months ended April 30, 2023 and 2022, the Company recognized $4.0 million and $2.8 million of funding and incurred $4.0 million and $2.8 million of research and development expenses, respectively, in connection with the R&D Services Agreement. As of April 30, 2023 and January 31, 2023, the Company had received total funding of $36.9 million and $36.3 million, respectively, under the R&D Services Agreement.
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
During the three months ended April 30, 2023, the Company recognized $3.1 million of funding and incurred $3.9 million of research and development expenses, respectively, in connection with the NASA CSP. As of April 30, 2023 and January 31, 2023, the Company had received total funding of $6.5 million in connection with the NASA CSP.

(8)Commitments and Contingencies
Launch Services
The Company has purchase commitments for future satellite launch services to be performed by third-parties subsequent to April 30, 2023. Future purchase commitments under noncancelable launch service contracts as of April 30, 2023 are as follows:

(in thousands)
Remainder of Fiscal Year 2024	$475
Total purchase commitments	$475
Other
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 10). Future minimum purchase commitments under the noncancelable hosting service agreement with Google as of April 30, 2023 is as follows:

(in thousands)
Remainder of Fiscal Year 2024	$19,802
2025	30,120
2026	31,190
2027	32,725
2028	33,427
Total purchase commitments	$147,264
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

(9)Warrants
Public and Private Placement Warrants
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
As of April 30, 2023 and January 31, 2023, there were 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.
Warrants to Purchase Class A Common Stock
In addition to the Public and Private Placement Warrants, there were 1,065,594 warrants to purchase shares of Class A common stock with a weighted average exercise price of $9.384 which were outstanding and exercisable as of April 30, 2023 and January 31, 2023. As of April 30, 2023, the outstanding warrants have a weighted average remaining term of 6.9 years.

(10)Related Party Transactions
As of April 30, 2023 and January 31, 2023, Google owned greater than 10% of the Company’s common shares through its total investment of 31,942,641 shares of Class A common stock.
In April 2017, the Company and Google entered into a five year content license agreement pursuant to which the Company licensed content to Google. In April 2022, the agreement automatically renewed for a period of one year and, in April 2023, the agreement expired. As of January 31, 2023, the deferred revenue balance associated with the content license agreement was $0.3 million. For the three months ended April 30, 2023 and 2022, the Company recognized revenue of $0.3 million and $3.0 million, respectively, related to the content license agreement.
In addition, the Company purchases hosting and other services from Google, of which $15.4 million and $13.4 million is deferred as of April 30, 2023 and January 31, 2023, respectively. The Company recorded hosting expense of $6.4 million and $5.5 million during the three months ended April 30, 2023 and 2022, respectively. As of April 30, 2023 and January 31, 2023, the Company’s accounts payable and accrued liabilities balance included $2.6 million and $2.3 million related to hosting and other services provided by Google, respectively.
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increases the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 8 for future Google hosting purchase commitments, including the amended commitments, as of April 30, 2023.

(11)Stock-based Compensation
Prior to the Business Combination, the Company issued equity awards under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (the “Legacy Incentive Plan”). In connection with the Business Combination, the Company adopted the Planet Labs PBC 2021 Incentive Award Plan (the “Incentive Plan”). No further awards will be granted under the Legacy Incentive Plan. Directors, employees and consultants are eligible to receive awards under the Incentive Plan; however, ISOs may only be granted to employees. The Company's equity incentive plans are described in Note 15, Stock-based Compensation, in the Notes to the Consolidated Financial Statements in the 2023 Form 10-K.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Three Months Ended April 30,
(in thousands)	2023	2022
Cost of revenue	$917	$1,319
Research and development	6,585	8,666
Sales and marketing	3,080	3,637
General and administrative	5,401	6,637
Total expense	15,983	20,259
Capitalized to internal-use software development costs and property and equipment	(627)	(437)
Total stock-based compensation expense	$15,356	$19,822
Stock Options
A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2023	33,721,774	$5.08	6.3
Exercised	(1,018,385)	$3.24
Granted	—	$—
Forfeited	(551,142)	$8.18
Balances at April 30, 2023	32,152,247	$5.09	6.0	$13,203
Vested and exercisable at April 30, 2023	25,077,219	$4.32	5.5	$13,088
As of April 30, 2023, total unrecognized compensation cost related to stock options was $26.3 million which is expected to be recognized over a period of 2.0 years.

Restricted Stock Units
A summary of Restricted Stock Unit (“RSU”) activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2023	16,972,601	$5.90
Vested	(1,278,161)	$5.87
Granted	15,709,449	$3.98
Forfeited	(308,214)	$5.15
Balances at April 30, 2023	31,095,675	$4.94
During the three months ended April 30, 2023, the Company granted 15,709,449 RSUs, which generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.
Stock-based compensation expense recognized for RSUs during the three months ended April 30, 2023 and 2022 was $9.4 million and $8.5 million, respectively. As of April 30, 2023, total unrecognized compensation cost related to RSUs was $127.0 million. These costs are expected to be recognized over a period of approximately 3.3 years.
Performance Vesting Restricted Stock Units
On April 24, 2023, the Company granted 265,825 performance vesting restricted stock units (“PSUs”) to certain members of the Company’s senior management. A portion of the PSUs are subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the first half of the fiscal year ended January 31, 2024 and the remaining portion is subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the entire fiscal year ended January 31, 2024. Vesting is also subject to continued service through the applicable vesting dates and the actual number of PSUs that may vest ranges from 0% to 125% of the PSUs granted based on achievement of the targets.
Stock-based compensation expense recognized for PSUs during the three months ended April 30, 2023 was immaterial. As of April 30, 2023, total unrecognized compensation cost related to PSUs was $1.0 million. These costs are expected to be recognized over a period of approximately 0.9 years.
Early Exercises of Stock Options
The Legacy Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. As of April 30, 2023, the Company had a $11.7 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 1,194,830.
Earn-out Shares
Pursuant to the Merger Agreement, Former Planet equity award holders have the right to receive Earn-out Shares that are contingently issuable in shares of Class A common stock. The Earn-out Shares may be earned in four equal tranches (i) when the closing price of Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) when the Company consummates a change of control transaction prior to December 7, 2026 that entitles its stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00.
No Earn-out Shares vested during the three months ended April 30, 2023 and 2022. As of April 30, 2023, there were 4,108,375 Earn-out Shares outstanding relating to Former Planet equity award holders.
During the three months ended April 30, 2023 and 2022, the Company recognized $2.3 million and $7.1 million of stock-based compensation expense related to the Earn-out Shares, respectively. As of April 30, 2023, total unrecognized compensation cost related to the Earn-out Shares was $2.8 million, which is expected to be recognized over a period of approximately 0.5 years.

Other Stock-based Compensation
In connection with the acquisition of VanderSat B.V. (“VanderSat”) on December 13, 2021, the Company issued 543,391 shares of Class A common stock to an employee and former owner of VanderSat which are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. The shares vest in quarterly increments over two years commencing on December 13, 2021. During three months ended April 30, 2023 and 2022, the Company recognized $0.6 million and $0.6 million of stock-based compensation expense related to these shares, respectively. As of April 30, 2023, unrecognized compensation cost related to these shares was $1.6 million. These costs are expected to be recognized over a period of approximately 0.7 years.

(12) Income Taxes
The Company recorded income tax expense of $0.3 million for both the three month periods ended April 30, 2023 and 2022. For the three months ended April 30, 2023 and 2022, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three months ended April 30, 2023 and 2022 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of the Company’s U.S. and foreign deferred tax assets and foreign rate differences.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. Gross unrecognized tax benefits were $7.2 million and $6.9 million as of April 30, 2023 and January 31, 2023, respectively. The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate due to the valuation allowance against the deferred tax assets. The Company determined that no accrual for interest and penalties was required as of April 30, 2023 and January 31, 2023 and no such expenses were incurred in the periods presented.
The Company does not anticipate the total amounts of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
The Company files U.S. federal, various state and foreign income tax returns. The Company is not currently under audit by any taxing authorities. All tax years remain open to examination by taxing jurisdictions to which the Company is subject.

(13)Net Loss Per Share Attributable to Common Stockholders
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

	Three Months Ended April 30,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(34,444)	$(44,360)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	272,347,977	264,088,997
Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.17)
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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Three Months Ended April 30,
	2023	2022
Warrants to purchase Class A common stock	1,065,594	1,065,594
Common stock options	32,152,247	38,924,582
Restricted Stock Units	31,095,675	13,949,577
Earn-out Shares	25,567,385	26,172,277
dMY Sponsor Earn-out Shares	862,500	862,500
Public Warrants	6,899,982	6,899,982
Private Placement Warrants	5,933,333	5,933,333
Early exercised common stock options, subject to future vesting	1,194,830	1,562,476
Shares issued in connection with acquisition, subject to future vesting	203,771	475,467
	104,975,317	95,845,788

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PLANET
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Planet Labs PBC. The MD&A is provided as a supplement and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q, as well as our audited annual consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2023 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
We currently serve over 900 customers across large commercial and government verticals, including agriculture, mapping, forestry, finance and insurance, as well as federal, state, and local government bodies. Our products serve a variety of diverse customer needs. For example, our products help farmers make decisions that result in significant increases in their harvests, while using fewer resources, by timely alerting them to changes happening within their fields. Governments use our data to help deliver public services more effectively in disaster response. Mapping companies use our data to keep online maps up to date. Also, journalists and human rights organizations use our data to uncover and report the truth about events in hard-to-reach places.
Our proprietary data set and analytics are delivered pursuant to subscription and usage-based data licensing agreements and are accessed by our customers through our online platform and subscription APIs. We believe our efficient cost structure, one-to-many business model and differentiated data set have enabled us to grow our customer base across multiple vertical markets. As of April 30, 2023, our EoP Customer Count was 903 customers, which represented a 9% year-over-year growth when compared to April 30, 2022. Our EoP Customer Count has grown quarter-over-quarter for every quarter in the prior three years. For a definition of EoP Customer Count see the section titled “Key Operational and Business Metrics.” Over 90% of our customers sign annual or multiyear contracts, with an average contract length of approximately two years, weighted on an annual contract value basis.
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
Factors Affecting the Results of Operations
We believe that our financial condition and result of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, in Part II, Item 1A “Risk Factors” of this Quarterly Report and in Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K.
Continuing to Acquire New Customers
Attracting new customers is an important factor affecting our future growth and operating performance. We believe our ability to attract customers will be driven by our ability to continue to improve our data and offer software and analytic solutions that make our data easier to consume and integrate into our customers’ workflows, our success in offering new data sets and products to solve customer problems, increases in our global sales presence and increases in our marketing investments. In addition, the timing of securing new customer contracts, including when it occurs during the year and the length of the sales cycle, as well as the size of the contracts, can impact our operating performance. We plan to invest in making our data more digestible and accessible to non-technical business users and build solutions to address more use cases and expand our addressable market. As a result of this strategy, we anticipate our research and development expenditures will increase in the near term. In addition, to expand our reach with customers, we intend to partner with independent software vendors and solution providers who are building vertical market-specific solutions. While we have customers and partners today in many markets, we believe that our increased investment in developing software analytics solutions has the potential to accelerate the usage of our data and analytics across broader audiences.
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

Net Dollar Retention Rate

	Three Months Ended April 30,
	2023	2022
Net Dollar Retention Rate	98%	105%
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate decreased to 98% for the three months ended April 30, 2023, as compared to 105% for the three months ended April 30, 2022, primarily due to timing of renewing certain government contracts in the three months ended April 2023, as compared to several government expansion contracts signed in the same period in 2022.
Net Dollar Retention Rate including Winbacks

	Three Months Ended April 30,
	2023	2022
Net Dollar Retention Rate including Winbacks	99%	105%
We report on two metrics for net dollar retention—net retention excluding winbacks and including winbacks. A winback is a previously existing customer who was inactive at the start of the current fiscal year, but has reactivated during the current fiscal year. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks decreased to 99% for the three months ended April 30, 2023, as compared to 105% for the three months ended April 30, 2022, primarily due to delays in renewing certain government contracts in the three months ended April 2023, as compared to several government expansion contracts signed in the same period in 2022.
EoP Customer Count

	Three Months Ended April 30,
	2023	2022
EoP Customer Count	903	826
We define EoP Customer Count as the total count of all existing customers at the end of the period. We define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count increased to 903 as of April 30, 2023, as compared to 826 as of April 30, 2022. The increase was primarily attributable to the increased demand for our data.

Percent of Recurring ACV

	Three Months Ended April 30,
	2023	2022
% Recurring ACV	93%	92%
Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts divided by the total dollar value of all contracts in our ACV Book of Business at a specific point in time. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV increased to 93% for the three months ended April 30, 2023, as compared to 92% for the three months ended April 30, 2022.
Capital Expenditures as a Percentage of Revenue

	Three Months Ended April 30,
	2023	2022
Capital Expenditures as Percentage of Revenue	13%	9%
We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue increased to 13.0% for the three months ended April 30, 2023, as compared to 9% for the three months ended April 30, 2022. The increase was primarily attributable to an increase in capitalized labor and material related to the build of high resolution and medium resolution satellites.
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
Research and Development
Research and development expenditures primarily include personnel related expenses for employees and consultants, hardware costs, supplies costs, contractor fees and administrative expenses. Employee-related costs include salaries, benefits, bonuses and stock-based compensation. Expenses classified as research and development are expensed as incurred and attributable to advancing technology research, platform and infrastructure development and the research and development of new product iterations. Funding for our performance of research and development services under certain arrangements are recognized as a reduction of research and development expenses based on a cost incurred method.
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

Change in fair value of warrant liabilities
The change in fair value of warrant liabilities consists of the change in fair value of the public and private placement warrants. We expect to incur other incremental income or expense for fair value adjustments resulting from warrant liabilities that remain outstanding.
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
Results of Operations
Three months ended April 30, 2023 compared to three months ended April 30, 2022
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Three Months Ended April 30,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Revenue	$52,703	$40,127	$12,576	31%
Cost of revenue	24,556	23,628	928	4%
Gross profit	28,147	16,499	11,648	71%
Operating expenses
Research and development	28,186	24,750	3,436	14%
Sales and marketing	23,125	18,855	4,270	23%
General and administrative	21,528	20,608	920	4%
Total operating expenses	72,839	64,213	8,626	13%
Loss from operations	(44,692)	(47,714)	3,022	(6)%
Interest income	4,506	112	4,394	3,923%
Change in fair value of warrant liabilities	5,945	3,276	2,669	81%
Other income (expense), net	104	280	(176)	(63)%
Total other expense, net	10,555	3,668	6,887	188%
Loss before provision for income taxes	(34,137)	(44,046)	9,909	(22)%
Provision for income taxes	307	314	(7)	(2)%
Net loss	$(34,444)	$(44,360)	$9,916	(22)%
Revenue
Revenue increased $12.6 million, or 31%, to $52.7 million for the three months ended April 30, 2023 from $40.1 million for the three months ended April 30, 2022. The increase was primarily due to net expansion of existing customer contracts of $7.4 million and an increase in new customers worldwide of $5.2 million. EoP Customer Count increased approximately 9% to 903 as of April 30, 2023 from 826 as of April 30, 2022. The increase in total customers and the associated revenue from those customers was largely due to increased demand for our products. The increase in revenue was also attributable to increased usage from our existing customers in the current period.
Cost of Revenue
Cost of revenue increased $0.9 million, or 4%, to $24.6 million for the three months ended April 30, 2023, from $23.6 million for the three months ended April 30, 2022. The increase was primarily due to a $1.1 million increase in hosting costs associated with an increase in archive data and growth in our customer base, a $0.9 million increase in employee related costs, which was primarily due to increased headcount, and a $0.2 million increase in travel costs. These increases were partially offset by a $1.0 million decrease in depreciation expense, which was primarily due to a high resolution satellite that became fully depreciated during the fiscal year ended January 31, 2023, and a

$0.4 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares.
In April 2023, additional information specific to two high resolution satellites became available which indicated the useful lives of the two satellites will be less than originally estimated. The change in estimated useful lives for these satellites was accounted for prospectively beginning in April 2023 which resulted in a $0.4 million increase in depreciation expense classified as cost of revenue for the three months ended April 30, 2023. The change in estimate is expected to result in a $5.0 million increase in depreciation expense classified as cost of revenue for the fiscal year ended January 31, 2024.
Research and Development
Research and development expenses increased $3.4 million, or 14%, to $28.2 million for the three months ended April 30, 2023, from $24.8 million for the three months ended April 30, 2022. The increase was primarily due to a $5.9 million increase in employee related costs, which was primarily due to increased headcount. This increase was partially offset by a $2.3 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares.
Sales and Marketing
Sales and marketing expenses increased $4.3 million, or 23%, to $23.1 million, for the three months ended April 30, 2023, from $18.9 million for the three months ended April 30, 2022. The increase was primarily due to a $2.4 million increase in employee related costs, which was primarily due to increased headcount, and a $2.4 million increase relating to sales and marketing events that occurred during the current period. These increases were partially offset by a $0.6 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares.
General and Administrative
General and administrative expenses increased $0.9 million, or 4%, to $21.5 million for the three months ended April 30, 2023, from $20.6 million for the three months ended April 30, 2022. The increase was primarily due to an increase of $1.6 million in employee related costs, which was primarily due to increased headcount. This increase was partially offset by a $1.2 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares.
Interest Income
Interest income increased $4.4 million, to $4.5 million for the three months ended April 30, 2023, from $0.1 million for the three months ended April 30, 2022. The increase was primarily due to our short-term investment balances and an increase in interest rates.
Change in fair value of warrant liabilities
The change in fair value of warrant liabilities for both the three month periods ended April 30, 2023 and 2022 represents the change in fair value of the public and private placement warrants.
Other Income (Expense), net
Other income of $0.1 million and $0.3 million for the three months ended April 30, 2023 and 2022, respectively, primarily reflects realized and unrealized foreign currency exchange gains and losses.
Provision for Income Taxes
Provision for income taxes was $0.3 million for both the three month periods ended April 30, 2023 and 2022. For the three months ended April 30, 2023 and 2022, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three months ended April 30, 2023 and 2022 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.
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
Non-GAAP Gross Profit excludes stock-based compensation expenses that are classified as cost of revenue from gross profit, which is required in accordance with U.S. GAAP. Non-GAAP Gross Profit also excludes amortization of acquired intangible assets related to business combinations, which is a non-cash expense required in accordance with U.S. GAAP. Adjusted EBITDA excludes certain expenses from net income (loss) that are required in accordance with U.S. GAAP. We exclude in this calculation certain non-cash expenses, such as depreciation and amortization, stock-based compensation and change in fair value of warrant liabilities, and expenses that are considered unrelated to our underlying business performance, such as interest income, interest expense, and taxes.
Non-GAAP Gross Profit
We define and calculate Non-GAAP Gross Profit as gross profit adjusted for stock-based compensation and amortization of acquired intangible assets classified as cost of revenue, and Non-GAAP Gross Margin percentage as the percentage of Non-GAAP Gross Profit to revenue as outlined in the reconciliation below.
The table below reconciles our Gross Profit (the most directly comparable U.S. GAAP measure) to Non-GAAP Gross Profit, for the periods indicated:

	Three Months Ended April 30,
(in thousands, except percentages)	2023	2022
Gross Profit	$28,147	$16,499
Cost of revenue—Stock-based compensation	917	1,319
Amortization of acquired intangible assets	439	431
Non-GAAP Gross Profit	$29,503	$18,249
Gross Margin percentage	53%	41%
Non-GAAP Gross Margin percentage	56%	45%
Adjusted EBITDA
We define and calculate Adjusted EBITDA as net income (loss) before the impact of interest income and expense, income tax expense and depreciation and amortization, and further adjusted for the following items: stock-based compensation, change in fair value of warrant liabilities, gain or loss on the extinguishment of debt and non-operating income and expenses such as foreign currency exchange gain or loss, as outlined in the reconciliation below.
The table below reconciles our net loss (the most directly comparable U.S. GAAP measure) to Adjusted EBITDA for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2023	2022
Net loss	$(34,444)	$(44,360)
Interest income	(4,506)	(112)
Income tax provision	307	314
Depreciation and amortization	10,248	11,625
Change in fair value of warrant liabilities	(5,945)	(3,276)
Stock-based compensation	15,356	19,822
Other (income) expense, net	(104)	(280)
Adjusted EBITDA	$(19,088)	$(16,267)

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
As of April 30, 2023 and January 31, 2023, we had $140.8 million and $181.9 million, respectively, in cash and cash equivalents. Additionally, as of April 30, 2023 and January 31, 2023, we had short-term investments of $235.4 million and $226.9 million, respectively, which are highly liquid in nature and available for current operations. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.
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
As of April 30, 2023, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, purchase commitments for future satellite launch services, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 5, 8, and 10 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these cash requirements.
We do not engage in any off-balance sheet activities or have any arrangements or relationships with unconsolidated entities, such as variable interest, special purpose, and structured finance entities.
Statement of Cash Flows
The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods. For additional detail, refer to the unaudited condensed consolidated statements of cash flows as presented within the unaudited condensed consolidated financial statements.

	Three Months Ended April 30,
(in thousands)	2023	2022
Net cash provided by (used in)
Operating activities	$(30,601)	$(6,534)
Investing activities	$(12,581)	$(3,652)
Financing activities	$1,399	$4,552
Net cash used in operating activities
Net cash used in operating activities for the three months ended April 30, 2023, primarily consisted of the net loss of $34.4 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included depreciation and amortization expense of $10.2 million and stock-based compensation expense of $15.4 million, which were partially offset by a change in fair value of warrant liabilities of $5.9 million. The net change in operating assets and liabilities primarily consisted of a $7.8 million decrease in deferred revenue and a $10.7 million decrease in accounts payable, accrued and other liabilities, which were partially offset by a $2.8 million decrease in prepaid expenses and other assets.
Net cash used in operating activities for the three months ended April 30, 2022, primarily consisted of the net loss of $44.4 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included depreciation and amortization expense of $11.6 million and stock-based compensation expense of $19.8 million, which were partially offset by a change in fair value of warrant liabilities of $3.3 million. The net change in operating assets and liabilities primarily consisted of a $20.0 million decrease in accounts receivable which was partially offset by a $6.9 million decrease in deferred revenue and a $3.7 million decrease in accounts payable, accrued and other liabilities.
Net cash used in investing activities
Net cash used in investing activities for the three months ended April 30, 2023, primarily consisted of purchases of property and equipment of $6.3 million and purchases of available-for-sale securities of $35.2 million, partially offset by sales and maturities of available-for-sale securities of $30.0 million.
Net cash used in investing activities for the three months ended April 30, 2022, consisted of purchases of property and equipment of $2.9 million and capitalized internal-use software costs of $0.6 million.
Net cash provided by financing activities
Net cash provided by financing activities for the three months ended April 30, 2023, primarily consisted of proceeds from the exercise of common stock options of $3.3 million, partially offset by common stock withheld to satisfy employee tax withholding obligations of $1.9 million.
Net cash provided by financing activities for the three months ended April 30, 2022, primarily consisted of proceeds from the exercise of common stock options of $5.0 million.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, stock-based compensation, public and private placement warrant liabilities, property and equipment and long-lived assets, business combinations, goodwill, and income taxes. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2023 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2 in our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We have in the past and may in the future be exposed to certain market risks, including foreign currency exchange risk, interest rate risk and inflation risk, in the ordinary course of our business. For information relating to quantitative and qualitative disclosures about these market risks, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our 2023 Form 10-K. Our exposure to market risk has not changed materially since January 31, 2023.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, and have concluded that, based on such evaluation, our disclosure controls and procedures were effective as of April 30, 2023 at the reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1. Legal Proceedings
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

Item 1A. Risk Factors
There have been no material changes to our assessment of the risk factors disclosed in our 2023 Form 10-K.

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

10.1
Form of Performance-Vesting Restricted Stock Unit Agreement under the Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K, filed with the SEC on April 25, 2023)

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
Date: June 9, 2023

PLANET LABS PBC

By:	/s/ Ashley Johnson
Ashley Johnson
Chief Financial and Operating Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)