Form 10-Q
period 2023-07-31
Planet Labs PBC
filed 2023-09-07
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2023
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

The registrant had 264,502,208 outstanding shares of Class A common stock, and 21,157,586 shares of Class B common stock, as of September 1, 2023.

Unless the context otherwise requires, the “Company”, “Planet”, “we,” “our,” “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended July 31, 2023 (the “Form 10-Q” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Forward-looking statements contained in this report include statements about:

•our future financial performance, including expectations regarding our revenue, cost of revenue, operating expenses, capital expenditures, cash flows and our ability to achieve profitability;
•our ability to attract and retain customers, including our ability to renew existing contracts and expand our relationships with existing customers;
•our expectations regarding the value of our offerings to our customers over time;
•our expectations regarding market growth, including our ability to grow in existing markets and expand into new markets;
•our ability to continue to improve our data and offer software and analytic solutions to improve the value of our data;
•our ability to continue to invest in our sales and marketing, software platform development, machine learning and analytic tools as well as our applications and new satellite technologies;
•our relationships with third-party partners, vendors and solution providers;
•our ability to manage risks and challenges associated with our financial conditions and results of operations;
•our expectations regarding the future impact of seasonality on our business;
•our management of future growth and business operations, as well as the expected results of our workforce reduction;
•our expectations regarding the realization of our U.S. and foreign deferred tax assets;
•our ability to maintain, protect and enhance our intellectual property; and
•the increased expenses associated with being a public company.

The foregoing list may not contain all of the forward-looking statements made in this Form 10-Q. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future events and their potential effects on Planet. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors, including those described in the “Risk Factors” section of our most recent Annual Report on Form 10-K, this Form 10-Q, as well as the other documents filed by us from time to time with the U.S. Securities and Exchange Commission (“SEC”). We operate in a rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements contained in this Form 10-Q are based on information available to us at the time of filing of this Form 10-Q and relate only to events as of the date on which the statements are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Part I. - Financial Information
Item 1. Financial Statements
Planet Labs PBC
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value amounts)

	July 31, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$118,808	$181,892
Short-term investments	248,979	226,868
Accounts receivable, net of allowance of $786 and $1,289, respectively	40,349	38,952
Prepaid expenses and other current assets	19,725	27,943
Total current assets	427,861	475,655
Property and equipment, net	120,193	108,091
Capitalized internal-use software, net	12,992	11,417
Goodwill	112,750	112,748
Intangible assets, net	14,867	14,831
Restricted cash and cash equivalents, non-current	5,707	5,657
Operating lease right-of-use assets	23,485	20,403
Other non-current assets	2,562	3,921
Total assets	$720,417	$752,723
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,825	$6,900
Accrued and other current liabilities (1)	37,841	46,022
Deferred revenue (1)	56,575	51,900
Liability from early exercise of stock options	10,757	12,550
Operating lease liabilities, current	7,261	4,885
Total current liabilities	116,259	122,257
Deferred revenue (1)	18,186	2,882
Deferred hosting costs (1)	9,605	8,679
Public and private placement warrant liabilities	9,499	16,670
Operating lease liabilities, non-current	19,139	17,145
Contingent consideration	5,926	7,499
Other non-current liabilities	2,235	1,487
Total liabilities	180,849	176,619
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at July 31, 2023 and January 31, 2023, 255,787,619 and 250,625,975 Class A shares issued and outstanding at July 31, 2023 and January 31, 2023, respectively, 21,157,586 Class B shares issued and outstanding at July 31, 2023 and January 31, 2023, 0 Class C shares issued and outstanding at July 31, 2023 and January 31, 2023 (1)	27	27
Additional paid-in capital	1,549,920	1,513,102
Accumulated other comprehensive income	1,336	2,271
Accumulated deficit	(1,011,715)	(939,296)
Total stockholders’ equity	539,568	576,104
Total liabilities and stockholders’ equity	$720,417	$752,723

(1)	Balance includes related-party transactions entered into with Google, LLC (“Google”). See Note 10.
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Revenue (1)	$53,761	$48,450	$106,464	$88,577
Cost of revenue (1)	27,469	24,977	52,025	48,605
Gross profit	26,292	23,473	54,439	39,972
Operating expenses
Research and development (1)	26,741	26,737	54,927	51,487
Sales and marketing	22,310	19,483	45,435	38,338
General and administrative	20,521	19,893	42,049	40,501
Total operating expenses	69,572	66,113	142,411	130,326
Loss from operations	(43,280)	(42,640)	(87,972)	(90,354)
Interest income	3,802	1,311	8,308	1,423
Change in fair value of warrant liabilities	1,226	2,112	7,171	5,388
Other income (expense), net	859	(158)	963	122
Total other income (expense), net	5,887	3,265	16,442	6,933
Loss before provision for income taxes	(37,393)	(39,375)	(71,530)	(83,421)
Provision for income taxes	582	154	889	468
Net loss	$(37,975)	$(39,529)	$(72,419)	$(83,889)
Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.15)	$(0.26)	$(0.32)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	275,053,198	266,212,489	273,723,006	265,168,341

(1)	Balance includes related-party transactions entered into with Google. See Note 10.
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Net loss	$(37,975)	$(39,529)	$(72,419)	$(83,889)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	169	142	124	317
Change in fair value of available-for-sale securities	(515)	303	(1,059)	303
Other comprehensive income (loss), net of tax	(346)	445	(935)	620
Comprehensive loss	$(38,321)	$(39,084)	$(73,354)	$(83,269)

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2022	262,175,273	$27	$1,423,151	$2,096	$(777,029)	$648,245
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(301)	(301)
Issuance of Class A common stock from the exercise of common stock options	3,524,182	—	6,203	—	—	6,203
Issuance of Class A common stock upon vesting of restricted stock units	215,178	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(75,442)	—	(411)	—	—	(411)
Stock-based compensation	—	—	20,259	—	—	20,259
Change in translation	—	—	—	175	—	175
Net loss	—	—	—	—	(44,360)	(44,360)
Balances at April 30, 2022	265,931,102	$27	$1,450,098	$2,271	$(821,690)	$630,706
Issuance of Class A common stock from the exercise of common stock options	605,690	—	1,455	—	—	1,455
Issuance of Class A common stock upon vesting of restricted stock units	1,061,915	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(381,149)	—	(1,753)	—	—	(1,753)
Stock-based compensation	—	—	21,033	—	—	21,033
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	303	—	303
Other	—	—	390	—	—	390
Change in translation	—	—	—	142	—	142
Net loss	—	—	—	—	(39,529)	(39,529)
Balances at July 31, 2022	267,309,469	$27	$1,472,119	$2,716	$(861,219)	$613,643

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2023	271,783,561	$27	$1,513,102	$2,271	$(939,296)	$576,104
Issuance of Class A common stock from the exercise of common stock options	1,018,385	—	3,295	—	—	3,295
Issuance of Class A common stock upon vesting of restricted stock units	1,278,161	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(472,136)	—	(1,896)	—	—	(1,896)
Stock-based compensation	—	—	15,983	—	—	15,983
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(544)	—	(544)
Change in translation	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(34,444)	(34,444)
Balances at April 30, 2023	273,699,882	$27	$1,531,380	$1,682	$(973,740)	$559,349
Issuance of Class A common stock from the exercise of common stock options	1,383,413	—	3,063	—	—	3,063
Issuance of Class A common stock upon vesting of restricted stock units	2,597,964	—	—	—	—	—
Vesting of early exercised stock options	91,910	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(827,964)	—	(2,857)	—	—	(2,857)
Stock-based compensation	—	—	17,438	—	—	17,438
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(515)	—	(515)
Change in translation	—	—	—	169	—	169
Net loss	—	—	—	—	(37,975)	(37,975)
Balances at July 31, 2023	276,945,205	$27	$1,549,920	$1,336	$(1,011,715)	$539,568

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended July 31,
	2023	2022
Operating activities
Net loss	$(72,419)	$(83,889)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	22,408	23,213
Stock-based compensation, net of capitalized cost of $1,408 and $889, respectively	32,013	40,403
Change in fair value of warrant liabilities	(7,171)	(5,388)
Change in fair value of contingent consideration	(527)	—
Other	(2,747)	485
Changes in operating assets and liabilities
Accounts receivable	(1,588)	18,595
Prepaid expenses and other assets	5,152	(4,432)
Accounts payable, accrued and other liabilities	(17,164)	(1,866)
Deferred revenue	19,957	(15,165)
Deferred hosting costs	1,082	(760)
Net cash used in operating activities	(21,004)	(28,804)
Investing activities
Purchases of property and equipment	(21,709)	(6,509)
Capitalized internal-use software	(1,998)	(1,271)
Maturities of available-for-sale securities	106,762	—
Sales of available-for-sale securities	990	—
Purchases of available-for-sale securities	(127,703)	(195,113)
Other	(644)	(293)
Net cash used in investing activities	(44,302)	(203,186)
Financing activities
Proceeds from the exercise of common stock options	6,358	6,418
Class A common stock withheld to satisfy employee tax withholding obligations	(4,753)	(2,164)
Payment of transaction costs related to the Business Combination	—	(326)
Other	(15)	122
Net cash provided by financing activities	1,590	4,050
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	155	(1,118)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(63,561)	(229,058)
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	188,076	496,814
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$124,515	$267,756

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

(2)Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Operating results for the three and six months ended July 31, 2023 are not necessarily indicative of the results expected for the fiscal year ending January 31, 2024 or any other future period.
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
Liquidity
Since its inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to incur additional operating losses and negative cash flows from operations as it seeks to expand its business. As of July 31, 2023 and January 31, 2023, the Company had $118.8 million and $181.9 million of cash and cash equivalents, respectively. Additionally, as of July 31, 2023 and January 31, 2023, the Company had short-term investments of $249.0 million and $226.9 million, respectively, which are highly liquid in nature and available for current operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates and assumptions that affect the Company’s unaudited condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment, capitalized internal-use software and intangible assets, allowances for credit losses for available for sale debt securities and accounts receivable, estimates related to revenue recognition, including the assessment of performance obligations within a contract and the determination of standalone selling price (“SSP”) for each performance obligation, assumptions used to measure stock-based compensation, the fair value of warrants, the fair value of assets acquired, and liabilities assumed from business combinations, the impairment of long-lived assets and goodwill, the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions, and contingencies.
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
See Note 3, Revenue, for revenue by geographic region. See Note 5, Balance Sheet Components, for long-lived assets by geographic region.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss at July 31, 2023 that the Company would incur if parties to cash, cash equivalents and short-term investments failed completely to perform according to the terms of the contracts is $365.9 million.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. One customer accounted for 11% and 15% of accounts receivable as of July 31, 2023 and January 31, 2023, respectively.
For the three and six months ended July 31, 2023, one customer accounted for 23% and 22% of revenue, respectively. For the three months ended July 31, 2022, one customer accounted for 19% of revenue. For the six months ended July 31, 2022, two customers accounted for 15% and 10% of revenue, respectively.
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

(3)Revenue
Deferred Revenue
During the six months ended July 31, 2023 and 2022, the Company recognized revenue of $38.5 million and $37.9 million, respectively, that had been included in deferred revenue as of January 31, 2023 and 2022, respectively.

Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices each year. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $153.9 million as of July 31, 2023, which consists of both deferred revenue of $74.8 million and non-cancelable contracted revenue that will be invoiced in future periods of $79.1 million. The Company expects to recognize approximately 74% of the remaining performance obligation over the next 12 months, approximately 96% of the remaining obligation over the next 24 months, and the remainder thereafter.
Remaining performance obligations do not include unexercised contract options, firm orders where funding has not been appropriated and contracts which provide the customer with a right to terminate for convenience without incurring a substantive termination penalty.

Disaggregation of Revenue
The following table disaggregates revenue by major geographic region:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
United States	$27,038	$25,729	$50,165	$44,481
Rest of World	26,723	22,721	56,299	44,096
Total revenue	$53,761	$48,450	$106,464	$88,577
No single country in the Rest of World accounted for more than 10% of revenue for the three and six months ended July 31, 2023 and July 31, 2022.

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
During the three and six months ended July 31, 2023, the Company deferred $0.4 million and $0.6 million of commission expenditures to be amortized in future periods, respectively. The Company’s amortization of commission expenditures was $0.7 million and $1.3 million for the three and six month periods ended July 31, 2023, respectively.
During the three and six months ended July 31, 2022, the Company deferred $0.6 million and $1.1 million of commission expenditures to be amortized in future periods, respectively. The Company’s amortization of commission expenditures was $1.5 million and $1.8 million for the three and six month periods ended July 31, 2022, respectively.
As of July 31, 2023 and January 31, 2023, deferred commissions consisted of the following:

(in thousands)	July 31, 2023	January 31, 2023
Deferred commission, current	$2,122	$2,405
Deferred commission, non-current	1,747	2,206
Total deferred commission	$3,869	$4,611

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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of July 31, 2023 and January 31, 2023 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

	July 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$40,348	$—	$—
Commercial paper	—	995	—
Restricted cash: money market funds	5,533	—	—
Short-term investments:
U.S. Treasury securities	64,008	$—	$—
Commercial paper	$—	12,868	$—
Corporate bonds	$—	159,094	$—
U.S. government agency securities	$—	13,009	$—
Total assets	$109,889	$185,966	$—
Liabilities
Public Warrants	$4,485	$—	$—
Private Placement Warrants	$—	$—	5,014
Contingent consideration for acquisition of business	$—	$—	7,503
Total liabilities	$4,485	$—	$12,517

	January 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	72,382	—	—
Commercial paper	—	999	—
Restricted cash equivalents: money market funds	5,486	—	—
Short-term investments:
U.S. Treasury securities	59,433	—	—
Commercial paper	—	19,849	—
Corporate bonds	—	139,589	—
U.S. government agency securities	—	7,997	—
Total assets	$137,301	$168,434	$—
Liabilities
Public Warrants	6,969	—	—
Private Placement Warrants	—	—	9,701
Contingent consideration for acquisition of business	—	—	8,030
Total liabilities	$6,969	$—	$17,731

The fair value of cash held in banks and accrued liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.
Money Market Funds
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds for the three and six months ended July 31, 2023 and 2022.
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
Public and Private Placement Warrants
The Public Warrants (as defined in Note 9 below) are classified within Level 1 as they are publicly traded and had an observable market price in an active market.
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) (as defined in Note 9 below) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility inputs utilized for the fair value measurements of the Private Placement Warrants as of July 31, 2023 and January 31, 2023 were 70.0% and 70.0%, respectively.
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

Level 3 Disclosures
The following is a rollforward of Level 3 liabilities measured at fair value for the three and six months ended July 31, 2023 and 2022:

(in thousands)	Private Placement Warrants	Technical Milestone Contingent Consideration*	Customer Contract Earnout Contingent Consideration*
Fair value at end of year, January 31, 2022	$12,460	$—	$—
Change in fair value	(1,068)	—	—
Fair value at April 30, 2022	$11,392	$—	$—
Change in fair value	(801)	—	—
Fair value at July 31, 2022	$10,591	$—	$—

Fair value at end of year, January 31, 2023	$9,701	$4,433	$3,597
Change in fair value	(3,323)	5	(428)
Fair value at April 30, 2023	$6,378	$4,438	$3,169
Change in fair value	(1,364)	211	(315)
Fair value at July 31, 2023	$5,014	$4,649	$2,854
* The current portion of the contingent consideration liabilities balances of $1.6 million and $0.5 million as of July 31, 2023 and January 31, 2023, respectively, are included within accrued and other current liabilities. Changes in fair value of the contingent consideration liability for technical milestone payments are included within research and development expenses. Changes in fair value of the contingent consideration liability for customer contract earnout payments are included within sales and marketing expenses.
Other
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of July 31, 2023 and January 31, 2023, there were no material non-financial assets recorded at fair value.

(5)Balance Sheet Components
Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash and cash equivalents balances of $5.7 million and $6.2 million as of July 31, 2023 and January 31, 2023, respectively. The restricted cash and cash equivalents balances as of July 31, 2023 primarily consisted of $4.1 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases and $1.6 million of performance guarantees required for the Company’s foreign sales activities. The restricted cash and cash equivalents balances as of January 31, 2023 primarily consisted of $4.1 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases and $1.8 million of performance guarantees required for the Company’s foreign sales activities.
A reconciliation of the Company’s cash and cash equivalents and restricted cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated statements of cash flows as of July 31, 2023 and January 31, 2023 is as follows:

(in thousands)	July 31, 2023	January 31, 2023
Cash and cash equivalents	$118,808	$181,892
Restricted cash and cash equivalents, current	—	527
Restricted cash and cash equivalents, non-current	5,707	5,657
Total cash, cash equivalents, and restricted cash and cash equivalents	$124,515	$188,076
The current restricted cash and cash equivalents balances as of January 31, 2023 are included in prepaid expenses and other current assets.
Short-term Investments
Short-term investments consisted of the following as of July 31, 2023 and January 31, 2023:

	July 31, 2023
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S Treasury securities	$64,339	$5	$(336)	$64,008
Commercial paper	12,868	—	—	12,868
Corporate bonds	159,599	80	(585)	159,094
U.S. government agency securities	13,070	—	(61)	13,009
Total short-term investments	$249,876	$85	$(982)	$248,979

	January 31, 2023
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S Treasury securities	$59,255	$296	$(118)	$59,433
Commercial paper	19,744	105	—	$19,849
Corporate bonds	139,644	34	(89)	$139,589
U.S. government agency securities	8,063	—	(66)	7,997
Total short-term investments	$226,706	$435	$(273)	$226,868
The following table summarizes the contracted maturities of the Company’s short-term investments as of July 31, 2023 and January 31, 2023:

	July 31, 2023		January 31, 2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$147,878	$147,343	$124,068	$124,234
Due in 1-2 years	101,998	101,636	102,638	102,634
	$249,876	$248,979	$226,706	$226,868

Property and Equipment, Net
Property and equipment, net consists of the following:

(in thousands)	July 31, 2023	January 31, 2023
Satellites*	$328,955	$307,720
Leasehold improvements	16,780	15,389
Ground stations and ground station equipment	17,491	15,113
Office furniture, equipment and fixtures	7,542	5,787
Computer equipment and purchased software	9,100	8,638
Total property and equipment, gross	379,868	352,647
Less: Accumulated depreciation	(259,675)	(244,556)
Total property and equipment, net	$120,193	$108,091

*	Satellites include $32.1 million and $13.8 million of satellites in process and not placed into service as of July 31, 2023 and January 31, 2023, respectively.

The Company’s long-lived assets by geographic region are as follows:

(in thousands)	July 31, 2023	January 31, 2023
United States	$114,969	$103,366
Rest of World	5,224	4,725
Total property and equipment, net	$120,193	$108,091
The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of July 31, 2023 and January 31, 2023.
Total depreciation expense for the three and six months ended July 31, 2023 was $10.8 million and $19.5 million, respectively, of which $10.2 million and $18.4 million, respectively, was depreciation expense specific to satellites. Total depreciation expense for the three and six months ended July 31, 2022 was $10.2 million and $20.5 million, respectively, of which $9.1 million and $18.2 million, respectively, was depreciation expense specific to satellites.
In April 2023, additional information specific to two high resolution satellites became available which indicated the useful lives of the two satellites will be less than originally estimated. The change in estimated useful lives for these satellites was accounted for prospectively beginning in April 2023 which resulted in an increase of depreciation expense of $2.1 million and $2.5 million, respectively, for the three and six months ended July 31, 2023. The change in estimate is expected to result in a $5.0 million increase in depreciation expense for the fiscal year ended January 31, 2024.
Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

(in thousands)	July 31, 2023	January 31, 2023
Capitalized internal-use software	$42,071	$39,535
Less: Accumulated amortization	(29,079)	(28,118)
Capitalized internal-use software, net	$12,992	$11,417
Amortization expense for capitalized internal-use software for the three and six months ended July 31, 2023 was $0.5 million and $0.9 million, respectively. Amortization expense for capitalized internal-use software for the three and six months ended July 31, 2022 was $0.7 million and $1.3 million, respectively.

Goodwill and Intangible Assets
Goodwill and Intangible assets consist of the following:

	July 31, 2023				January 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$18,618	$(9,617)	$(8)	$8,993	$18,619	$(8,871)	$(8)	$9,740
Image library	13,025	(11,538)	175	1,662	12,384	(11,004)	231	1,611
Customer relationships	4,935	(3,192)	8	1,751	4,935	(2,788)	7	2,154
Trade names and other	5,979	(3,557)	39	2,461	4,551	(3,264)	39	1,326
Total intangible assets	$42,557	$(27,904)	$214	$14,867	$40,489	$(25,927)	$269	$14,831
Goodwill	$110,944	$—	$1,806	$112,750	$110,942	$—	$1,806	$112,748
Amortization expense for intangible assets for the three and six months ended July 31, 2023 was $0.9 million and $2.0 million, respectively. Amortization expense for intangible assets for the three and six months ended July 31, 2022 was $0.7 million and $1.4 million, respectively.
Estimated future amortization expense of intangible assets at July 31, 2023, is as follows:

(in thousands)
Remainder of Fiscal Year 2024	$1,753
2025	2,884
2026	2,515
2027	2,023
2028	1,908
Thereafter	3,784
Total estimated future amortization expense of intangible assets	$14,867
Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

(in thousands)	July 31, 2023	January 31, 2023
Deferred R&D service liability (see Note 7)	$9,855	$19,959
Payroll and related expenses	6,064	8,518
Deferred hosting costs	4,850	4,694
Withholding taxes and other taxes payable	2,298	2,272
Other accruals	14,774	10,579
Total accrued and other current liabilities	$37,841	$46,022

(6)Leases
The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of July 31, 2023, the Company had no finance leases.
Operating lease costs were $2.1 million and $4.0 million for the three and six months ended July 31, 2023, respectively. Operating lease costs were $1.4 million and $2.9 million for the three and six months ended July 31, 2022, respectively. Variable lease expenses, short-term lease expenses and sublease income were immaterial for the three and six months ended July 31, 2023 and 2022.
Operating cash flows from operating leases were $1.7 million and $2.7 million for the three and six months ended July 31, 2023, respectively. Operating cash flows from operating leases were $2.0 million and $4.0 million for the three and six months ended July 31, 2022, respectively.

Right of use assets obtained in exchange for operating lease liabilities were $1.3 million and $6.2 million for the three and six months ended July 31, 2023, respectively. There were no right of use assets obtained in exchange for operating lease liabilities for the three and six months ended July 31, 2022.
Maturities of operating lease liabilities as of July 31, 2023 were as follows:

(in thousands)
Remainder of Fiscal Year 2024	$4,531
2025	8,986
2026	8,746
2027	5,606
2028	1,421
Thereafter	857
Total lease payments	$30,147
Less: Imputed interest	(3,747)
Total lease liabilities	$26,400
Weighted average remaining lease term (years)	3.6
Weighted average discount rate	8.0%

(7)Research and Development Arrangements
Research and Development Services Agreement
In December 2020, the Company entered into a development services agreement, whereby the Company agreed to provide the technical knowledge and services to design and develop certain prototype satellites and deliver and test early data collected (the “R&D Services Agreement”). The R&D Services Agreement, including subsequent amendments to such agreement, provides for funding of $45.8 million, to be paid to the Company as specified milestones are achieved over a three year period. The R&D Services Agreement is unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the R&D Services Agreement and retains all developed intellectual property. The Company has no obligation to repay any of the funds received regardless of the outcome of the development work; therefore, the arrangement is accounted for as funded research and development pursuant to ASC 730-20, Research and Development. As ASC 730-20 does not indicate the accounting model for research and development services, the Company determined the total transaction price is recognized over the agreement term as a reduction of research and development expenses based on a cost incurred method.
During the three and six months ended July 31, 2023, the Company recognized $3.9 million and $8.0 million of funding and incurred $3.9 million and $8.0 million of research and development expenses, respectively, in connection with the R&D Services Agreement. During the three and six months ended July 31, 2022, the Company recognized $3.9 million and $6.6 million of funding and incurred $3.9 million and $6.6 million of research and development expenses, respectively. As of July 31, 2023 and January 31, 2023, the Company had received total funding of $36.9 million and $36.3 million, respectively, under the R&D Services Agreement.

NASA Communication Services Project
In connection with its Communication Services Project (“CSP”), the National Aeronautics and Space Administration (“NASA”) selected certain satellite communications providers that NASA will fund to develop and demonstrate near-Earth space communication services that may support future NASA missions using commercial technology. In June 2022 and August 2022, the Company entered into separate agreements with two of the satellite communications providers selected by NASA whereby the Company agreed to participate in the NASA CSP as a subcontractor. The agreements provide for the Company to receive aggregate funding of $40.5 million to be paid as milestones are completed. The Company determined that the agreements are in the scope of ASC 912-730, Contractors – Federal Government – Research and Development (“ASC 912-730”). In accordance with ASC 912-730, funding is recognized over the term of each agreement as a reduction of research and development expenses based on a cost incurred method.
During the three and six months ended July 31, 2023, the Company recognized $4.9 million and $8.0 million of funding, respectively, and incurred $3.3 million and $7.2 million of research and development expenses, respectively, in connection with the NASA CSP. The funding recognized and research and development expenses incurred were immaterial for the three and six months ended July 31, 2022. As of July 31, 2023 and January 31,

2023, the Company had received total funding of $12.5 million and $6.5 million, respectively, in connection with the NASA CSP.
In July 2023, projected costs related to certain of our research and development arrangements were revised down as a result of operational decisions. This change in estimate resulted in a $2.2 million cumulative increase of funding recognized for certain of our research and development arrangements for the three months ended July 31, 2023.

(8)Commitments and Contingencies
Launch Services
The Company has purchase commitments for future satellite launch services to be performed by third- parties subsequent to July 31, 2023. Future purchase commitments under noncancelable launch service contracts as of July 31, 2023 are as follows:

(in thousands)
Remainder of Fiscal Year 2024	$245
2025	—
2026	50
Total purchase commitments	$295

Other
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 10). Future minimum purchase commitments under the noncancelable hosting service agreement with Google as of July 31, 2023 are as follows:

(in thousands)
Remainder of Fiscal Year 2024	$11,644
2025	30,120
2026	31,190
2027	32,725
2028	33,427
Total purchase commitments	$139,106
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
Additionally, pursuant to a lock-up agreement entered into with the dMY Sponsor in connection with the Business Combination, 2,966,667 of the Private Placement Warrants are subject to vesting conditions (the “Private Placement Vesting Warrants”). The Private Placement Vesting Warrants vest in four equal tranches (i) when the closing price of Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 days trading period prior to December 7, 2026 or (ii) when the Company consummates a change of control transaction prior to December 7, 2026 that entitles its stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00. Any right to Private Placement Vesting Warrants that remains unvested on the first business day after five years from the closing of the Business Combination will be forfeited without any further consideration.
As of July 31, 2023 and January 31, 2023, there were 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.
Warrants to Purchase Class A Common Stock
In addition to the Public and Private Placement Warrants, there were 1,065,594 warrants to purchase shares of Class A common stock with a weighted average exercise price of $9.384 which were outstanding and exercisable as of July 31, 2023 and January 31, 2023. As of July 31, 2023, the outstanding warrants have a weighted average remaining term of 6.7 years.

(10)Related Party Transactions
As of July 31, 2023 and January 31, 2023, Google held 31,942,641 shares of the Company’s Class A common stock, and, as such, owned greater than 10% of outstanding shares of the Company’s Class A common stock.
In April 2017, the Company and Google entered into a five year content license agreement pursuant to which the Company licensed content to Google. In April 2022, the agreement automatically renewed for a period of one year and in April 2023, the agreement expired. As of January 31, 2023, the deferred revenue balance associated with the content license agreement was $0.3 million. For the three months ended July 31, 2023, the Company did not recognize any revenue related to the content license agreement, and recognized revenue of $0.3 million for the six months ended July 31, 2023. For the three and six months ended July 31, 2022, the Company recognized revenue of $3.4 million and $6.4 million, respectively, related to the content license agreement.
In July 2023, the Company and Google entered into a one year content license agreement pursuant to which the Company agreed to license content to Google and provide certain of its products and services in exchange for a $1.0 million fee. The agreement also provides for the Company to receive up to $2.0 million in value of Google cloud credits that the Company can apply against the cost of Google cloud services it utilizes to fulfill its obligations under the agreement. The Company determined that the Google cloud credits represent non-cash variable consideration which is included in the transaction price for the agreement, subject to the guidance on estimating variable consideration within ASC 606, Revenue from Contracts with Customers. The agreement does not include extension or renewal terms. For the three and six months ended July 31, 2023, the Company recognized revenue of $1.0 million related to the content license agreement.

The Company purchases hosting and other services from Google, of which $14.5 million and $13.4 million is deferred as of July 31, 2023 and January 31, 2023, respectively. For the three and six months ended July 31, 2023, the Company recorded hosting expense of $7.7 million and $14.1 million, respectively. For the three and six months ended July 31, 2022, the Company recorded hosting expense of $6.2 million and $11.6 million, respectively. As of July 31, 2023 and January 31, 2023, the Company’s accounts payable and accrued liabilities balance included $5.5 million and $2.3 million related to hosting and other services provided by Google, respectively.
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increases the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 8 for future Google hosting purchase commitments, including the amended commitments, as of July 31, 2023.

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
Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$1,147	$1,357	$2,064	$2,676
Research and development	7,626	8,955	14,211	17,621
Sales and marketing	3,121	3,757	6,201	7,394
General and administrative	5,544	6,964	10,945	13,601
Total expense	17,438	21,033	33,421	41,292
Capitalized to internal-use software development costs and property and equipment	(781)	(452)	(1,408)	(889)
Total stock-based compensation expense	$16,657	$20,581	$32,013	$40,403
Stock Options
A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2023	33,721,774	$5.08	6.3
Exercised	(2,401,798)	$2.65
Granted	—	$—
Forfeited	(1,340,876)	$7.21
Balances at July 31, 2023	29,979,100	$5.18	6.0	$6,904
Vested and exercisable at July 31, 2023	24,378,637	$4.51	5.6	$6,904
As of July 31, 2023, total unrecognized compensation cost related to stock options was $21.7 million, which is expected to be recognized over a period of 1.8 years.

Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2023	16,972,601	$5.90
Vested	(3,876,125)	$5.48
Granted	18,357,985	$4.00
Forfeited	(1,400,245)	$5.02
Balances at July 31, 2023	30,054,216	$4.83
During the six months ended July 31, 2023, the Company granted 18,357,985 RSUs, which generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.
Stock-based compensation expense recognized for RSUs during the three and six months ended July 31, 2023 was $11.3 million and $20.6 million, respectively. Stock-based compensation expense recognized for RSUs during the three and six months ended July 31, 2022 was $9.2 million and $17.7 million, respectively. As of July 31, 2023, total unrecognized compensation cost related to RSUs was $121.2 million, which is expected to be recognized over a period of approximately 3.1 years.
Performance Vesting Restricted Stock Units
On April 24, 2023, the Company granted 265,825 performance vesting restricted stock units (“PSUs”) to certain members of the Company’s senior management. A portion of the PSUs are subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the first half of the fiscal year ended January 31, 2024 and the remaining portion is subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the entire fiscal year ended January 31, 2024. Vesting is also subject to continued service through the applicable vesting dates, and the actual number of PSUs that may vest ranges from 0% to 125% of the PSUs granted based on achievement of the targets.
Stock-based compensation expense recognized for PSUs during the three and six months ended July 31, 2023 was $0.4 million. As of July 31, 2023, total unrecognized compensation cost related to PSUs was $0.6 million, which is expected to be recognized over a period of approximately 0.7 years.
Early Exercises of Stock Options
The Legacy Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. As of July 31, 2023, the Company had a $10.8 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 1,102,920.
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
No Earn-out Shares vested during the three and six months ended July 31, 2023. As of July 31, 2023, there were 3,927,270 Earn-out Shares outstanding relating to Former Planet equity award holders.
During the three and six months ended July 31, 2023, the Company recognized $1.6 million and $3.9 million of stock-based compensation expense related to the Earn-out Shares, respectively. During the three and six months ended July 31, 2022, the Company recognized $7.1 million and $14.3 million of stock-based compensation expense related to the Earn-out Shares, respectively. As of July 31, 2023, total unrecognized compensation cost related to the Earn-out Shares was $0.8 million. These costs are expected to be recognized over a period of approximately 0.3 years.

Other Stock-based Compensation
In connection with the acquisition of VanderSat B.V. (“VanderSat”) on December 13, 2021, the Company issued 543,391 shares of Class A common stock to an employee and former owner of VanderSat which are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. The shares vest in quarterly increments over two years commencing on December 13, 2021. During the three and six months ended July 31, 2023, the Company recognized $0.6 million and $1.3 million of stock-based compensation expense related to these shares, respectively. During the three and six months ended July 31, 2022, the Company recognized $0.6 million and $1.3 million of stock-based compensation expense related to these shares, respectively. As of July 31, 2023, unrecognized compensation cost related to these shares was $1.0 million. These costs are expected to be recognized over a period of approximately 0.4 years.

(12) Income Taxes
The Company recorded income tax expense of $0.6 million and $0.9 million for the three and six months ended July 31, 2023. The Company recorded income tax expense of $0.2 million and $0.5 million for the three and six months ended July 31, 2022. For the three and six months ended July 31, 2023 and 2022, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three and six months ended July 31, 2023 and 2022 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of the Company’s U.S. and foreign deferred tax assets and foreign rate differences.

The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. Gross unrecognized tax benefits were $7.5 million and $6.9 million as of July 31, 2023 and January 31, 2023, respectively. The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate due to the valuation allowance against the deferred tax assets. The Company determined that no accrual for interest and penalties was required as of July 31, 2023 and January 31, 2023 and no such expenses were incurred in the periods presented.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(37,975)	$(39,529)	$(72,419)	$(83,889)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	275,053,198	266,212,489	273,723,006	265,168,341
Basic and diluted net loss per share attributable to common stockholders	$(0.14)	$(0.15)	$(0.26)	$(0.32)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of July 31,
	2023	2022
Warrants to purchase Class A common stock	1,065,594	1,065,594
Common stock options	29,979,100	38,134,476
Restricted Stock Units	30,054,216	15,650,675
Earn-out Shares	25,386,280	26,106,585
dMY Sponsor Earn-out Shares	862,500	862,500
Public Warrants	6,899,982	6,899,982
Private Placement Warrants	5,933,333	5,933,333
Early exercised common stock options, subject to future vesting	1,102,920	1,470,565
Shares issued in connection with acquisition, subject to future vesting	135,847	407,543
Total	101,419,772	96,531,253

(14)Subsequent Events
Sinergise Asset Purchase Agreement
On March 26, 2023, the Company entered into an asset purchase agreement with Holding Sinergise d.o.o., a company existing under the laws of Slovenia (“Sinergise”), and its subsidiaries and certain shareholders of Sinergise, to acquire from Sinergise its cloud-based geo-spatial analysis products, platforms and solutions business.
On August 4, 2023, the Company completed the acquisition. The acquisition is expected to expand the Company’s data analysis platform and allow customers to extract insights from earth observation data more easily. The purchase price consisted of approximately $22.4 million of cash and the issuance of 6,745,438 shares of the Company’s Class A common stock.
The Company expects to account for the acquisition as a business combination in accordance with ASC 805, Business Combinations (“ASC 805”). Due to the proximity of the acquisition date to the Company’s filing of its quarterly report on Form 10-Q for the period ended July 31, 2023, the initial accounting for the Sinergise business combination is incomplete, and therefore the Company is unable to disclose certain information required by ASC 805, including the provisional amounts recognized as of the acquisition date for fair value of consideration transferred, each major class of assets acquired and liabilities assumed and goodwill.

Headcount Reduction
On August 1, 2023, the Company announced a plan to reduce its global headcount by approximately 117 employees, which represents approximately 10% of the Company’s total number of employees prior to the reduction (the “headcount reduction”).
As a result of the headcount reduction, the Company currently estimates that it will incur non-recurring charges of approximately $7 million to $8 million in aggregate pre-tax costs in connection with the reduction, consisting of one-time severance and other termination benefit costs. The Company expects that the majority of these charges will be incurred in the third quarter of fiscal 2024, and that the headcount reductions, including related cash payments, will be substantially complete by the end of the fiscal year ending January 31, 2024. The foregoing amounts do not include any non-cash charges associated with stock-based compensation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PLANET
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Planet Labs PBC. The MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q, as well as our audited annual consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2023 (the “2023 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” of our 2023 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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

We currently serve over 900 customers across large commercial and government verticals, including agriculture, mapping, forestry, finance and insurance, as well as federal, state, and local government bodies. Our products serve a variety of diverse customer needs. For example, our products have helped farmers make decisions that result in significant increases in their harvests, while using fewer resources, by timely alerting them to changes happening within their fields. Governments use our data to help deliver public services more effectively in disaster response. Mapping companies use our data to keep online maps up to date. Also, journalists and human rights organizations use our data to uncover and report the truth about events in hard-to-reach places.

Our proprietary data set and analytics are delivered pursuant to subscription and usage-based data licensing agreements and are accessed by our customers through our online platform and subscription APIs. We believe our efficient cost structure, one-to-many business model and differentiated data set have enabled us to grow our customer base across multiple vertical markets. As of July 31, 2023, our EoP Customer Count was 944 customers, which represented a 10% year-over-year growth when compared to July 31, 2022. Our EoP Customer Count has grown quarter-over-quarter for every quarter in the prior three years. For a definition of EoP Customer Count see the section titled “Key Operational and Business Metrics.” Over 90% of our customers sign annual or multiyear contracts, with an average contract length of approximately two years, weighted on an annual contract value basis.

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
Net Dollar Retention Rate

	Six Months Ended July 31,
	2023	2022
Net Dollar Retention Rate	102%	125%
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate decreased to 102% for the six months ended July 31, 2023, as compared to 125% for the six months ended July 31, 2022, primarily due to higher renewal and expansion values of large government contracts in the prior six months ended July 31, 2022 compared to impact from delays in renewals of some government contracts and contractions of some commercial contracts in the six months ended July 31, 2023.

Net Dollar Retention Rate including Winbacks

	Six Months Ended July 31,
	2023	2022
Net Dollar Retention Rate including Winbacks	103%	127%
We assess two metrics for net dollar retention—net retention excluding winbacks and including winbacks. A winback is a previously existing customer who was inactive at the start of the current fiscal year, but has reactivated during the current fiscal year. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks decreased to 103% for the six months ended July 31, 2023, as compared to 127% for the six months ended July 31, 2022, primarily due to higher renewal and expansion values of large government contracts in the prior six months ended July 31, 2022 while delays in renewal value of government contracts in the six months ended July 31, 2023.
EoP Customer Count

	As of July 31,
	2023	2022
EoP Customer Count	944	855
We define EoP Customer Count as the total count of all existing customers at the end of the period. We define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count increased to 944 as of July 31, 2023, as compared to 855 as of July 31, 2022. The increase was primarily attributable to the increased demand for our data.
Percent of Recurring ACV

	As of July 31,
	2023	2022
% Recurring ACV	92%	93%
Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts divided by the total dollar value of all contracts in our ACV Book of Business at a specific point in time. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV decreased to 92% for the six months ended July 31, 2023, as compared to 93% for the six months ended July 31, 2022.
Capital Expenditures as a Percentage of Revenue

	Three Months Ended July 31,		Six Months Ended July 31,
	2023	2022	2023	2022
Capital Expenditures as Percentage of Revenue	31%	9%	22%	9%
We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue increased to 31% and 22% for the three and six months ended July 31, 2023, as compared to 9% for the three and six months ended July 31, 2022. These increases were primarily attributable to an increase in capitalized labor and material related to the build of high resolution and medium resolution satellites.

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
Cost of Revenue
Cost of revenue consists of employee related costs of performing account and data provisioning, customer support, satellite and engineering operations, as well as the costs of operating and retrieving information from the satellites, processing and storing the data retrieved, third party imagery expenses, depreciation of satellites and ground stations, amortization of acquired intangibles and amortization of capitalized internal-use software related to creating imagery provided to customers. Employee related costs include salaries, benefits, bonuses and stock-based compensation. To a lesser extent, cost of revenue includes costs from professional services, including costs paid to subcontractors and certain third-party fees.

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
Research and Development
Research and development expenditures primarily include personnel related expenses for employees and consultants, hardware costs, supplies costs, contractor fees and administrative expenses. Employee related costs include salaries, benefits, bonuses and stock-based compensation. Expenses classified as research and development are expensed as incurred and attributable to advancing technology research, platform and infrastructure development and the research and development of new product iterations. Funding for our performance of research and development services under certain arrangements are recognized as a reduction of research and development expenses based on a cost incurred method.

We continue to iterate on the design of our satellites and the capabilities of our automated operations to optimize for efficiency and technical capability of each satellite. Costs associated with satellite and other space related research development activities are expensed as incurred.

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
Sales and Marketing

Sales and marketing expenditures primarily include costs incurred to market and distribute our products. Such costs include expenses related to advertising and conferences, sales commissions, salaries, benefits and stock-based compensation for our sales and marketing personnel and sales office expenses. Sales and marketing expenses also include fees for professional and consulting services principally consisting of public relations and independent contractor expenses. Sales and marketing costs are expensed as incurred.

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

Results of Operations
Three months ended July 31, 2023 compared to three months ended July 31, 2022
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Three Months Ended July 31,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Revenue	$53,761	$48,450	$5,311	11%
Cost of revenue	27,469	24,977	2,492	10%
Gross profit	26,292	23,473	2,819	12%
Operating expenses
Research and development	26,741	26,737	4	—%
Sales and marketing	22,310	19,483	2,827	15%
General and administrative	20,521	19,893	628	3%
Total operating expenses	69,572	66,113	3,459	5%
Loss from operations	(43,280)	(42,640)	(640)	2%
Interest income	3,802	1,311	2,491	190%
Change in fair value of warrant liabilities	1,226	2,112	(886)	(42)%
Other income (expense), net	859	(158)	1,017	(644)%
Total other income (expense), net	5,887	3,265	2,622	80%
Loss before provision for income taxes	(37,393)	(39,375)	1,982	(5)%
Provision for income taxes	582	154	428	278%
Net loss	$(37,975)	$(39,529)	$1,554	(4)%
Revenue
Revenue increased $5.3 million, or 11%, to $53.8 million for the three months ended July 31, 2023 from $48.5 million for the three months ended July 31, 2022. The increase was primarily due to a $6.2 million increase from total customer growth worldwide, which was partially offset by a $0.9 million reduction of existing customer contracts. EoP Customer Count increased approximately 10% to 944 as of July 31, 2023 from 855 as of July 31, 2022. The increase in revenue from new customers was driven by the continued focus from our sales teams around Government and Analytics customers.
Cost of Revenue
Cost of revenue increased $2.5 million, or 10%, to $27.5 million for the three months ended July 31, 2023, from $25.0 million for the three months ended July 31, 2022. The increase was primarily due to a $1.5 million increase in hosting costs associated with an increase in archive data and growth in our customer base and a $0.7 million increase in depreciation expense related to satellites. The increase in depreciation expense related to satellites was primarily due to a $2.1 million increase resulting from a change in estimated useful lives for two high resolution satellites as described further below which was partially offset by a $1.4 million decrease resulting from a high resolution satellite that became fully depreciated during the fiscal year ended January 31, 2023.
In April 2023, additional information specific to two high resolution satellites became available which indicated the useful lives of the two satellites will be less than originally estimated. The change in estimated useful lives for these satellites was accounted for prospectively beginning in April 2023 which resulted in an increase of depreciation expense classified as cost of revenue of $2.1 million for the three months ended July 31, 2023. The change in estimate is expected to result in a $5.0 million increase in depreciation expense classified as cost of revenue for the fiscal year ended January 31, 2024.
Research and Development
Research and development expenses were $26.7 million for both the three month periods ended July 31, 2023 and 2022. There was an increase of $6.3 million in employee related costs during the three months ended July 31, 2023, which was primarily due to increased headcount. This increase was partially offset by a $4.6 million increase in funding recognized for our research and development arrangements and a $1.6 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares.
In July 2023, projected costs related to certain of our research and development arrangements were revised down as a result of operational decisions. This change in estimate resulted in a $2.2 million cumulative increase of funding recognized for certain of our research and development arrangements for the three months ended July 31, 2023.
Sales and Marketing
Sales and marketing expenses increased $2.8 million, or 15%, to $22.3 million, for the three months ended July 31, 2023, from $19.5 million for the three months ended July 31, 2022. The increase was primarily due to an increase of $2.4 million in employee related costs, which was primarily due to increased headcount. The increase was also partially due to a $1.0 million increase in sales commissions expense and a $0.5 million increase in marketing expenses driven by increased events. These increases were partially offset by a $1.0 decrease in professional and consulting expenses and a $0.6 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares.
General and Administrative
General and administrative expenses increased $0.6 million, or 3%, to $20.5 million for the three months ended July 31, 2023, from $19.9 million for the three months ended July 31, 2022. The increase was primarily due to an increase of $1.7 million in employee related costs, which was primarily due to increased headcount. This increase was partially offset by a $1.4 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares.
Interest Income
Interest income increased $2.5 million to $3.8 million for the three months ended July 31, 2023, from $1.3 million for the three months ended July 31, 2022. The increase was primarily due to our short-term investment balances and an increase in interest rates.
Change in fair value of warrant liabilities
The change in fair value of warrant liabilities for both the three months ended July 31, 2023 and 2022 represents the change in fair value of the public and private placement warrants.
Other Income (Expense), net
Other income (expense), net of $0.9 million for the three months ended July 31, 2023 primarily reflects the recognition of an insurance claim recovery of $0.8 million associated with a high resolution satellite. Other income (expense), net of $(0.2) million for the three months ended July 31, 2022, primarily reflects realized and unrealized foreign currency exchange gains and losses.
Provision for Income Taxes
Provision for income taxes was $0.6 million and $0.2 million for the three months ended July 31, 2023 and 2022, respectively. For the three months ended July 31, 2023 and 2022, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the three months ended July 31, 2023 and 2022 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

Six months ended July 31, 2023 compared to six months ended July 31, 2022
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Six Months Ended July 31,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Revenue	$106,464	$88,577	$17,887	20%
Cost of revenue	52,025	48,605	3,420	7%
Gross profit	54,439	39,972	14,467	36%
Operating expenses
Research and development	54,927	51,487	3,440	7%
Sales and marketing	45,435	38,338	7,097	19%
General and administrative	42,049	40,501	1,548	4%
Total operating expenses	142,411	130,326	12,085	9%
Loss from operations	(87,972)	(90,354)	2,382	(3)%
Interest income	8,308	1,423	6,885	484%
Change in fair value of warrant liabilities	7,171	5,388	1,783	33%
Other income (expense), net	963	122	841	689%
Total other income (expense), net	16,442	6,933	9,509	137%
Loss before provision for income taxes	(71,530)	(83,421)	11,891	(14)%
Provision for income taxes	889	468	421	90%
Net loss	$(72,419)	$(83,889)	$11,470	(14)%
Revenue
Revenue increased $17.9 million, or 20%, to $106.5 million for the six months ended July 31, 2023 from $88.6 million for the six months ended July 31, 2022. The increase was primarily due to a $9.3 million increase from total customer growth worldwide and net expansion of existing customer contracts of $8.6 million. EoP Customer Count increased approximately 10% to 944 as of July 31, 2023 from 855 as of July 31, 2022. The increase in revenue from new customers was driven by the continued focus from our sales teams around Government and Analytics customers.
Cost of Revenue
Cost of revenue increased $3.4 million, or 7%, to $52.0 million for the six months ended July 31, 2023, from $48.6 million for the six months ended July 31, 2022. The increase was primarily due to a $2.6 million increase in hosting costs associated with an increase in archive data and growth in our customer base. The increase was also partially due to a $1.2 million increase in employee related costs, which was primarily due to increased headcount. These increases were partially offset by a $0.7 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares, and a $0.5 million decrease in depreciation expense related to satellites. The decrease in satellite depreciation expense was primarily due to a $2.7 million decrease resulting from a high resolution satellite that became fully depreciated during the fiscal year ended January 31, 2023, which was partially offset by a $2.5 million increase resulting from a change in estimated useful lives for two high resolution satellites in April 2023 as discussed further above.

Research and Development
Research and development expenses increased $3.4 million, or 7%, to $54.9 million for the six months ended July 31, 2023, from $51.5 million for the six months ended July 31, 2022. The increase was primarily due to an increase of $12.1 million in employee related costs, which was primarily due to increased headcount. The increase was also partially due to an increase in contractor costs of $1.1 million to support various research and development initiatives. These increases were partially offset by a $8.9 million increase in funding recognized for our research and development arrangements and a $3.9 million decrease in stock based compensation expense, which was primarily to a decline in expense related to earn-out shares.

Sales and Marketing
Sales and marketing expenses increased $7.1 million, or 19%, to $45.4 million, for the six months ended July 31, 2023, from $38.3 million for the six months ended July 31, 2022. The increase was primarily due to an increase of $5.3 million in employee related costs, which was primarily due to increased headcount. The increase was also partially due to a $2.9 million increase in marketing expenses driven by increased events and a $1.0 million increase in sales commissions. These increases were partially offset by a $1.5 decrease in professional and consulting expenses and a $1.2 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares.
General and Administrative
General and administrative expenses increased $1.5 million, or 4%, to $42.0 million for the six months ended July 31, 2023, from $40.5 million for the six months ended July 31, 2022. The increase was primarily due to an increase of $3.2 million in employee related costs, as a result of increased headcount. The increase was also partially due to a $1.1 million increase in rent costs related to new facility leases and a $1.1 million increase in legal fees, primarily due to our acquisition of Sinergise. These increases were partially offset by a $2.7 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares, and $1.3 decrease in depreciation and amortization, primarily related to our office facilities.
Interest Income
Interest income increased $6.9 million, to $8.3 million for the six months ended July 31, 2023, from $1.4 million for the six months ended July 31, 2022. The increase was primarily due to our short-term investment balances and an increase in interest rates.
Change in fair value of warrant liabilities
The change in fair value of warrant liabilities for both the six months ended July 31, 2023 and 2022 represents the change in fair value of the public and private placement warrants.
Other Income (Expense), net
Other income (expense), net of $1.0 million for the six months ended July 31, 2023 primarily reflects the recognition of an insurance claim recovery of $0.8 million associated with a high resolution satellite. Other income (expense), net of $0.1 million for the six months ended July 31, 2022 primarily reflects realized and unrealized foreign currency exchange gains and losses.

Provision for Income Taxes
Provision for income taxes was $0.9 million and $0.5 million for the six months ended July 31, 2023 and 2022, respectively. For the six months ended July 31, 2023 and 2022, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the six months ended July 31, 2023 and 2022 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

Non-GAAP Information
This Quarterly Report on Form 10-Q includes Non-GAAP Gross Profit, Non-GAAP Gross Margin and Adjusted EBITDA, which are non-GAAP performance measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Non-GAAP Gross Profit, Non-GAAP Gross Margin and Adjusted EBITDA are useful in evaluating our operating performance, as they are similar to measures reported by our public competitors and are regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects.

Non-GAAP Gross Profit, Non-GAAP Gross Margin and Adjusted EBITDA are non-GAAP measures, and are additions, and not substitutes for or superior to, measures of financial performance prepared in accordance with U.S. GAAP and should not be considered as an alternative to measures derived in accordance with U.S. GAAP. Further, Non-GAAP Gross Profit, Non-GAAP Gross Margin and Adjusted EBITDA are not based on any standardized methodology prescribed by U.S. GAAP and are not necessarily comparable to similarly-titled measures presented by other companies. We present Adjusted EBITDA because we believe it is frequently used by analysts, investors and other interested parties to evaluate companies in our industry and facilitates comparisons on a consistent basis across reporting periods. Further, we believe it is helpful in highlighting trends in our operating results because it excludes items that are not indicative of our core operating performance.

We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments.

Non-GAAP Gross Profit excludes stock-based compensation expenses that are classified as cost of revenue from gross profit, which is required in accordance with U.S. GAAP. Non-GAAP Gross Profit also excludes amortization of acquired intangible assets related to business combinations, which is a non-cash expense required in accordance with U.S. GAAP. Adjusted EBITDA excludes certain expenses from net income (loss) that are required in accordance with U.S. GAAP. We exclude in Non-GAAP calculations certain non-cash expenses, such as depreciation and amortization, stock-based compensation and change in fair value of warrant liabilities, and income and expenses that are considered unrelated to our underlying business performance, such as restructuring charges, interest income, interest expense and taxes.
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define and calculate Non-GAAP Gross Profit as gross profit adjusted for stock-based compensation, amortization of acquired intangible assets classified as cost of revenue, and other expenses that are considered unrelated to our underlying business performance and Non-GAAP Gross Margin as Non-GAAP Gross Profit divided by revenue.

The table below reconciles our Gross Profit (the most directly comparable U.S. GAAP measure) to Non-GAAP Gross Profit, for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except percentages)	2023	2022	2023	2022
Gross Profit	$26,292	$23,473	$54,439	$39,972
Cost of revenue—Stock-based compensation	1,063	1,357	1,968	2,676
Amortization of acquired intangible assets	439	366	878	797
Non-GAAP Gross Profit	$27,794	$25,196	$57,285	$43,445
Gross Margin	49%	48%	51%	45%
Non-GAAP Gross Margin	52%	52%	54%	49%
Adjusted EBITDA
We define and calculate Adjusted EBITDA as net income (loss) before the impact of interest income and expense, income tax expense and depreciation and amortization, and further adjusted for the following items: stock-based compensation, change in fair value of warrant liabilities, gain or loss on the extinguishment of debt and non-operating income, expenses such as foreign currency exchange gain or loss, and other expenses that are considered unrelated to our underlying business performance.

The table below reconciles our net loss (the most directly comparable U.S. GAAP measure) to Adjusted EBITDA for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2023	2022	2023	2022
Net loss	$(37,975)	$(39,529)	$(72,419)	$(83,889)
Interest income	(3,802)	(1,311)	(8,308)	(1,423)
Income tax provision	582	154	889	468
Depreciation and amortization	12,160	11,588	22,408	23,213
Change in fair value of warrant liabilities	(1,226)	(2,112)	(7,171)	(5,388)
Stock-based compensation	16,657	20,581	32,013	40,403
Other (income) expense, net	(859)	158	(963)	(122)
Adjusted EBITDA	$(14,463)	$(10,471)	$(33,551)	$(26,738)
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

As of July 31, 2023 and January 31, 2023, we had $118.8 million and $181.9 million, respectively, in cash and cash equivalents. Additionally, as of July 31, 2023 and January 31, 2023, we had short-term investments of $249.0 million and $226.9 million, respectively, which are highly liquid in nature and available for current operations. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.

We expect our capital expenditures and working capital requirements to continue to increase in the foreseeable future as we seek to grow our business. We could also need additional cash resources due to significant acquisitions, an accelerated manufacturing timeline for new satellites, competitive pressures or regulatory requirements. We may need to seek additional equity, equity-linked or debt financing. The issuance of additional shares may create additional dilution to our stockholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating or financial covenants that would restrict our operations. We cannot assure you that any such financing will be available on favorable terms, or at all. If needed financing is not available, or if the terms of financing are less desirable than we expect, we may be forced to decrease our level of investment in software and market expansion efforts or to scale back our existing operations, which could have an adverse impact on our business and financial prospects.

As of July 31, 2023, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, purchase commitments for future satellite launch services, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 6, 8, and 10 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these cash requirements.

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

	Six Months Ended July 31,
(in thousands)	2023	2022
Net cash provided by (used in)
Operating activities	$(21,004)	$(28,804)
Investing activities	$(44,302)	$(203,186)
Financing activities	$1,590	$4,050
Net cash used in operating activities
Net cash used in operating activities for the six months ended July 31, 2023, primarily consisted of the net loss of $72.4 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation expense of $32.0 million and depreciation and amortization expense of $22.4 million, which were partially offset by a change in fair value of warrant liabilities of $7.2 million. The net change in operating assets and liabilities primarily consisted of a $20.0 million increase in deferred revenue, which was partially offset by a $17.2 million decrease in accounts payable, accrued and other liabilities, and a $1.6 million increase in accounts receivable.
Net cash used in operating activities for the six months ended July 31, 2022, primarily consisted of the net loss of $83.9 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation expense of $40.4 million and depreciation and amortization expense of $23.2 million, which were partially offset by a change in fair value of warrant liabilities of $5.4 million. The net change in operating assets and liabilities primarily consisted of a $15.2 million decrease in deferred revenue, a $4.4 million increase in prepaid expenses and other assets and a $1.9 million decrease in accounts payable, accrued and other liabilities, which were partially offset by a $18.6 million decrease in accounts receivable.
Net cash used in investing activities
Net cash used in investing activities for the six months ended July 31, 2023, primarily consisted of purchases of available-for-sale securities of $127.7 million, purchases of property and equipment of $21.7 million, and capitalized internal-use software costs of $2.0 million, which were partially offset by maturities of available-for-sale securities of $106.8 million and sales of available-for-sale securities of $1.0 million.
Net cash used in investing activities for the six months ended July 31, 2022, primarily consisted of purchases of available-for-sale securities of $195.1 million, purchases of property and equipment of $6.5 million, and capitalized internal-use software costs of $1.3 million.
Net cash provided by financing activities
Net cash provided by financing activities for the six months ended July 31, 2023, primarily consisted of proceeds from the exercise of common stock options of $6.4 million, partially offset by payment of tax withholding obligations for vesting of restricted stock units of $4.8 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None, other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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
Date: September 7, 2023

PLANET LABS PBC

By:	/s/ Ashley Johnson
Ashley Johnson
Chief Financial and Operating Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)