Form 10-Q
period 2023-10-31
Planet Labs PBC
filed 2023-12-08
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The registrant had 266,468,366 outstanding shares of Class A common stock, and 21,157,586 shares of Class B common stock as of December 1, 2023.

Unless the context otherwise requires, the “Company”, “Planet”, “we,” “our,” “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended October 31, 2023 (the “Form 10-Q” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Forward-looking statements contained in this report include statements about:

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

Part I. - Financial Information
Item 1. Financial Statements
Planet Labs PBC
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share and par value amounts)

	October 31, 2023	January 31, 2023
Assets
Current assets
Cash and cash equivalents	$101,547	$181,892
Restricted cash and cash equivalents, current	7,880	527
Short-term investments	213,347	226,868
Accounts receivable, net of allowance of $1,139 and $1,289, respectively	45,145	38,952
Prepaid expenses and other current assets	19,616	27,416
Total current assets	387,535	475,655
Property and equipment, net	114,058	108,091
Capitalized internal-use software, net	14,050	11,417
Goodwill	135,701	112,748
Intangible assets, net	27,427	14,831
Restricted cash and cash equivalents, non-current	10,321	5,657
Operating lease right-of-use assets	22,091	20,403
Other non-current assets	2,337	3,921
Total assets	$713,520	$752,723
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,589	$6,900
Accrued and other current liabilities (1)	41,961	46,022
Deferred revenue (1)	67,228	51,900
Liability from early exercise of stock options	9,860	12,550
Operating lease liabilities, current	7,500	4,885
Total current liabilities	131,138	122,257
Deferred revenue (1)	7,763	2,882
Deferred hosting costs (1)	8,353	8,679
Public and private placement warrant liabilities	2,666	16,670
Operating lease liabilities, non-current	17,321	17,145
Contingent consideration	5,588	7,499
Other non-current liabilities	7,093	1,487
Total liabilities	179,922	176,619
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at October 31, 2023 and January 31, 2023, 264,375,121 and 250,625,975 Class A shares issued and outstanding at October 31, 2023 and January 31, 2023, respectively, 21,157,586 Class B shares issued and outstanding at October 31, 2023 and January 31, 2023, 0 Class C shares issued and outstanding at October 31, 2023 and January 31, 2023 (1)	28	27
Additional paid-in capital	1,583,531	1,513,102
Accumulated other comprehensive income (loss)	(242)	2,271
Accumulated deficit	(1,049,719)	(939,296)
Total stockholders’ equity	533,598	576,104
Total liabilities and stockholders’ equity	$713,520	$752,723

(1)	Balance includes related-party transactions entered into with Google, LLC (“Google”). See Note 12.
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Revenue (1)	$55,380	$49,704	$161,844	$138,281
Cost of revenue (1)	29,350	24,728	81,375	73,333
Gross profit	26,030	24,976	80,469	64,948
Operating expenses
Research and development (1)	33,002	27,598	87,929	79,085
Sales and marketing	20,774	19,383	66,209	57,721
General and administrative	20,112	20,627	62,161	61,128
Total operating expenses	73,888	67,608	216,299	197,934
Loss from operations	(47,858)	(42,632)	(135,830)	(132,986)
Interest income	3,445	2,853	11,753	4,276
Change in fair value of warrant liabilities	6,833	(19)	14,004	5,369
Other income (expense), net	(69)	1	894	123
Total other income (expense), net	10,209	2,835	26,651	9,768
Loss before provision for income taxes	(37,649)	(39,797)	(109,179)	(123,218)
Provision for income taxes	355	439	1,244	907
Net loss	$(38,004)	$(40,236)	$(110,423)	$(124,125)
Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.15)	$(0.40)	$(0.47)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	284,197,733	267,947,661	277,252,951	266,104,962

(1)	Balance includes related-party transactions entered into with Google. See Note 12.
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(In thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Net loss	$(38,004)	$(40,236)	$(110,423)	$(124,125)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,667)	(235)	(1,543)	82
Change in fair value of available-for-sale securities	89	(1,538)	(970)	(1,235)
Other comprehensive income (loss), net of tax	(1,578)	(1,773)	(2,513)	(1,153)
Comprehensive loss	$(39,582)	$(42,009)	$(112,936)	$(125,278)

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2022	262,175,273	$27	$1,423,151	$2,096	$(777,029)	$648,245
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(301)	(301)
Issuance of Class A common stock from the exercise of common stock options	3,524,182	—	6,203	—	—	6,203
Issuance of Class A common stock upon vesting of restricted stock units	215,178	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(75,442)	—	(411)	—	—	(411)
Stock-based compensation	—	—	20,259	—	—	20,259
Change in translation	—	—	—	175	—	175
Net loss	—	—	—	—	(44,360)	(44,360)
Balances at April 30, 2022	265,931,102	$27	$1,450,098	$2,271	$(821,690)	$630,706
Issuance of Class A common stock from the exercise of common stock options	605,690	—	1,455	—	—	1,455
Issuance of Class A common stock upon vesting of restricted stock units	1,061,915	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(381,149)	—	(1,753)	—	—	(1,753)
Stock-based compensation	—	—	21,033	—	—	21,033
Net unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	303	—	303
Other	—	—	390	—	—	390
Change in translation	—	—	—	142	—	142
Net loss	—	—	—	—	(39,529)	(39,529)
Balances at July 31, 2022	267,309,469	$27	$1,472,119	$2,716	$(861,219)	$613,643
Issuance of Class A common stock from the exercise of common stock options	1,452,777	—	4,491	—	—	4,491
Issuance of Class A common stock upon vesting of restricted stock units	817,320	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(298,535)	—	(2,164)	—	—	(2,164)
Stock-based compensation	—	—	19,810	—	—	19,810
Net unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(1,538)	—	(1,538)
Other	—	—	(500)	—	—	(500)
Change in translation	—	—	—	(235)	—	(235)
Net loss	—	—	—	—	(40,236)	(40,236)
Balances at October 31, 2022	269,372,942	$27	$1,494,652	$943	$(901,455)	$594,167

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2023	271,783,561	$27	$1,513,102	$2,271	$(939,296)	$576,104
Issuance of Class A common stock from the exercise of common stock options	1,018,385	—	3,295	—	—	3,295
Issuance of Class A common stock upon vesting of restricted stock units	1,278,161	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(472,136)	—	(1,896)	—	—	(1,896)
Stock-based compensation	—	—	15,983	—	—	15,983
Net unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(544)	—	(544)
Change in translation	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(34,444)	(34,444)
Balances at April 30, 2023	273,699,882	$27	$1,531,380	$1,682	$(973,740)	$559,349
Issuance of Class A common stock from the exercise of common stock options	1,383,413	—	3,063	—	—	3,063
Issuance of Class A common stock upon vesting of restricted stock units	2,597,964	—	—	—	—	—
Vesting of early exercised stock options	91,910	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(827,964)	—	(2,857)	—	—	(2,857)
Stock-based compensation	—	—	17,438	—	—	17,438
Net unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	(515)	—	(515)
Change in translation	—	—	—	169	—	169
Net loss	—	—	—	—	(37,975)	(37,975)
Balances at July 31, 2023	276,945,205	$27	$1,549,920	$1,336	$(1,011,715)	$539,568
Issuance of Class A common stock from the exercise of common stock options	226,505	—	412	—	—	412
Issuance of Class A common stock upon vesting of restricted stock units	2,349,577	—	—	—	—	—
Issuance of Class A common stock related to business combination	6,745,438	1	21,621	—	—	21,622
Vesting of early exercised stock options	91,910	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(825,928)	—	(2,359)	—	—	(2,359)
Stock-based compensation	—	—	13,041	—	—	13,041
Net unrealized gain (loss) on available-for-sale securities, net of taxes	—	—	—	89	—	89
Change in translation	—	—	—	(1,667)	—	(1,667)
Net loss	—	—	—	—	(38,004)	(38,004)
Balances at October 31, 2023	285,532,707	$28	$1,583,531	$(242)	$(1,049,719)	$533,598

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended October 31,
	2023	2022
Operating activities
Net loss	$(110,423)	$(124,125)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	36,033	33,997
Stock-based compensation, net of capitalized cost of $1,851 and $1,261, respectively	44,611	59,841
Change in fair value of warrant liabilities	(14,004)	(5,369)
Change in fair value of contingent consideration	(923)	—
Other	(3,538)	555
Changes in operating assets and liabilities
Accounts receivable	(3,872)	15,237
Prepaid expenses and other assets	9,483	(9,472)
Accounts payable, accrued and other liabilities	(20,706)	(8,649)
Deferred revenue	19,557	(19,382)
Deferred hosting costs	(92)	(1,751)
Net cash used in operating activities	(43,874)	(59,118)
Investing activities
Purchases of property and equipment	(29,086)	(9,008)
Capitalized internal-use software	(3,266)	(1,737)
Business acquisition	(7,542)	—
Maturities of available-for-sale securities	142,903	13,000
Sales of available-for-sale securities	40,072	—
Purchases of available-for-sale securities	(166,169)	(239,321)
Other	(944)	(412)
Net cash used in investing activities	(24,032)	(237,478)
Financing activities
Proceeds from the exercise of common stock options	6,770	10,909
Class A common stock withheld to satisfy employee tax withholding obligations	(7,112)	(4,328)
Payment of transaction costs related to the Business Combination	—	(326)
Other	(15)	122
Net cash provided by (used in) financing activities	(357)	6,377
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(65)	(1,781)
Net decrease in cash and cash equivalents, and restricted cash and cash equivalents	(68,328)	(292,000)
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	188,076	496,814
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$119,748	$204,814

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

(2)Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Operating results for the three and nine months ended October 31, 2023 are not necessarily indicative of the results expected for the fiscal year ending January 31, 2024 or any other future period. Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation.
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of Planet Labs PBC and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year end is January 31.
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
Liquidity
Since its inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to incur additional operating losses and negative cash flows from operations as it seeks to expand its business. As of October 31, 2023 and January 31, 2023, the Company had $101.5 million and $181.9 million of cash and cash equivalents, respectively. Additionally, as of October 31, 2023 and January 31, 2023, the Company had short-term investments of $213.3 million and $226.9 million, respectively, which are highly liquid in nature and available for current operations.

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
Due to the current geopolitical events, including the war in Ukraine and the Israel-Hamas conflict, there is ongoing uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities. These estimates and assumptions may change in the future, as new events occur and additional information is obtained.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss at October 31, 2023 that the Company would incur if parties to cash, cash equivalents and short-term investments failed completely to perform according to the terms of the contracts is $313.0 million.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. One customer accounted for 10% and 15% of accounts receivable as of October 31, 2023 and January 31, 2023, respectively.
For the three and nine months ended October 31, 2023, one customer accounted for 21% and 22% of revenue, respectively. For the three months ended October 31, 2022, one customer accounted for 23% of revenue. For the nine months ended October 31, 2022, two customers accounted for 18% and 10% of revenue, respectively.
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
Recently Issued Accounting Pronouncements
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB accounting standard codification (ASC) with the SEC's regulations. The Company is currently evaluating the impact, if any, on its condensed consolidated financial statements and disclosures.

(3)Revenue
Deferred Revenue
During the nine months ended October 31, 2023 and 2022, the Company recognized revenue of $45.7 million and $50.4 million, respectively, that had been included in deferred revenue as of January 31, 2023 and 2022, respectively.

Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices each year. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $152.9 million as of October 31, 2023, which consists of both deferred revenue of $75.0 million and non-cancelable contracted revenue that will be invoiced in future periods of $77.9 million. The Company expects to recognize approximately 82% of the remaining performance obligation over the next 12 months, approximately 97% of the remaining obligation over the next 24 months, and the remainder thereafter.
Remaining performance obligations do not include unexercised contract options, firm orders where funding has not been appropriated and contracts which provide the customer with a right to terminate for convenience without incurring a substantive termination penalty.

Disaggregation of Revenue
The following table disaggregates revenue by major geographic region:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
United States	$23,348	$27,191	$73,513	$71,672
Rest of world	32,032	22,513	88,331	66,609
Total revenue	$55,380	$49,704	$161,844	$138,281
No single country other than the U.S. accounted for more than 10% of revenue for the three and nine months ended October 31, 2023 and 2022.

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

During the three and nine months ended October 31, 2023, the Company deferred $0.6 million and $1.1 million of commission expenditures to be amortized in future periods, respectively. The Company’s amortization of commission expenditures was $0.4 million and $1.7 million for the three and nine month periods ended October 31, 2023, respectively.
During the three and nine months ended October 31, 2022, the Company deferred $0.2 million and $2.7 million of commission expenditures to be amortized in future periods, respectively. The Company’s amortization of commission expenditures was $0.5 million and $1.3 million for the three and nine month periods ended October 31, 2022, respectively.
As of October 31, 2023 and January 31, 2023, deferred commissions consisted of the following:

(in thousands)	October 31, 2023	January 31, 2023
Deferred commission, current	$2,528	$2,405
Deferred commission, non-current	1,472	2,206
Total deferred commission	$4,000	$4,611
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of October 31, 2023 and January 31, 2023 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

	October 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$33,434	$—	$—
Restricted cash: money market funds	17,653	—	—
Short-term investments:
U.S. Treasury securities	46,075	$—	$—
Commercial paper	—	10,968	$—
Corporate bonds	—	143,326	$—
U.S. government agency securities	—	11,913	$—
Certificates of deposit	—	1,065	$—
Total assets	$97,162	$167,272	$—
Liabilities
Public Warrants	$1,242	$—	$—
Private Placement Warrants	—	$—	1,424
Contingent consideration for acquisitions	—	$—	12,789
Total liabilities	$1,242	$—	$14,213

	January 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$72,382	$—	$—
Commercial paper	—	999	—
Restricted cash equivalents: money market funds	5,486	—	—
Short-term investments:
U.S. Treasury securities	59,433	—	—
Commercial paper	—	19,849	—
Corporate bonds	—	139,589	—
U.S. government agency securities	—	7,997	—
Total assets	$137,301	$168,434	$—
Liabilities
Public Warrants	$6,969	$—	$—
Private Placement Warrants	—	—	9,701
Contingent consideration for acquisitions	—	—	8,030
Total liabilities	$6,969	$—	$17,731
The fair value of cash held in banks and accrued liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.
Money Market Funds
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds for the three and nine months ended October 31, 2023 and 2022.
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
Public and Private Placement Warrants
The Public Warrants (as defined in Note 11 below) are classified within Level 1 as they are publicly traded and had an observable market price in an active market.
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) (as defined in Note 11 below) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility inputs utilized for the fair value measurements of the Private Placement Warrants as of October 31, 2023 and January 31, 2023 were 70.0%. .
Contingent Consideration for Acquisitions
The Company has recorded contingent consideration liabilities in connection with its acquisition of Sinergise (see Note 5) and Salo Sciences. The Company measures the fair value of the contingent consideration liabilities based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy.
The fair value of the contingent consideration liability for the Salo Sciences technical milestone payments is determined based on the present value of the probability-weighted payments for each of the milestones. The significant unobservable inputs used in the fair value measurement are management’s estimate of the probability to achieve the technical milestone criteria and the discount rate.

The fair value of the contingent consideration liability for Salo Sciences customer contract earnout payments is determined using a Monte Carlo simulation. The fair value estimate involves a simulation of future customer contract cash collections during the four-year performance period, the probability of entering into contracts with the named customers and discounting the probability-weighed earnout payments to present value. The significant unobservable inputs used in the fair value measurement are management’s estimate of obtaining the customer contracts, including probabilities, timing and contract values, and management’s estimate of the discount rate.
The fair value of the contingent consideration liability for the Sinergise customer consent escrow is determined based on the present value of the probability-weighted payments based on the likelihood of the customer consent being achieved. The significant unobservable input used in the fair value measurement is management’s estimate of the likelihood of the customer consent being achieved.
Level 3 Disclosures
The following is a rollforward of Level 3 liabilities measured at fair value for the three and nine months ended October 31, 2023 and 2022:

(in thousands)	Private Placement Warrants	Technical Milestone Contingent Consideration*	Customer Contract Earnout Contingent Consideration*	Customer Consent Escrow Contingent Consideration*
Fair value at end of year, January 31, 2022	$12,460	$—	$—	$—
Change in fair value	(1,068)	—	—	—
Fair value at April 30, 2022	$11,392	$—	$—	$—
Change in fair value	(801)	—	—	—
Fair value at July 31, 2022	$10,591	$—	$—	$—
Change in fair value	(326)	—	—	—
Fair value at October 31, 2022	$10,265	$—	$—	$—

Fair value at end of year, January 31, 2023	$9,701	$4,433	$3,597	$—
Change in fair value	(3,323)	5	(428)	—
Fair value at April 30, 2023	$6,378	$4,438	$3,169	$—
Change in fair value	(1,364)	211	(315)
Fair value at July 31, 2023	$5,014	$4,649	$2,854	$—
Additions	—	—	—	5,842
Payments	—	—	(160)	—
Change in fair value	(3,590)	6	(478)	76
Fair value at October 31, 2023	$1,424	$4,655	$2,216	$5,918
* The current portion of the contingent consideration liabilities balances of $7.2 million and $0.5 million as of October 31, 2023 and January 31, 2023, respectively, are included within accrued and other current liabilities. Changes in fair value of the contingent consideration liability for technical milestone payments are included within research and development expenses. Changes in fair value of the contingent consideration liability for customer contract earnout payments are included within sales and marketing expenses. Changes in fair value of the contingent consideration liability for the Sinergise acquisition escrow payments are included within general and administrative expenses.
Other
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of October 31, 2023 and January 31, 2023, there were no material non-financial assets recorded at fair value.

(5)Acquisition
Sinergise
On March 26, 2023, the Company entered into an asset purchase agreement with Holding Sinergise d.o.o., a company existing under the laws of Slovenia (“Sinergise”), and its subsidiaries and certain shareholders of Sinergise, to acquire the cloud-based geo-spatial analysis products, platforms and solutions business from Sinergise. On August 4, 2023, the Company completed the acquisition. The acquisition is expected to expand the Company’s data analysis platform and allow customers to extract insights from earth observation data more easily.
The acquisition has been accounted for as a business combination in accordance with ASC 805, Business Combinations. The acquisition date fair value of the consideration transferred was approximately $40.0 million, and consisted of the following:

(in thousands)	Fair Value
Cash	$7,542
Class A common stock issued	21,622
Liabilities for cash consideration placed in escrow account	10,842
Total	$40,006
The common stock issued consisted of 6,745,438 shares of the Company’s Class A common stock. The fair value of the Class A common stock was determined based on the closing market price on the date of the acquisition.
Pursuant to the terms of the asset purchase agreement, the Company placed $5.0 million of cash consideration into an escrow account to secure potential indemnification obligations and any customary post-closing adjustments for working capital and indebtedness (the “Indemnity Escrow”). The amount held in the escrow account is to be released to Sinergise upon the two-year anniversary of the acquisition close date and is recorded within restricted cash and cash equivalents, non-current in the Company’s condensed consolidated balance sheets. The Company recorded a liability of $5.0 million for the Indemnity Escrow, which is recorded within other non-current liabilities in the Company’s condensed consolidated balance sheets.
Pursuant to the terms of the asset purchase agreement, the Company placed an additional $7.5 million of cash consideration into an escrow account related to obtaining customer consent for a contract acquired in connection with the acquisition (the “Customer Consent Escrow”). The amount held in the escrow account is to be released to Sinergise upon the Company receiving evidence of the customer consent. If evidence of the customer consent is not received on or prior to the two year anniversary of the acquisition close date, the amount held in the Customer Consent Escrow is to be released to the Company. Additionally, the amount held in the Customer Consent Escrow is to be released to the Company if the customer contract is terminated or suspended on or prior to the two year anniversary of the acquisition close date. The cash held in the escrow account is recorded within restricted cash and cash equivalents, current in the Company’s condensed consolidated balance sheets. The Company determined that the customer consent contingency represents contingent consideration. The fair value of the contingent consideration liability as of the acquisition date was determined to be $5.8 million. Refer to Note 4 for information relating to the valuation of the Customer Consent Escrow contingent consideration.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)
Goodwill	$23,747
Identifiable intangible assets acquired
Developed technology	11,811
Customer relationships	2,208
Other	110
Accounts receivable	3,013
Other assets, current	652
Other assets, non-current	414
Total assets acquired	$41,955
Deferred revenue, current	(585)
Accrued and other current liabilities	(984)
Other liabilities, current	(213)
Other liabilities, non-current	(167)
Total liabilities assumed	$(1,949)
Net assets acquired	$40,006

The fair value of the assets acquired and liabilities assumed are preliminary and may be adjusted as the Company obtains additional information, primarily related to adjustments for the true-up of acquired net working capital in accordance with the asset purchase agreement.
The identifiable intangible assets were measured at fair value. The developed technology was valued using the royalty method under the income approach. The customer relationships were valued using the excess earnings method under the income approach. The developed technology was assigned an estimated useful life of 8 years and the customer relationships were assigned an estimated useful life of 9 years.
The excess of purchase consideration over the fair value of other assets acquired and liabilities assumed was recorded as goodwill. The goodwill primarily represents the value expected from the synergies created through the operational enhancement benefits resulting from the integration of Sinergise into the Company and the combination of Sinergise’s products and solutions with the Company’s existing products. Approximately $0.7 million of the goodwill is deductible for tax purposes.
The financial results of Sinergise are included in the condensed consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented as the effect of this acquisition was not material to the condensed consolidated financial statements.
Acquisition-related costs associated with the transaction were $0.2 million and $2.1 million for the three and nine months ended October 31, 2023, respectively. The Company recognized immaterial costs for the three months ended October 31, 2022 and recognized costs of $0.6 million for the nine months ended October 31, 2022. These costs were recorded within selling, general and administrative expenses.

Certain employees of Sinergise, which became employees of the Company, were paid cash transaction bonuses totaling $2.3 million in connection with the closing of the acquisition. The transaction bonuses were accounted for as a transaction separate from the business combination. Accordingly, $2.3 million of the consideration paid by the Company was allocated to the transaction bonuses and was recorded within the Company’s condensed consolidated statements of operations as summarized in the table below:

(in thousands)	Three and Nine Months Ended October 31, 2023
Cost of revenue	$267
Research and development	1,891
Sales and marketing	41
General and administrative	118
Total	$2,317

(6)Balance Sheet Components
Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash and cash equivalents balances of $18.2 million and $6.2 million as of October 31, 2023 and January 31, 2023, respectively.
The restricted cash and cash equivalents balances as of October 31, 2023 primarily consisted of $12.5 million of consideration placed in escrow in connection with the Sinergise acquisition and $4.0 million of collateral money market investments for the Company’s headquarters and other domestic office operating lease. The restricted cash and cash equivalents balances as of January 31, 2023 primarily consisted of $4.1 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases and $1.8 million of performance guarantees required for the Company’s foreign sales activities.
A reconciliation of the Company’s cash and cash equivalents and restricted cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated statements of cash flows as of October 31, 2023 and January 31, 2023 is as follows:

(in thousands)	October 31, 2023	January 31, 2023
Cash and cash equivalents	$101,547	$181,892
Restricted cash and cash equivalents, current	7,880	527
Restricted cash and cash equivalents, non-current	10,321	5,657
Total cash, cash equivalents, and restricted cash and cash equivalents	$119,748	$188,076

Short-term Investments
Short-term investments consisted of the following as of October 31, 2023 and January 31, 2023:

	October 31, 2023
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S Treasury securities	$46,342	$2	$(269)	$46,075
Commercial paper	10,968	—	—	10,968
Corporate bonds	143,827	73	(574)	143,326
U.S. government agency securities	11,953	—	(40)	11,913
Certificates of deposit	1,065	—	—	1,065
Total short-term investments	$214,155	$75	$(883)	$213,347

	January 31, 2023
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S Treasury securities	$59,255	$296	$(118)	$59,433
Commercial paper	19,744	105	—	$19,849
Corporate bonds	139,644	34	(89)	$139,589
U.S. government agency securities	8,063	—	(66)	7,997
Total short-term investments	$226,706	$435	$(273)	$226,868
The following table summarizes the contracted maturities of the Company’s short-term investments as of October 31, 2023 and January 31, 2023:

	October 31, 2023		January 31, 2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$143,299	$142,768	$124,068	$124,234
Due in 1-2 years	70,856	70,579	102,638	102,634
	$214,155	$213,347	$226,706	$226,868
Property and Equipment, Net
Property and equipment, net consists of the following:

(in thousands)	October 31, 2023	January 31, 2023
Satellites*	$329,611	$307,720
Leasehold improvements	16,867	15,389
Ground stations and ground station equipment	19,053	15,113
Office furniture, equipment and fixtures	7,579	5,787
Computer equipment and purchased software	9,062	8,638
Total property and equipment, gross	382,172	352,647
Less: Accumulated depreciation	(268,114)	(244,556)
Total property and equipment, net	$114,058	$108,091

*	Satellites include $36.1 million and $13.8 million of satellites in process and not placed into service as of October 31, 2023 and January 31, 2023, respectively.
Property and equipment, net as of October 31, 2023 included $7.4 million of satellite manufacturing costs that were previously classified as prepaid expenses and other current assets as of January 31, 2023.

The Company’s long-lived assets by geographic region are as follows:

(in thousands)	October 31, 2023	January 31, 2023
United States	$107,988	$103,366
Rest of world	6,070	4,725
Total property and equipment, net	$114,058	$108,091
The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of October 31, 2023 and January 31, 2023.
Total depreciation expense for the three and nine months ended October 31, 2023 was $11.9 million and $31.4 million, respectively, of which $11.1 million and $29.5 million, respectively, was depreciation expense specific to satellites. Total depreciation expense for the three and nine months ended October 31, 2022 was $9.4 million and $30.0 million, respectively, of which $9.0 million and $27.2 million, respectively, was depreciation expense specific to satellites.
In April 2023 and September 2023, additional information specific to two high resolution satellites became available indicating that the useful lives of the two satellites will be less than originally estimated. The changes in estimated useful lives for these satellites were accounted for prospectively, resulting in an increase of depreciation expense of $3.3 million and $5.8 million, respectively, for the three and nine months ended October 31, 2023. The changes in estimates are expected to result in a $6.4 million increase in depreciation expense for the fiscal year ended January 31, 2024.
Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

(in thousands)	October 31, 2023	January 31, 2023
Capitalized internal-use software	$43,603	$39,535
Less: Accumulated amortization	(29,553)	(28,118)
Capitalized internal-use software, net	$14,050	$11,417
Amortization expense for capitalized internal-use software for the three and nine months ended October 31, 2023 was $0.5 million and $1.4 million, respectively. Amortization expense for capitalized internal-use software for the three and nine months ended October 31, 2022 was $0.7 million and $1.9 million, respectively.
Goodwill and Intangible Assets
Goodwill and Intangible assets consist of the following:

	October 31, 2023				January 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$30,429	$(10,348)	$(402)	$19,679	$18,619	$(8,871)	$(8)	$9,740
Image library	13,095	(11,688)	308	1,715	12,384	(11,004)	231	1,611
Customer relationships	7,143	(3,453)	(66)	3,624	4,935	(2,788)	7	2,154
Trade names and other	6,090	(3,717)	36	2,409	4,551	(3,264)	39	1,326
Total intangible assets	$56,757	$(29,206)	$(124)	$27,427	$40,489	$(25,927)	$269	$14,831
Goodwill	$134,692	$—	$1,009	$135,701	$110,942	$—	$1,806	$112,748
Amortization expense for intangible assets for the three and nine months ended October 31, 2023 was $1.3 million and $3.3 million, respectively. Amortization expense for intangible assets for the three and nine months ended October 31, 2022 was $0.7 million and $2.1 million, respectively.

Estimated future amortization expense of intangible assets at October 31, 2023, is as follows:

(in thousands)
Remainder of Fiscal Year 2024	$1,450
2025	4,805
2026	4,324
2027	3,678
2028	3,454
Thereafter	9,716
Total estimated future amortization expense of intangible assets	$27,427
The change in the carrying amount of goodwill for the nine months ended October 31, 2023 and 2022 was as follows:

	October 31,
(in thousands)	2023	2022
Beginning of period	$112,748	$103,219
Acquisition	23,747	—
Currency translation adjustment	(794)	—
End of period	$135,701	$103,219
Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

(in thousands)	October 31, 2023	January 31, 2023
Deferred R&D service liability (see Note 9)	$12,021	$19,959
Payroll and related expenses	4,993	8,518
Deferred hosting costs	4,928	4,694
Withholding taxes and other taxes payable	2,743	2,272
Contingent consideration	7,201	531
Other accruals	10,075	10,048
Total accrued and other current liabilities	$41,961	$46,022

(7)Restructuring
In August 2023, the Company announced a plan to reduce its global headcount by approximately 10% of the Company’s total number of employees prior to the reduction (the “headcount reduction”). This action was taken to increase the Company’s focus on its high priority growth opportunities and operational efficiency.
As a result of the headcount reduction, in the third quarter of the fiscal year ending 2024, the Company recognized $7.3 million of costs for one-time employee termination benefits consisting of severance and other employee costs. The Company also recognized a $1.5 million stock-based compensation benefit primarily related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards.

As a result of the above, the Company recognized a net restructuring charge of $5.8 million during the three and nine months ended October 31, 2023 within its condensed consolidated statements of operations as summarized in the following table:

(in thousands)	Severance and Other Employee Costs	Stock-Based Compensation	Total
Cost of revenue	$563	$(62)	$501
Research and development	3,297	(398)	2,899
Sales and marketing	1,943	(815)	1,128
General and administrative	1,538	(253)	1,285
Total restructuring charges	$7,341	$(1,528)	$5,813
There were no restructuring charges recognized during the three and nine months ended October 31, 2022.
The following table summarizes the Company’s liability recognized in connection with the headcount reduction, which is recorded within accrued and other current liabilities in the condensed consolidated balance sheets:

(in thousands)
Balance as of January 31, 2023	$—
Severance and other employee costs	7,341
Cash payments	(7,104)
Balance as of October 31, 2023	$237
The headcount reductions, including the remaining cash payments, are expected to be substantially complete by the end of the fiscal year ending January 31, 2024.

(8)Leases
The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of October 31, 2023, the Company had no finance leases.
Operating lease costs were $2.1 million and $6.1 million for the three and nine months ended October 31, 2023, respectively. Operating lease costs were $1.8 million and $4.7 million for the three and nine months ended October 31, 2022, respectively. Variable lease expenses, short-term lease expenses and sublease income were immaterial for the three and nine months ended October 31, 2023 and 2022.
Operating cash flows from operating leases were $2.3 million and $5.0 million for the three and nine months ended October 31, 2023, respectively. Operating cash flows from operating leases were $1.9 million and $5.9 million for the three and nine months ended October 31, 2022, respectively.
Right of use assets obtained in exchange for operating lease liabilities were $0.3 million and $6.5 million for the three and nine months ended October 31, 2023, respectively. Right of use assets obtained in exchange for operating lease liabilities were $11.7 million for the three and nine months ended October 31, 2022.

Maturities of operating lease liabilities as of October 31, 2023 were as follows:

(in thousands)
Remainder of Fiscal Year 2024	$2,368
2025	9,095
2026	8,741
2027	5,604
2028	1,423
Thereafter	859
Total lease payments	$28,090
Less: Imputed interest	(3,268)
Total lease liabilities	$24,822
Weighted average remaining lease term (years)	3.3
Weighted average discount rate	8.0%

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
During the three and nine months ended October 31, 2023, the Company recognized $6.8 million and $14.8 million of funding and incurred $7.6 million and $15.6 million of research and development expenses, respectively, in connection with the R&D Services Agreement. During the three and nine months ended October 31, 2022, the Company recognized $4.1 million and $10.7 million of funding and incurred $4.1 million and $10.7 million of research and development expenses, respectively. As of October 31, 2023 and January 31, 2023, the Company had received total funding of $45.8 million and $36.3 million, respectively, under the R&D Services Agreement.
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
During the three and nine months ended October 31, 2023, the Company recognized $1.2 million and $9.2 million of funding, respectively, and incurred $1.2 million and $8.4 million of research and development expenses, respectively, in connection with the NASA CSP.
During the three and nine months ended October 31, 2022, the Company recognized $1.2 million and $1.4 million of funding, respectively, and incurred $1.3 million and $1.6 million of research and development expenses, respectively, in connection with the NASA CSP. As of October 31, 2023 and January 31, 2023, the Company had received total funding of $12.5 million and $6.5 million, respectively, in connection with the NASA CSP.

(10)Commitments and Contingencies
Launch Services
The Company has purchase commitments for future satellite launch services to be performed by third parties subsequent to October 31, 2023. Future purchase commitments under noncancelable launch service contracts as of October 31, 2023 consisted of $0.2 million of total purchase commitments for the remainder of the fiscal year ended January 31, 2024.
Other
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 12). Future minimum purchase commitments under the noncancelable hosting service agreement with Google as of October 31, 2023 are as follows:

(in thousands)
Remainder of Fiscal Year 2024	$3,034
2025	30,120
2026	31,190
2027	32,725
2028	33,427
Total purchase commitments	$130,496
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

(11)Warrants
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
As of October 31, 2023 and January 31, 2023, there were 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.
Warrants to Purchase Class A Common Stock
In addition to the Public and Private Placement Warrants, there were 1,065,594 warrants to purchase shares of Class A common stock with a weighted average exercise price of $9.384 which were outstanding and exercisable as of October 31, 2023 and January 31, 2023. As of October 31, 2023, the outstanding warrants have a weighted average remaining term of 6.4 years.

(12)Related Party Transactions
As of October 31, 2023 and January 31, 2023, Google held 31,942,641 shares of the Company’s Class A common stock, and, as such, owned greater than 10% of outstanding shares of the Company’s Class A common stock.
In April 2017, the Company and Google entered into a five year content license agreement pursuant to which the Company licensed content to Google. In April 2022, the agreement automatically renewed for a period of one year and in April 2023, the agreement expired. As of January 31, 2023, the deferred revenue balance associated with the content license agreement was $0.3 million. For the nine months ended October 31, 2023, the Company recognized revenue of $0.3 million related to the content license agreement. For the three and nine months ended October 31, 2022, the Company recognized revenue of $3.3 million and $9.7 million, respectively, related to the content license agreement.
In July 2023, the Company and Google entered into a one year content license agreement pursuant to which the Company agreed to license content to Google and provide certain of its products and services in exchange for a $1.0 million fee. The agreement also provides for the Company to receive up to $2.0 million in value of Google cloud credits that the Company can apply against the cost of Google cloud services it utilizes to fulfill its obligations under the agreement. The Company determined that the Google cloud credits represent non-cash variable consideration which is included in the transaction price for the agreement, subject to the guidance on estimating variable consideration within ASC 606, Revenue from Contracts with Customers. The agreement does not include extension or renewal terms. The Company recognized immaterial revenue related to the content license agreement for the three months ended October 31, 2023 and recognized $1.0 million for the nine months ended October 31, 2023.

The Company purchases hosting and other services from Google, of which $13.3 million and $13.4 million is deferred as of October 31, 2023 and January 31, 2023, respectively. For the three and nine months ended October 31, 2023, the Company recorded hosting expense of $7.5 million and $21.6 million, respectively. For the three and nine months ended October 31, 2022, the Company recorded hosting expense of $6.0 million and $17.7 million, respectively. As of October 31, 2023 and January 31, 2023, the Company’s accounts payable and accrued liabilities balance included $2.7 million and $2.3 million related to hosting and other services provided by Google, respectively.
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increases the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 10 for future Google hosting purchase commitments, including the amended commitments, as of October 31, 2023.

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
Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$944	$1,317	$3,008	$3,992
Research and development	6,042	8,282	20,253	25,903
Sales and marketing	1,626	3,221	7,827	10,615
General and administrative	4,429	6,990	15,374	20,592
Total expense	13,041	19,810	46,462	61,102
Capitalized to internal-use software development costs and property and equipment	(443)	(372)	(1,851)	(1,261)
Total stock-based compensation expense	$12,598	$19,438	$44,611	$59,841
Stock Options
A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2023	33,721,774	$5.08	6.3
Exercised	(2,628,303)	$2.58
Granted	—	$—
Forfeited	(2,177,544)	$6.40
Balances at October 31, 2023	28,915,927	$5.21	5.6	$1,230
Vested and exercisable at October 31, 2023	24,413,069	$4.61	5.2	$1,230
As of October 31, 2023, total unrecognized compensation cost related to stock options was $17.9 million, which is expected to be recognized over a period of 1.7 years.

Restricted Stock Units
A summary of restricted stock unit (“RSU”) activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2023	16,972,601	$5.90
Vested	(6,122,563)	$5.38
Granted	21,728,642	$3.87
Forfeited	(4,469,305)	$4.95
Balances at October 31, 2023	28,109,375	$4.59
During the nine months ended October 31, 2023, the Company granted 21,728,642 RSUs, which generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.
Stock-based compensation expense recognized for RSUs during the three and nine months ended October 31, 2023 was $8.6 million and $29.2 million, respectively. Stock-based compensation expense recognized for RSUs during the three and nine months ended October 31, 2022 was $8.5 million and $26.2 million, respectively. As of October 31, 2023, total unrecognized compensation cost related to RSUs was $108.1 million, which is expected to be recognized over a period of approximately 3.0 years.
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
Stock-based compensation expense recognized for PSUs during the three and nine months ended October 31, 2023 was $0.3 million and $0.7 million, respectively. As of October 31, 2023, total unrecognized compensation cost related to PSUs was $0.2 million, which is expected to be recognized over a period of approximately 0.4 years.
Early Exercises of Stock Options
The Legacy Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. As of October 31, 2023, the Company had a $9.9 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 1,011,010.
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
No Earn-out Shares vested during the three and nine months ended October 31, 2023. As of October 31, 2023, there were 3,664,653 Earn-out Shares outstanding relating to Former Planet equity award holders.
During the three and nine months ended October 31, 2023, the Company recognized $0.4 million and $4.2 million of stock-based compensation expense related to the Earn-out Shares, respectively. During the three and nine months ended October 31, 2022, the Company recognized $6.3 million and $20.6 million of stock-based compensation expense related to the Earn-out Shares, respectively. As of October 31, 2023, there was no remaining unrecognized compensation cost related to the Earn-out Shares.

Other Stock-based Compensation
In connection with the acquisition of VanderSat B.V. (“VanderSat”) on December 13, 2021, the Company issued 543,391 shares of Class A common stock to an employee and former owner of VanderSat which are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. The shares vest in quarterly increments over two years commencing on December 13, 2021. During the three and nine months ended October 31, 2023, the Company recognized $0.6 million and $1.9 million of stock-based compensation expense related to these shares, respectively. During the three and nine months ended October 31, 2022, the Company recognized $0.6 million and $1.9 million of stock-based compensation expense related to these shares, respectively. As of October 31, 2023, unrecognized compensation cost related to these shares was $0.3 million. These costs are expected to be recognized over a period of approximately 0.2 years.

(14) Income Taxes
The Company recorded income tax expense of $0.4 million and $1.2 million for the three and nine months ended October 31, 2023. The Company recorded income tax expense of $0.4 million and $0.9 million for the three and nine months ended October 31, 2022. For the three and nine months ended October 31, 2023 and 2022, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three and nine months ended October 31, 2023 and 2022 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of the Company’s U.S. and foreign deferred tax assets and foreign rate differences.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. Gross unrecognized tax benefits were $8.1 million and $6.9 million as of October 31, 2023 and January 31, 2023, respectively. The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate due to the valuation allowance against the deferred tax assets. The Company determined that no accrual for interest and penalties was required as of October 31, 2023 and January 31, 2023 and no such expenses were incurred in the periods presented.
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(38,004)	$(40,236)	$(110,423)	$(124,125)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	284,197,733	267,947,661	277,252,951	266,104,962
Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.15)	$(0.40)	$(0.47)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of October 31,
	2023	2022
Warrants to purchase Class A common stock	1,065,594	1,065,594
Common stock options	28,915,927	36,046,089
Restricted Stock Units	28,109,375	16,373,800
Earn-out Shares	25,123,663	25,928,669
dMY Sponsor Earn-out Shares	862,500	862,500
Public Warrants	6,899,982	6,899,982
Private Placement Warrants	5,933,333	5,933,333
Early exercised common stock options, subject to future vesting	1,011,010	1,378,654
Shares issued in connection with acquisition, subject to future vesting	67,923	339,619
Total	97,989,307	94,828,240

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

We currently serve over 950 customers across large commercial and government verticals, including agriculture, mapping, forestry, finance and insurance, as well as federal, state, and local government bodies. Our products serve a variety of diverse customer needs. For example, our products have helped farmers make decisions that result in significant increases in their harvests, while using fewer resources, by timely alerting them to changes happening within their fields. Governments use our data to help deliver public services more effectively in disaster response. Mapping companies use our data to keep online maps up to date. Also, journalists and human rights organizations use our data to uncover and report the truth about events in hard-to-reach places.

Our proprietary data set and analytics are delivered pursuant to subscription and usage-based data licensing agreements and are accessed by our customers through our online platform and subscription APIs. We believe our efficient cost structure, one-to-many business model and differentiated data set have enabled us to grow our customer base across multiple vertical markets. As of October 31, 2023, our EoP Customer Count was 976 customers, which represented a 13% year-over-year growth when compared to October 31, 2022. Our EoP Customer Count has grown quarter-over-quarter for every quarter in the last three years. For a definition of EoP Customer Count see the section titled “Key Operational and Business Metrics.” Over 90% of our ACV Book of Business (as defined below) consists of annual or multi-year contracts. Our average contract length continues to be approximately two years, weighted on an annual contract value basis.

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
Recent Developments
Sinergise Acquisition
On March 26, 2023, the Company entered into an asset purchase agreement with Holding Sinergise d.o.o., a company existing under the laws of Slovenia (“Sinergise”), and its subsidiaries and certain shareholders of Sinergise, to acquire the cloud-based geo-spatial analysis products, platforms and solutions business from Sinergise. On August 4, 2023, we completed the acquisition. The acquisition date fair value of the consideration transferred was approximately $40.0 million, consisting of $7.5 million in cash, $21.6 million in the issuance of our Class A common stock and $10.8 million relating to liabilities for cash consideration placed into escrow.
The acquisition has been accounted for as a business combination and is expected to expand our data analysis platform and allow customers to extract insights from earth observation data more easily. Refer to Note 5 “Acquisition” to the condensed consolidated financial statements for further information regarding this transaction.
Headcount Reduction
In August 2023, we announced a plan to reduce our global headcount by approximately 10% of our total number of employees prior to the reduction (the “headcount reduction”). This action was taken to increase our focus on high priority growth opportunities and operational efficiency.

As a result of the headcount reduction, in the third quarter of the fiscal year ending 2024, we recognized $7.3 million of costs for one-time employee termination benefits consisting of severance and other employee costs. We also recognized a $1.5 million stock-based compensation benefit primarily related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards. The headcount reductions, including the remaining cash payments, are expected to be substantially complete by the end of the fiscal year ending January 31, 2024.
Continuing to Acquire New Customers
Attracting new customers is an important factor affecting our future growth and operating performance. We believe our ability to attract customers will be driven by our ability to continue to improve our data and offer software and analytic solutions that make our data easier to consume and integrate into our customers’ workflows, our success in offering new data sets and products to solve customer problems, increases in our global sales presence and increases in our marketing investments. As part of this strategy, we have recently made Planet’s data available through our Sentinel Hub self-service platform, which facilitates rapid user adoption, particularly by empowering users to access our solutions without formal sales interaction. We believe this serves as a natural entry point for some of our smaller accounts, enabling them to realize the value of Planet’s offerings, and leading to broader awareness of our solutions throughout their networks and organizations. We plan to continue investing in making our data more digestible and accessible to non-technical business users and to build solutions to address more use cases and expand our addressable market. As a result of this strategy, we anticipate our research and development expenditures will increase in the near term. In addition, to expand our reach with customers, we intend to partner with independent software vendors and solution providers who are building vertical market-specific solutions. While we have customers and partners today in many markets, we believe that our increased investment in developing software analytics solutions has the potential to accelerate the usage of our data and analytics across broader audiences. Additionally, the timing of securing new customer contracts, including when it occurs during the year and the length of the sales cycle, as well as the size of the contracts, can impact our operating performance.
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
ACV and EoP ACV Book of Business
In connection with the calculation of several of the key operational and business metrics we utilize, we calculate Annual Contract Value (“ACV”) for contracts of one year or greater as the total amount of value that a customer has contracted to pay for the most recent 12 month period for the contract, excluding customers that are exclusively Sentinel Hub self-service paying users. For short-term contracts (contracts less than 12 months), ACV is equal to total contract value.

We also calculate EoP ACV Book of Business in connection with the calculation of several of the key operational and business metrics we utilize. We define EoP ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts, excluding customers that are exclusively Sentinel Hub self-service paying users. Active contracts exclude any contract that has been canceled, expired prior to the last day of the period without renewing, or for any other reason is not expected to generate revenue in the subsequent period. For contracts ending on the last day of the period, the ACV is either updated to reflect the ACV of the renewed contract or, if the contract has not yet renewed or extended, the ACV is excluded from the EoP ACV Book of Business. We do not annualize short-term contracts in calculating our EoP ACV Book of Business. We calculate the ACV of usage-based contracts based on the committed contracted revenue or the revenue achieved on the usage-based contract in the prior 12-month period.
Net Dollar Retention Rate

	Nine Months Ended October 31,
	2023	2022
Net Dollar Retention Rate	104%	123%
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate decreased to 104% for the nine months ended October 31, 2023, as compared to 123% for the nine months ended October 31, 2022, primarily due to large government contract expansions in the prior nine months ended October 31, 2022 and the impact from delays in renewals and expansions of some government contracts and contractions of certain commercial contracts in the nine months ended October 31, 2023.

Net Dollar Retention Rate including Winbacks

	Nine Months Ended October 31,
	2023	2022
Net Dollar Retention Rate including Winbacks	105%	125%
We assess two metrics for net dollar retention—net retention excluding winbacks and including winbacks. A winback is a previously existing customer who was inactive at the start of the current fiscal year, but has reactivated during the current fiscal year. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks decreased to 105% for the nine months ended October 31, 2023, as compared to 125% for the nine months ended October 31, 2022, primarily due to large government contract expansions in the prior nine months ended October 31, 2022 and the impact from delays in renewals and expansions of some government contracts and contractions of certain commercial contracts in the nine months ended October 31, 2023.
EoP Customer Count

	As of October 31,
	2023	2022
EoP Customer Count	976	864
We define EoP Customer Count as the total count of all existing customers at the end of the period excluding customers that are exclusively Sentinel Hub self-service paying users. For EoP Customer Count, we define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. For EoP Customer Count, we do not include users that only utilize our self-service Sentinel Hub web based ordering system, which we acquired in August 2023, and which offers standard starter packages on a monthly or annual basis. We believe excluding these users from EoP Customer Count creates a more useful metric, as we view the Sentinel Hub starter packages as entry points for smaller accounts, leading to broader awareness of our solutions throughout their networks and organizations. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count increased to 976 as of October 31, 2023, as compared to 864 as of October 31, 2022. The increase was primarily attributable to the increased demand for our data.
Percent of Recurring ACV

	As of October 31,
	2023	2022
% Recurring ACV	94%	94%

Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts, excluding customers that are exclusively Sentinel Hub self-service paying users. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts (excluding customers that are exclusively Sentinel Hub self-service paying users) divided by the total dollar value of all contracts in our ACV Book of Business at a specific point in time. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV.
Capital Expenditures as a Percentage of Revenue

	Three Months Ended October 31,		Nine Months Ended October 31,
	2023	2022	2023	2022
Capital Expenditures as Percentage of Revenue	16%	6%	20%	8%
We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue increased to 16% and 20% for the three and nine months ended October 31, 2023, as compared to 6% and 8% for the three and nine months ended October 31, 2022. These increases were primarily attributable to an increase in capitalized labor and material related to the build of high resolution and medium resolution satellites.
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

Results of Operations
Three months ended October 31, 2023 compared to three months ended October 31, 2022
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Three Months Ended October 31,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Revenue	$55,380	$49,704	$5,676	11%
Cost of revenue	29,350	24,728	4,622	19%
Gross profit	26,030	24,976	1,054	4%
Operating expenses
Research and development	33,002	27,598	5,404	20%
Sales and marketing	20,774	19,383	1,391	7%
General and administrative	20,112	20,627	(515)	(2)%
Total operating expenses	73,888	67,608	6,280	9%
Loss from operations	(47,858)	(42,632)	(5,226)	12%
Interest income	3,445	2,853	592	21%
Change in fair value of warrant liabilities	6,833	(19)	6,852	*
Other income (expense), net	(69)	1	(70)	*
Total other income (expense), net	10,209	2,835	7,374	260%
Loss before provision for income taxes	(37,649)	(39,797)	2,148	(5)%
Provision for income taxes	355	439	(84)	(19)%
Net loss	$(38,004)	$(40,236)	$2,232	(6)%
*Percentage not meaningful
Revenue
Revenue increased $5.7 million, or 11%, to $55.4 million for the three months ended October 31, 2023 from $49.7 million for the three months ended October 31, 2022. The increase was primarily due to a $6.6 million increase from total customer growth worldwide, including new customers acquired from the Sinergise acquisition, which was partially offset by a $0.9 million reduction of existing customer contracts. EoP Customer Count increased approximately 13% to 976 as of October 31, 2023 from 864 as of October 31, 2022. The increase in revenue from new customers was primarily driven by growth in the Civil Government and Defense and Intelligence verticals.
Cost of Revenue
Cost of revenue increased $4.6 million, or 19%, to $29.4 million for the three months ended October 31, 2023, from $24.7 million for the three months ended October 31, 2022. The increase was primarily due to an increase in depreciation of $1.9 million. The increase in depreciation expense was primarily due to a $3.3 million increase resulting from a change in estimated useful lives for two high resolution satellites as described further below which was partially offset by a $1.4 million decrease resulting from a high resolution satellite that became fully depreciated during the fiscal year ended January 31, 2023. The increase was also partially due to a $1.4 million increase in hosting costs associated with an increase in archive data and growth in our customer base and a $1.2 million increase in employee related costs. The increase in employee-related costs was partially due to a $0.6 million one-time severance and termination benefits charge associated with the headcount reduction that we announced in August 2023.
In April 2023 and September 2023, additional information specific to two high resolution satellites became available indicating that the useful lives of the two satellites will be less than originally estimated. The changes in estimated useful lives for these satellites were accounted for prospectively, resulting in an increase of depreciation expense classified as cost of revenue of $3.3 million for the three months ended October 31, 2023. The change in estimate is expected to result in a $6.4 million increase in depreciation expense classified as cost of revenue for the fiscal year ended January 31, 2024.

Research and Development
Research and development expenses increased $5.4 million, or 20%, to $33.0 million for the three months ended October 31, 2023, from $27.6 million for the three months ended October 31, 2022. The increase was primarily due to a $6.8 million increase in employee related costs. The increase in employee-related costs was primarily due to increased headcount and a $3.3 million one-time severance and termination benefits charge associated with the headcount reduction. We also recorded a $1.9 million non-recurring expense related to transaction bonuses paid to Sinergise employees, which was allocated from the purchase consideration we paid in connection with the Sinergise acquisition. The increase was also partially due to a $0.6 million increase in software and maintenance expenses. These increases were partially offset by a $2.6 million increase in funding recognized for our research and development arrangements and a $2.3 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares.
Sales and Marketing
Sales and marketing expenses increased $1.4 million, or 7%, to $20.8 million, for the three months ended October 31, 2023, from $19.4 million for the three months ended October 31, 2022. The increase was primarily due to a $2.4 million increase in employee related costs, primarily due to a $1.9 million one time severance and termination benefits charge associated with the headcount reduction. The increase was also partially due to a $0.7 million increase in sales commissions expense. These increases were partially offset by a $1.6 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares, and a $0.3 million decrease in professional and consulting expenses.
General and Administrative
General and administrative expenses decreased $0.5 million, or 2%, to $20.1 million for the three months ended October 31, 2023, from $20.6 million for the three months ended October 31, 2022. The decrease was primarily due to a $2.6 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares, and a $0.6 million decrease related to directors and officers and other corporate insurance. These decreases were partially offset by a $2.4 million increase in employee related costs, primarily due to a $1.5 million one time severance and termination benefits charge associated with the headcount reduction.
Interest Income
Interest income increased $0.6 million to $3.4 million for the three months ended October 31, 2023, from $2.9 million for the three months ended October 31, 2022. The increase was primarily due to our short-term investment balances and an increase in interest rates.
Change in fair value of warrant liabilities
The change in fair value of warrant liabilities for both the three months ended October 31, 2023 and 2022 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock.
Other Income (Expense), net
Other income (expense), net for the three months ended October 31, 2023 and October 31, 2022, primarily reflects realized and unrealized foreign currency exchange gains and losses.
Provision for Income Taxes
Provision for income taxes was $0.4 million for both the three months ended October 31, 2023 and 2022. For the three months ended October 31, 2023 and 2022, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the three months ended October 31, 2023 and 2022 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

Nine months ended October 31, 2023 compared to nine months ended October 31, 2022
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Nine Months Ended October 31,		$	%
(in thousands, except percentages)	2023	2022	Change	Change
Revenue	$161,844	$138,281	$23,563	17%
Cost of revenue	81,375	73,333	8,042	11%
Gross profit	80,469	64,948	15,521	24%
Operating expenses
Research and development	87,929	79,085	8,844	11%
Sales and marketing	66,209	57,721	8,488	15%
General and administrative	62,161	61,128	1,033	2%
Total operating expenses	216,299	197,934	18,365	9%
Loss from operations	(135,830)	(132,986)	(2,844)	2%
Interest income	11,753	4,276	7,477	175%
Change in fair value of warrant liabilities	14,004	5,369	8,635	161%
Other income (expense), net	894	123	771	627%
Total other income (expense), net	26,651	9,768	16,883	173%
Loss before provision for income taxes	(109,179)	(123,218)	14,039	(11)%
Provision for income taxes	1,244	907	337	37%
Net loss	$(110,423)	$(124,125)	$13,702	(11)%
Revenue
Revenue increased $23.6 million, or 17%, to $161.8 million for the nine months ended October 31, 2023 from $138.3 million for the nine months ended October 31, 2022. The increase was primarily due to a $12.7 million increase from total customer growth worldwide, including new customers acquired from the Sinergise acquisition and net expansion of existing customer contracts of $10.9 million. EoP Customer Count increased approximately 13% to 976 as of October 31, 2023 from 864 as of October 31, 2022. The increase in revenue from new customers was primarily driven by growth in the Civil Government and Defense and Intelligence verticals.
Cost of Revenue
Cost of revenue increased $8.0 million, or 11%, to $81.4 million for the nine months ended October 31, 2023, from $73.3 million for the nine months ended October 31, 2022. The increase was primarily due to a $3.9 million increase in hosting costs associated with an increase in archive data and growth in our customer base and a $2.4 million increase in employee-related costs. The increase in employee-related costs was primarily due to increased headcount and partially due to a $0.6 million one time severance and termination benefits charge associated with the headcount reduction. The increase was also partially due to a $1.7 million increase in depreciation and amortization. The increase in depreciation expense was primarily due to a $5.8 million increase resulting from changes in estimated useful lives for two high resolution satellites in April 2023 and September 2023 as discussed further above, which was partially offset by a $4.1 million decrease resulting from a high resolution satellite that became fully depreciated during the fiscal year ended January 31, 2023. These increases were partially offset by a $1.1 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares.

Research and Development
Research and development expenses increased $8.8 million, or 11%, to $87.9 million for the nine months ended October 31, 2023, from $79.1 million for the nine months ended October 31, 2022. The increase was primarily due to an increase of $18.9 million in employee related costs, which was primarily due to increased headcount and partially due to a $3.3 million one-time severance and termination benefits charge associated with the headcount reduction. The increase was also partially due to a $1.9 million non-recurring expense related to transaction bonuses paid to Sinergise employees, which was allocated from the purchase consideration we paid in connection with the Sinergise acquisition. The increase was also partially due to an increase in contractor costs of $1.3 million to support various research and development initiatives, $1.2 million increase in depreciation associated with satellites classified as experimental, and $0.9 million increase in software and maintenance costs. These increases were partially offset by a $11.5 million increase in funding recognized for our research and development arrangements and a $6.1 million decrease in stock based compensation expense, which was primarily to a decline in expense related to earn-out shares.
In July 2023, projected costs related to certain of our research and development arrangements were revised down as a result of operational decisions. This change in estimate resulted in a $2.2 million cumulative increase of funding recognized for certain of our research and development arrangements for the nine months ended October 31, 2023.
Sales and Marketing
Sales and marketing expenses increased $8.5 million, or 15%, to $66.2 million, for the nine months ended October 31, 2023, from $57.7 million for the nine months ended October 31, 2022. The increase was primarily due to an increase of $7.7 million in employee related costs, which was primarily due to increased headcount and partially due to a $1.9 million one-time severance and termination benefits charge associated with the headcount reduction. The increase was also partially due to a $3.4 million increase in marketing expenses driven by increased events and a $1.7 million increase in sales commissions expense. These increases were partially offset by a $2.8 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares and a $1.9 million decrease in professional and consulting expenses.
General and Administrative
General and administrative expenses increased $1.0 million, or 2%, to $62.2 million for the nine months ended October 31, 2023, from $61.1 million for the nine months ended October 31, 2022. The increase was primarily due to an increase of $5.7 million in employee related costs, primarily as a result of increased headcount and partially due to a $1.5 million one-time severance and termination benefits charge associated with the headcount reduction. The increase was also partially due to a $0.9 million increase in rent costs related to new facility leases and a $0.8 million increase in legal fees, primarily due to our acquisition of Sinergise. These increases were partially offset by a $5.2 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares, and $1.1 decrease in depreciation and amortization, primarily related to our office facilities.
Interest Income
Interest income increased $7.5 million, to $11.8 million for the nine months ended October 31, 2023, from $4.3 million for the nine months ended October 31, 2022. The increase was primarily due to our short-term investment balances and an increase in interest rates.
Change in fair value of warrant liabilities
The change in fair value of warrant liabilities for both the nine months ended October 31, 2023 and 2022 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock.
Other Income (Expense), net
Other income (expense), net of $0.9 million for the nine months ended October 31, 2023 primarily reflects the recognition of an insurance claim recovery of $0.8 million associated with a high resolution satellite. Other income (expense), net of $0.1 million for the nine months ended October 31, 2022 primarily reflects realized and unrealized foreign currency exchange gains and losses.

Provision for Income Taxes
Provision for income taxes was $1.2 million and $0.9 million for the nine months ended October 31, 2023 and 2022, respectively. For the nine months ended October 31, 2023 and 2022, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the nine months ended October 31, 2023 and 2022 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
We define and calculate Non-GAAP Gross Profit as gross profit adjusted for stock-based compensation, amortization of acquired intangible assets classified as cost of revenue, restructuring costs, employee transaction bonuses in connection with the Sinergise business combination, and other expenses that are considered unrelated to our underlying business performance. We define Non-GAAP Gross Margin as Non-GAAP Gross Profit divided by revenue.

The table below reconciles our Gross Profit and Gross Margin (the most directly comparable U.S. GAAP measure) to Non-GAAP Gross Profit and Non-GAAP Gross Margin, for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except percentages)	2023	2022	2023	2022
Gross Profit	$26,030	$24,976	$80,469	$64,948
Cost of revenue—Stock-based compensation	888	1,317	2,855	3,992
Amortization of acquired intangible assets	796	366	1,674	1,163
Restructuring costs(1)	563	—	563	—
Employee transaction bonuses in connection with the Sinergise business combination(2)	267	—	267	—
Non-GAAP Gross Profit	$28,544	$26,659	$85,828	$70,103
Gross Margin	47%	50%	50%	47%
Non-GAAP Gross Margin	52%	54%	53%	51%
(1) As part of the headcount reduction plan announced in August 2023, we recognized $0.6 million of severance and other employee costs within cost of revenue for the three and nine months ended October 31, 2023. For the three and nine months ended October 31, 2023, the restructuring related stock-based compensation benefit recognized within cost of revenue of $0.1 million is included on its respective line item. Refer to Note 7 “Restructuring” to the condensed consolidated financial statements for further information.
(2) ) Certain employees of Sinergise, which became employees of Planet, were paid cash transaction bonuses in connection with the closing of the Sinergise acquisition. The cost of the transaction bonuses was allocated from the purchase consideration we paid for the acquisition. Refer to Note 5 “Acquisition” to the condensed consolidated financial statements for further information.
Adjusted EBITDA
We define and calculate Adjusted EBITDA as net income (loss) before the impact of interest income and expense, income tax expense and depreciation and amortization, and further adjusted for the following items: stock-based compensation, change in fair value of warrant liabilities, gain or loss on the extinguishment of debt and non-operating income, expenses such as foreign currency exchange gain or loss, restructuring costs, employee transaction bonuses in connection with the Sinergise business combination, and other expenses that are considered unrelated to our underlying business performance.

The table below reconciles our net loss (the most directly comparable U.S. GAAP measure) to Adjusted EBITDA for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2023	2022	2023	2022
Net loss	$(38,004)	$(40,236)	$(110,423)	$(124,125)
Interest income	(3,445)	(2,853)	(11,753)	(4,276)
Income tax provision	355	439	1,244	907
Depreciation and amortization	13,625	10,785	36,033	33,997
Change in fair value of warrant liabilities	(6,833)	19	(14,004)	(5,369)
Stock-based compensation	12,598	19,438	44,611	59,841
Restructuring costs(1)	7,341	—	7,341	—
Employee transaction bonuses in connection with the Sinergise business combination(2)	2,317	—	2,317	—
Other (income) expense, net	69	(1)	(894)	(123)
Adjusted EBITDA	$(11,977)	$(12,409)	$(45,528)	$(39,148)
(1) As part of the headcount reduction plan announced in August 2023, we recognized $7.3 million of severance and other employee costs for the three and nine months ended October 31, 2023. For the three and nine months ended October 31, 2023, the restructuring related stock-based compensation benefit of $1.5 million is included on its respective line item. Refer to Note 7 “Restructuring” to the condensed consolidated financial statements for further information.
(2) Certain employees of Sinergise, which became employees of Planet, were paid cash transaction bonuses in connection with the closing of the Sinergise acquisition. The cost of the transaction bonuses was allocated from the purchase consideration we paid for the acquisition. Refer to Note 5 “Acquisition” to the condensed consolidated financial statements for further information.
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

As of October 31, 2023 and January 31, 2023, we had $101.5 million and $181.9 million, respectively, in cash and cash equivalents. Additionally, as of October 31, 2023 and January 31, 2023, we had short-term investments of $213.3 million and $226.9 million, respectively, which are highly liquid in nature and available for current operations. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.

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

As of October 31, 2023, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, purchase commitments for future satellite launch services, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 8, 10, and 12 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these cash requirements.

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

	Nine Months Ended October 31,
(in thousands)	2023	2022
Net cash provided by (used in)
Operating activities	$(43,874)	$(59,118)
Investing activities	$(24,032)	$(237,478)
Financing activities	$(357)	$6,377
Net cash used in operating activities
Net cash used in operating activities for the nine months ended October 31, 2023, primarily consisted of the net loss of $110.4 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation expense of $44.6 million and depreciation and amortization expense of $36.0 million, which were partially offset by a change in fair value of warrant liabilities of $14.0 million. The net change in operating assets and liabilities primarily consisted of a $19.6 million increase in deferred revenue and a $9.5 million decrease in prepaid expenses and other assets, which were partially offset by a $20.7 million decrease in accounts payable, accrued and other liabilities, and a $3.9 million increase in accounts receivable.
Net cash used in operating activities for the nine months ended October 31, 2022, primarily consisted of the net loss of $124.1 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included depreciation and amortization expense of $34.0 million and stock-based compensation expense of $59.8 million, which was offset by a change in fair value of warrant liabilities of $5.4 million. The net change in operating assets and liabilities primarily consisted of a $19.4 million decrease in deferred revenue, a $8.6 million decrease in accounts payable, accrued and other liabilities and a $9.5 million increase in prepaid expenses and other assets, which was offset by a $15.2 million decrease in accounts receivable.

Net cash used in investing activities
Net cash used in investing activities for the nine months ended October 31, 2023, primarily consisted of purchases of available-for-sale securities of $166.2 million, purchases of property and equipment of $29.1 million, and $7.5 million of consideration paid related to the acquisition of Sinergise, which were partially offset by maturities of available-for-sale securities of $142.9 million and sales of available-for-sale securities of $40.1 million.
Net cash used in investing activities for the nine months ended October 31, 2022, primarily consisted of purchases of property and equipment of $9.0 million, capitalized internal-use software costs of $1.7 million and purchases of available-for-sale securities of $239.3 million, partially offset by maturities of available-for-sale securities of $13.0 million.
Net cash provided by (used in) financing activities
Net cash used in financing activities for the nine months ended October 31, 2023, consisted of payment of tax withholding obligations for vesting of restricted stock units of $7.1 million, which was partially offset by proceeds from the exercise of common stock options of $6.8 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2023 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

On March 26, 2023, we entered into an asset purchase agreement with Sinergise, and its subsidiaries and certain shareholders of Sinergise, to acquire from Sinergise its cloud-based geo-spatial analysis products, platforms and solutions business. During the three months ended October 31, 2023, we completed the acquisition and issued 6,745,438 shares of our Class A common stock to Sinergise as partial consideration for the acquisition.

The issuance of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

Issuer Purchases of Equity Securities

None, other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Planet Labs PBC Executive Severance Plan

On December 6, 2023, the Company’s board of directors adopted the Planet Labs PBC Executive Severance Plan (the “Plan”). As of the same date, the Company’s board of directors selected certain Company employees (each, a “Participant”), including each of the Company’s Section 16 officers, to participate in the Plan, subject to execution of a participation notice thereunder.

The Plan provides that, if a Participant’s employment is terminated by the Company without “cause” or by the Participant for “good reason” (each as defined in the Plan), the Participant is eligible to receive: (i) continued payment of base salary for twelve months (for the Company’s Chief Executive Officer (“CEO”) only) or nine months following termination; (ii) a pro-rated annual bonus for the fiscal year of termination (based on actual performance), less any annual bonus for such fiscal year paid prior to termination, payable in installments over twelve months (for the CEO only) or nine months following termination; and (iii) Company-subsidized group health continuation coverage for up to twelve months (for the CEO only) or nine months following termination.

If the Participant’s termination without “cause” or for “good reason” occurs within three months prior to or within twelve months after a change in control, the Participant is eligible to receive (in lieu of the severance described above): (i) a lump-sum amount equal to eighteen months’ (for the CEO only) or twelve months’ base salary; (ii) a pro-rated target annual bonus for the fiscal year of termination, less any annual bonus for such fiscal year paid prior to termination; (iii) a lump-sum amount equal to 150% (for the CEO only) or 100% of the Participant’s target annual bonus; (iv) Company-subsidized group health continuation coverage for up to eighteen months (for the CEO only) or twelve months following termination; and (v) full vesting of outstanding equity-based awards.

Receipt of any severance payments and benefits under the Plan is subject to the applicable Participant’s continued compliance with applicable restrictive covenants and execution of an effective release of claims in favor of the Company. The Plan also includes an Internal Revenue Code Section 280G “best pay” provision, pursuant to which any payments or benefits under the Plan or otherwise that would be subject to an excise tax under Internal Revenue Code Section 4999 will be reduced if such reduction would result in a greater net after-tax benefit to the Participant than receiving the full payments or benefits.

The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to the full text of the Plan and related form of participation notice, which are filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and are incorporated herein by reference.

Securities Trading Plans of Directors and Executive Officers

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit	Description

10.1	Planet Labs PBC Executive Severance Plan and Participation Notice

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 8, 2023

PLANET LABS PBC

By:	/s/ Ashley Johnson
Ashley Johnson
Chief Financial and Operating Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)