Form 10-K
period 2024-01-31
Planet Labs PBC
filed 2024-03-29
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If the securities are registered pursuant to Section 12(b) of the Act, indicated by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, was $835,523,242 based upon the closing price of the registrant’s Class A common stock on such date on the New York Stock Exchange.

The registrant had 269,462,599 outstanding shares of Class A common stock and 21,157,586 outstanding shares of Class B common stock, as of March 21, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of January 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Unless the context otherwise requires, the “Company”, “Planet”, “we,” “our,” “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (the “Form 10-K” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Factors that may impact such forward-looking statements include:

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

The foregoing list may not contain all of the forward-looking statements made in this Form 10-K. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future events and their potential effects on Planet. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors, including those described in the “Risk Factors” section of this Form 10-K, as well as the other documents filed by us from time to time with the U.S. Securities and Exchange Commission (“SEC”). We operate in a rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-K. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements contained in this Form 10-K are based on information available to us at the time of filing of this Form 10-K and relate only to events as of the date on which the statements are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Item 1. Business

Overview

Planet’s mission is to use space to help life on Earth, by imaging the world every day and making global change visible, accessible, and actionable.

What: We image the Earth every day at medium- and high-resolution. We collect this powerful data set from the hundreds of satellites we have in orbit, making our fleet the largest fleet of Earth observation satellites in history, which we design, build, and operate. We have collected over 2,700 images on average for every point on Earth’s landmass, creating a non-replicable historical archive for analytics, machine learning, and insights.

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

Who: We currently serve customers across large commercial and government verticals, including agriculture, mapping, energy, forestry, finance and insurance, as well as federal, civil, state, and local governments. Our customers in government and commercial markets, leverage our product capabilities to monitor and manage global change over broad areas to take action.

How: Our customers can embed our Earth data and change detection capabilities into their workflows to better inform their decision-making processes. Our historical archive of global, daily imagery data enables back-testing of predictive analytics, which is particularly relevant for time-series forecasting, an important area in machine learning.

We generate revenue primarily by selling licenses to our data and analytics to customers over a cloud-based platform via fixed price subscription and usage-based contracts. Most of our revenue is recurring in nature. We use a “one-to-many” data subscription model, as each image we capture can be sold and leveraged for analytics an unlimited number of times. We believe this is different from legacy Earth observation providers that sell individual images exclusively to a single customer.

Public Benefit: Our business model is aligned with our mission and public benefit purpose: to accelerate humanity toward a more sustainable, secure and prosperous world by illuminating environmental and social change. We are dedicated to the continuous pursuit of creating an unbiased, scientifically accurate, and trusted source of data about the changing planet.

Industry Overview

For decades, legacy commercial satellite data providers and governments captured Earth imagery via large high-cost satellites that took years to design and manufacture and resulted in complex data sets that only governments and large enterprises could afford or interpret. In the last decade or so, a global increase in space investment has resulted in lower average launch costs, technological innovations in electronics, new market entrants, and product-driven entrepreneurial companies leveraging the commoditization of cloud computing to grow data platform businesses.

In addition to the increasing call for global peace and security, we believe two global economic shifts are fueling a need for a greater volume of and more rapidly delivered Earth observation data: the digital transformation and sustainability transformation of the global economy. We believe we can capitalize on these economic shifts by providing valuable Earth data that businesses and governments can utilize to better measure and monitor change in physical assets, and facilitate and accelerate these transformations.

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

Our Opportunity

Our founding team built Planet on the concept of agile aerospace methodology. This has enabled us to leverage parallel innovations in AI, computing, and cloud-based storage to house and analyze a distinctive data set of daily Earth changes, and to build market-leading tools to help customers and partners extract value. This has also enabled major improvements to the cost-performance of satellite manufacturing, ground stations, and mission operations.

We believe we are well-positioned to help power the digital and sustainability transformations with our extensive Earth data set and robust analytic capabilities which are optimized to measure ongoing activity and its environment all delivered through our cloud-native platform. By providing this analytic ready data to our partner ecosystem as well as our end customers, we believe we can expand the use cases we can address across industries at scale. We believe globally consistent and reliable satellite imagery data is a critical component that can fuel the impact of these economic transitions in every major vertical sector.

We believe enabling major industries to make data-driven decisions by simplifying access to remote sensing data is central to the transition of the existing geospatial sector and creates a large market opportunity to advance the digital transformation and sustainability trends in society, business, and in the public sector. We see market opportunities in industries including:

Agriculture: Our data can enable precision agriculture, harvest planning, directed scouting, crop monitoring, sustainable agricultural monitoring, irrigation and pasture management, and soil and moisture management.

Civil Government: Our data can enable forest health monitoring, agriculture monitoring and food security, protection of biodiversity, ecosystems and parks, water conservation and efficiency, permitting and code enforcement, disaster management, geo-mapping, and smart city planning.

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

Sustainability Monitoring and Supply Chain: We see sustainability and ESG-related regulations, risk assessments, consumer expectations, and brand reputation pressures as significant factors requiring companies to identify, monitor, track and publish sustainability targets and related infrastructure. Other significant drivers of this opportunity may include carbon footprint management and air and water pollution monitoring.

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

Forestry: We believe there are also opportunities in commercial forest management and disease and pest monitoring, as well as the use of geo-mapping data required to monitor change.

Our Operations

Our Fleet: We continue to iterate our satellites and operations for optimal efficiency and function, using our own production capabilities, as well as third-party suppliers and subcontractors. Information about risks related to our satellite operations appears in the “Risk Factors” section of this report.

Sales: Our global sales organization operates directly and indirectly via our extensive network of hundreds of partners around the world. Our partner network consists of solution providers, OEM platform partners, systems integrators and GIS companies that broaden the earth data ecosystem and have deep expertise in building last-mile industry solutions using satellite imagery and geospatial data. Our partner ecosystem bolsters our global presence with regional and domain-specific expertise, as well as expands our market access to more industries, geographies and users.

In addition, our sales organization includes industry account and channel sales representatives as well as dedicated customer success and technology support teams. Key responsibilities for our sales organization include acquiring new customers, maintaining relationships and expanding business with our existing customers, and ensuring contract renewals. At the center of our team’s philosophy is a strong customer and market feedback loop between our sales organization, customer success, and product development teams, which we believe helps to inform our technology roadmap and better serve our customers.

We work closely with our customers and partners to enable our customers’ early success, both from an account management and technical management perspective, with the goal of driving deeper adoption of our platform by our customers (for example, through additional users, area coverage, and advanced software analytics capabilities).

Marketing: Our marketing team utilizes a multi-channel approach to develop and increase our brand awareness and position to communicate the value of our differentiated offering, and to develop engaging outbound demand-generation campaigns.

We utilize an end-to-end buyer’s journey approach to develop awareness and lead-generation activities that engage and nurture prospective customers and expand opportunities within our existing base of customers. The team drives our overall market positioning and messaging across our key audiences and vertical markets, as well as provides strategic go-to-market assessments of use cases that emerge from new and existing competitors that are part of the market landscape. Our communications team also works with targeted influencers and media outlets to drive interest and thought leadership through earned and owned media channels, including blogs, social media, and video.

Research and Development: Our research and development (“R&D”) team consists of software and hardware R&D for product discovery, technology incubation, and go-to-market planning. Our R&D teams are increasingly focused on leveraging the rapid development in AI, machine learning, and the evolving information technology architecture for massively distributed data collection, storage, and analysis. Our R&D function also manages our investments in our agile space missions, including advancing core spacecraft technologies, automated mission operations for our satellite fleet and ground stations, payload prototypes and development, and engineering operations to drive potential scale efficiencies. Our R&D team at Planet is also responsible for developing and innovating our proprietary technology platform.

We continue to invest in R&D, particularly as it relates to building software solutions on top of our data to help make our platform more accessible to a wider range of customers and partners, as well as innovating our space technology to capture valuable and differentiated data sets.

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

We believe making powerful satellites in small packages has enabled us to launch many more satellites than our nearest competitor. It enables us to design missions that were unheard of until recently, such as our daily data set delivered via our satellite fleet. It has further allowed us to rapidly innovate — resulting in more and better data for our customers, as compared with historical data satellite services. We believe this model helps to drive the expansion of our platform and customer base and inform what future data sets to collect, creating a virtuous cycle. We also believe it enables us to quickly address emerging market requirements ahead of other providers.

Proprietary Big Data: Our technology is designed to put the power of knowledge about the Earth into the hands of more people. Our aerospace innovation has enabled us to maintain the world’s largest fleet of imaging satellites in history, with the capability to image the world every day. This has enabled us to generate a proprietary, vast data archive that grows daily.

With our fleet of satellites, we are able to collect unique and proprietary global data every day and high-resolution data of a specified location several times per day with agile tasking. Once the raw data is collected, our data pipeline leverages machine learning and AI capabilities married with remote sensing science to automate the data processing and produce analytics-ready, Earth data.

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

Our fleet of satellites enables us to provide proprietary data solutions, including: (1) Planet Monitoring, (2) Planet Tasking, and (3) Derived Products. Descriptions of each follow.

Planet Monitoring: Our satellites work together to create an always-online scanner for the planet with the goal to image the Earth every day at a resolution (Ground Sampling Distance, “GSD”) of up to 3.5 meters. This allows our customers to monitor any areas of interest, discover trends, identify changes and gain timely insights — and is the backbone to our one-to-many business model. We also combine Planet Monitoring with other scientific-grade radiometric data from public satellite data programs, including NASA/USGS-Landsat and ESA/EU Copernicus, to provide customers with a stream of consistent Earth data, using a predictive algorithm to fill gaps and remove clouds, the result of which enables valuable time-series analyses. This pre-processing and data harmonization often eliminates the need for additional processing before a customer can run advanced analytics on the data, which helps make satellite imagery analysis easier and practical for a wider audience.

Planet Tasking: With high-resolution satellites in orbit and our rapid revisit capability, we can capture a specified location several times per day to achieve a resolution (Ground Sampling Distance, “GSD”) of up to 50 centimeters after processing.. The agile tasking satellites, all powered by an application programming interface (“API”), can perform multiple imaging modes, including points, long strips, stereo collects, and video.

Derived Products: Our automated, cloud-native platform processes and manages our proprietary data catalog and extracts useful information to deliver to our customers and partners. They include our Analytics products, which leverage computer vision to detect objects and highlight attention on certain occurrences, and our Planetary Variables, which provide measurements of key phenomena occurring on the Earth’s surface. Some of our derived products leverage data from third party sources, such as those produced by the government-operated fleets like Sentinel and LandSat, which enhance the value of our derived products. We aim to continuously acquire, integrate and partner with new capabilities and tools, thereby improving the user experience of our platform as well as providing tools that simplify the use of earth observation data. Essentially, we believe enhanced derived product solutions can speed up the mission utility and business value for our customers and partners.

Through our platform and analytics products, we offer customers a variety of capabilities, including the following:

(1)Planet APIs: We provide APIs for hosting, analyzing, and streaming our satellite data archive, including data from government-operated fleets like LandSat and Sentinel. With Planet APIs, developers can quickly and efficiently do raster and statistical analysis, and stream the results into GIS software. Many customers use Planet data and APIs to power web applications and large data pipelines.

(2)Planet Apps: We have developed proprietary web applications that make it easy to work with our geospatial data. These applications enable customers to order through our platform, perform real-time image correction, monitor areas for change over time, work with analytics, and create and store easy-to-use artifacts. Given the high volume and quality of our imagery and historical archive, these tools provide an optimal platform to access our data.

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

(4)Analytics: We have built automated, cloud-native, global-scale analytics on top of our data set and made them accessible by APIs and web applications. Our analytic feeds use the latest AI and machine learning techniques for a broad range of land-classification, object-detection, and automated change detection capabilities, from road and building detection, ships, planes, oil well pads, and more.

(5)Planetary Variables: We produce and offer Planetary Variables by combining observations from Planet’s satellites and broader observations from a range of public satellite constellations. Our goal with these products is to capture and quantify the changes in dynamic systems such as soil water content, land surface temperature and vegetation biomass and forest structure, and render that information to the people on the ground tasked with making decisions.

Our Customers

Our customers may subscribe to daily data feeds covering their areas of interest. Prior to Planet, specially trained technical imagery analysts typically had to hand-process satellite data that was months out-of-date. We are able to deliver powerful capabilities including both data and analytics directly to customer and partner workflows daily through automated interfaces.

We are committed to building deep relationships with our customers by providing easy access to critical geospatial data and analytics in an increasingly consumable format. In addition, with our subscription services and data products, customers can monitor and detect changes and create insights that can help drive timely decision-making, and improve operational efficiency, resource allocation, and risk assessment and mitigation.

We have a proven record of building customer relationships, with over 1,000 customers across the globe, including leading agriculture, mapping, energy, forestry, finance and insurance companies, and government agencies.
Our performance is subject to a number of variables, and as such, we cannot assure you that our results will continue in the same trajectory as our historical results, nor can we assure you that our results will be indicative of our future performance. For more details, please read the section entitled “Risk Factors.”

Our Competitive Position

We believe we have a differentiated offering, offering high-cadence imaging of the whole Earth’s landmass, a scalable business model enabled by a one-to-many use of imagery and the industry experience that sets us apart from our competitors.

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

Differentiated Offering: We believe our offerings set us apart from other companies in the geospatial data industry. We combine our daily scanning capabilities, which enable broad area monitoring at a significant scale, with our complimentary high-resolution satellites, which customers can task to capture a higher resolution image of specific areas of interest. Additionally, we believe our archive of historical Earth data and analytics capabilities also set us apart from our competitors, allowing us to speed up the mission utility and business value for our customers and partners.

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

Industry Experience: We were one of the earliest next generation commercial geospatial companies, and we believe our agile aerospace innovations and fully operational fleet of Earth-imaging satellites have put us years ahead of the competition. We have hundreds of satellites in orbit as well as a comprehensive platform for data processing, delivery and image data integration to enable customers to realize value from our satellite data. As a result, we believe we have higher operational efficiency, more extensive proprietary historical data sets, economies of scale in data storage and processing, and proven execution by our global sales organization. With a strong first-mover advantage through our daily earth scans, we believe we are well positioned to capture this market and continue innovating ahead of emerging players.

In addition, our management team has deep technical expertise in scaling software, data, and space technology and extensive experience operating and leading companies and a strong track-record of building market making businesses.

Our Growth Strategy

We seek to unlock and maximize the value of our data for organizations globally by making it easier to use and consume by more users: from data scientists to analysts, policy makers, and decision makers — by integrating critical geospatial data directly into their own workflows and analytic models and to drive favorable outcomes. Key elements of our growth strategy include:

Scaling in Existing Verticals: We plan to invest in sales, marketing, and software solutions to expand within our existing customer base and further penetrate vertical markets in which end users are early adopters of geospatial data, such as civil government, agriculture, and defense and intelligence.

Expansion into New Verticals and Applications: We plan to invest in our offerings to make our data more actionable and accessible to a larger group of customers and users, including non-geospatial experts such as data and business analysts in government and commercial organizations. We believe this will help us address use cases in key emerging markets such as energy, infrastructure, finance, insurance, and consumer packaged goods. We also intend to partner with companies building vertical market solutions, such as independent software vendors, as well as business intelligence and analytics providers. While we have customers and partners today in many of these verticals, we believe enhancing our data to meet their needs has the potential to accelerate the proliferation of our data and analytics usage across more end users. Additionally, we currently have multiple partners with solutions that rapidly generate insights for customers using our proprietary data and AI technology. Their capabilities include training models on our proprietary data to find any object of interest to a user over broad areas of land or sea. We believe recent and ongoing advancements in AI will support making our datasets more accessible to customers and users across new and existing verticals by speeding customer time to value through these capabilities.

Continued Investment in Data Products: We plan to scale and expand our existing products, as well as add new solutions, by building on our machine learning and computer vision capabilities with remote sensing techniques to fuse multiple data sources. These products allow our customers to consume simple, actionable time-series data within their existing workflows. We intend to create many of these key data sets internally, as well as in collaboration with our partners who have deep vertical expertise.

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

Strategic Acquisitions: We have made strategic acquisitions, including the acquisition of the BlackBridge group of companies in September 2015, the Terra Bella business from Google in April 2017, Boundless Spatial, Inc. (“Boundless Spatial”) in March 2019, VanderSat B.V. (“VanderSat”) in December 2021, Salo Sciences, Inc. (“Salo Sciences”) in January 2023, and Holding Sinergise d.o.o. (“Sinergise”) in August 2023. We continue to evaluate opportunities to make acquisitions that can accelerate our growth strategies and complement our existing product offerings.

Our Competition

Competition in Satellite Imagery: We see the satellite imagery industry as mainly divided between incumbents, such as Airbus and Maxar, and next generation players, such as BlackSky, Satellogic, and CG Satellite. Incumbents have typically hosted a limited number of active satellites which operate on a one-to-one tasking system. These satellites are typically very high cost with very high resolution, primarily serving national governments and other traditional satellite imagery industries.

Next generation satellite imagery companies have developed satellites that are lower cost and smaller in size, and have a stated ambition to increase the presence of their fleets within Earth’s orbit.

Competition in Data Analytics: We also compete and see co-opetition with some data analytics platforms that use geospatial data from a variety of sources to provide analytics services to their customers. Many data analytics providers rely on partnerships with satellite imagery companies in order to source the data necessary to run their analytics platforms. We partner with a number of these companies to provide data for their platforms for certain use cases while also providing analytical tools and services directly to our own customers. We believe these relationships are advantageous to us over the long-term, as they enable new opportunities.

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

To serve these goals, we operate as a Delaware public benefit corporation. Our mission and business model are tightly aligned with our public benefit purpose, which is to accelerate humanity toward a more sustainable, secure, and prosperous world by illuminating environmental and social change. We believe that the most impactful and profitable way to build our business is to ensure that this public benefit remains at the core of our company’s DNA in perpetuity — informing and driving what we create for planet Earth and all its inhabitants.

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

As of January 31, 2024, we had a total of approximately 1180 employees, including approximately 1020 full time employees, working across 27 countries worldwide. None of our employees are represented by a labor union, though in some countries our employees may be subject to industry-wide collective bargaining agreements as a matter of law. We have not had any work stoppages and consider our relations with our employees to be good.

Well-being

One of our top priorities is to maintain the health and well-being of our employees and their families. To achieve this goal, we offer robust and comprehensive health, welfare and retirement benefits for our employees, including medical, dental, vision, flexible spending accounts (FSA) and health savings accounts (HSA), life insurance, short- and long-term disability, paid time off, various voluntary programs, parental assistance, tuition and work from home reimbursements, a robust employee assistance program (EAP) and a 401(k) retirement plan. We also conduct employee satisfaction surveys at least annually, in addition to feedback cycles.

Many of our employees work remotely and we have adopted internal policies around flexibility, work from home expenses, and extra time off. To encourage flexible working and better work-life balance, we maintain a soft-closing policy during certain times of the year, and have adopted a “flex-Friday” policy which gives all of our employees one extra Friday off almost every month. We also conduct virtual meditation and yoga classes and other well-being programs throughout the year.

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

Seasonality

Various factors can affect the distribution of our revenue between reporting periods, including factors affecting customer behavior, buying patterns and usage-based contracts. For example, we have experienced, and expect to continue to experience fluctuations in our operating results due to the timing of contract awards and renewals and the timing of global events that may increase customer usage of our data services such as weather changes, natural disasters or other global events, or when commodity prices are at certain levels.

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

Corporate Information

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

Risks Related to Our Business and Industry
•our limited operating history;
•our history of losses and uncertainty about future profitability;

•the evolution of the markets for our products;
•our ability to compete effectively in intensely competitive markets;
•our ability to attract new customers in a cost-effective manner;
•our ability to manage our international operations;
•our ability to successfully produce, launch, commission, operate and maintain our satellites and related infrastructure;
•the impact of satellite and infrastructural related failures;
•our ability to develop new products and enhancements that achieve market acceptance;
•our reliance on contracts with large enterprises and U.S. and foreign governmental entities;
•the impact of disruptions in the U.S. government’s operations and funding;
•our partial dependency on partnerships and resellers of our imagery;
•the impact of macroeconomic and geopolitical uncertainties;
•our reliance on a limited number of suppliers and our ability to establish new supply relationships;
•our ability to price our products and services effectively;
•our ability to hire, integrate and retain highly skilled personnel;
•the effectiveness of actions to develop and expand our sales and marketing capabilities;
•issues in the use of AI in our business;
•the impact of climate change;

Risks Related to Our Cyber Security, Data Privacy and Intellectual Property
•our or our third-party service providers ability to protect against cybersecurity related attacks;
•our ability to protect our intellectual property;
•any legal proceedings or claims against us relating to our intellectual property;
•our use of open source software;
•our use of data relating to individuals;
•our policies regarding customer confidential information;

Risks Related to Financial, Accounting, and Tax Matters
•our ability to raise capital;
•changes in tax rules and regulations;
•our ability to use our net operating losses;
•the accuracy of our key metrics, and assumptions and estimates used to calculate them;
•changes in accounting standards that may cause adverse financial reporting fluctuations;
•the accuracy of our estimates and judgments related to our critical accounting policies;
•changes in our investment portfolio;
•exposure to foreign currency exchange rate fluctuations;

Risks Related to Legal and Regulatory Matters
•our ability to operate in a highly regulated industry;
•our ability to comply with the National Industrial Security Program Operating Manual;
•our ability to comply with anti-corruption, anti-bribery, anti-money laundering, and similar laws;
•international trade and governmental export and import controls and economic sanctions programs imposing obligations on our business;
•failure to comply with governmental laws and regulations;

Additional Risks Related to Ownership of Our Securities and Operating as a Public Company
•volatility of the trading price of our securities;
•the multi-class structure of our common stock;
•securities or industry analysts changing their recommendations regarding our common stock;
•anti-takeover provisions contained in our governing documents and the exclusive forum provision in our bylaws; and
•our focus on a specific public benefit purpose.

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

Further, in future periods, our revenue growth could slow or our revenue could decline for a number of reasons, including slowing demand for our platform, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described below. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our business, operating results and financial condition could differ materially from our expectations, and our business could suffer.

We have a history of operating losses, and we intend to continue to invest in our business. As a result, we may not achieve or sustain profitability.

We generated net losses of $140.5 million, $162.0 million and $137.1 million for our fiscal years ended January 31, 2024, 2023 and 2022, respectively. As of January 31, 2024, we had an accumulated deficit of $1,079.8 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will generate enough revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also intend to continue to invest in our business, including with respect to the development of our platform and satellites, and general administration, including, legal, finance and other compliance expenses related to our business. Increased expenses associated with these activities could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, launch additional satellites, expand our data analytics capabilities, increase our sales force to enter into new verticals, and expand use cases and integrations, amongst other things, and to consider strategic acquisitions, which may cause us to incur significant acquisition costs. We will also face increased compliance costs associated with growth, the expansion of our customer base, and operation as a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business may significantly decrease.

If the market for our products and services fails to grow as we expect or takes longer than we expect to grow, or if our current customers or prospective customers fail to adopt our platform, our business, financial condition and results of operations could be harmed.

The market for satellite imagery and related analytics products and services, in particular, continues to evolve, and the market for our data may not be as significant as we expect. Further, the number of customers that we believe may be interested in our analytics products and services may be less than we anticipate. We cannot be sure that we will be able to convert interest in our analytics products and services into sales, that these markets will continue to grow or, even if they do grow, that businesses will adopt our platform. Our future success will depend in large part on our ability to further penetrate the existing market for Earth imaging and related data analytics. Our ability to further penetrate this market depends on a number of factors, including the cost, performance, and perceived value associated with our platform and our proprietary data. We have spent, and intend to keep spending, considerable resources to educate potential customers about analytics products and services in general and our platform in particular. However, we cannot be sure that these expenditures will help our platform achieve any additional market acceptance. In addition, it may take substantial time, potentially longer than we initially forecast or anticipate, to bring on new customers or for existing customers to purchase new products or offerings we may have. Furthermore, potential customers could have made significant investments in alternative platforms or services, or may not be persuaded that our proprietary data is needed for their business or operations. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our platform, our business, operating results, and financial condition could be adversely affected.

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

We may fail to convert or retain customers if competitors to our platform are able to develop a superior offering or if they are able to offer a similar offering at a lower price point, including an offering that allows for use of other data to achieve similar methodological results. Many of our current and potential competitors have significantly greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. For example, if our competitors are able to build a competing fleet of satellites that is larger than our fleet, a potential that is heightened by the fact that we may keep our fleet at its current size for the near term, or that has greater capabilities than our fleet, we may be unable to attract or retain customers. These competitors may also engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger customer bases than we have. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. Also, our competitors may have long-established relationships as preferred providers with various commercial entities and governments in our markets. These factors could attract customers away from our services and reduce our market share, which would adversely affect our business, financial condition, and results of operations.

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

The U.S. government, European Commission, and other governments have developed, constructed, launched and begun to operate their own imagery satellites, and may further enhance such imagery satellites, which could reduce their need to rely on commercial suppliers. In addition, such governments could sell or provide free of charge Earth imagery from their satellites in the commercial market and thereby compete with our imagery products and services, as the United States does today by providing free access to Earth imagery through Landsat and MODIS, and the European Commission does with the Copernicus program and the Sentinel satellites. Also, governments may at times make our imagery freely available for humanitarian purposes, which could impair our revenue growth with non-governmental organizations. These governments could also subsidize the development, launch and operation of imagery satellites by our current or future competitors. Such increased competition from these government entities could materially adversely affect our business, financial condition, and results of operations.

Further, other governments may also subsidize our competitors to compete with us and other companies and encourage them to undercut prices, including the prices we offer for our data. Our competitors or potential competitors with greater resources than ours could, in the future, offer satellite-based imagery or other products and services with more attractive features than our products and services. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites could negatively affect our marketing efforts. In addition, the increase in launch vehicle development along with frequent and routine transport access to space, as well as the new fleets of communication satellites from companies such as SpaceX, OneWeb and Amazon/Kuiper, may lower barriers to entry and further increase risk of competition.

If competitors develop and launch satellites or other imagery content sources with more advanced capabilities and technologies than ours, or offer services at lower prices than ours, our business and results of operations could be harmed. Due to competitive pricing pressures, new product introductions by us or our competitors or other factors, the average selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline, and our business, financial condition, and results of operations could be harmed.

We may fail to cost-effectively acquire new customers or obtain renewals and expansions from our existing customers, which would adversely affect our business, financial condition, and results of operations.

Our continued growth depends, in part, on our ability to cost-effectively acquire new customers. Numerous factors, however, may impede our ability to add new customers, including our failure to attract, effectively train, retain, and motivate sales and marketing personnel, our failure to develop or expand relationships with third parties, our inability to convert initial usage into ongoing utilization of our platform and services, and our failure to successfully deliver our services and provide quality customer support once delivered. For example, our customers rely on our customer support personnel to resolve issues and realize the full benefits that our platform provides. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our subscriptions to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.

Our success also depends, in part, on our customers renewing their subscriptions when existing contract terms expire, and our ability to expand our relationships with our existing customers. The majority of our revenue is generated by licensing arrangements with our customers that grant them the right to use imagery and related data that are delivered digitally through our online platform, in addition to providing related services. Imagery licensing agreements vary by contract but generally have annual or multi-year contractual terms. The data licenses are generally purchased via a fixed price contract either on a subscription or usage basis, whereby a customer pays for access to our imagery that may be downloaded over a specific period of time or, less frequently, on a transactional basis, whereby the customer pays for individual content licenses.

Our customers generally have no obligation to renew or expand their licensing agreements with us, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their agreements with a similar contract period or at the same prices or terms or may decide to downgrade their subscriptions. Uncertain macroeconomic and geopolitical factors, including as a result of inflationary pressures, currency exchange rate fluctuations, the wars between Ukraine and Russia, and Israel and Hamas, respectively, and high interest rates may result in longer and unpredictable sales cycles, could result in potential customers deciding not to contract with us or current customers deciding not to renew, could cause delays in renewal, upgrade, or expansion decisions for some of our existing customers, may reduce the effectiveness of our sales and marketing efforts, and could reduce the duration of their agreements with us. In addition, these situations could result in increased customer churn, a lengthening of our sales cycle with some of our potential customers, or reduced contract value with prospective or existing customers.

Our customer retention or our customers’ use of our platform and services may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and our customer support, our subscription and usage-based model, the prices, features, or perceived value of competing offerings, changes to our offerings, or general economic conditions. We will need to continue to maintain or improve our Net Dollar Retention Rate to support our growth, and our ability to expand our relationships with customers may require more sophisticated and costly sales efforts. If our customers’ renewals or expansions fall below expectations, and as a result our Net Dollar Retention Rate decreases, our business, financial condition, and results of operations would be adversely affected.

A significant component of our growth strategy is to expand our relationships with our customers by increasing their adoption of the services and data solutions, including Planet Monitoring, Planet Tasking, Planet Archive, Planet application programming interfaces (“APIs”), Planet Basemaps, Planet Fusion, Planet Analytic Feeds and Planetary Variables, that we sell to existing and new customers. However, we may not be successful in doing so if our customers find our additional solutions to be unnecessary or unattractive. We have invested, and intend to continue to invest, significant resources in improving existing solutions as well as developing and acquiring additional solutions, which resources may not be recovered if we are unable to successfully cross-sell these solutions to customers using one or more of our existing solutions. Any failure to sell additional solutions to current and future customers could harm our business, financial condition and results of operations. If our customers do not renew, upgrade, or expand their subscriptions, defer their subscriptions to a later date, renew their agreements with us on less favorable terms, or fail to increase adoption of our platform, our business, financial condition, and results of operations would be adversely affected.

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

We have limited experience in managing operations outside the United States. If we fail to deploy or manage our operations in other countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•political, social and/or economic instability, including geopolitical tensions such as the wars between Ukraine and Russia, and Israel and Hamas, respectively, any sanctions or heightened tensions that result from such a conflict;
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

Further, given the global scope of our Earth imaging capabilities and the associated data collected, it is probable that certain governments, state actors or large businesses, among other powerful entities, may object to our operations and the collection of this data. For example, we have used our constellation of satellites and platform to capture and analyze images of missile silos and human rights abuses in foreign countries, among other things that may be sensitive to certain entities. If a foreign government, state actor, large business or other similar entities were to object to our operations capturing similar sensitive data, they may successfully lobby the U.S. government or other regulators to curtail our operations, or even suspend our operations. Additionally, our platform and data may be used, without our prior knowledge or consent, by parties in political or social conflicts, including in armed conflicts. Such use of our data in those situations could materially harm our reputation, resulting in a material adverse effects on our business and financial condition. Further, our satellites, satellites operations infrastructure, archived data, information technology and communications systems, and other related systems, may have already been or could be in the future compromised by cyber-attacks or other incursions by such entities as a result of the sensitive information we capture and provide. Additionally, we conduct business in countries where due to the global political and economic climate, such business relationships maybe viewed as negative or such business relationships may become difficult to maintain, all of which could adversely affect our brand and our reputation and, as a result, could harm our business, financial condition, and results of operations.

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

We operate an extensive ground infrastructure, including over a dozen ground stations maintained by third parties. These ground stations are used for controlling our satellites and downloading imagery to eventually be provided to our customers. We may experience a partial or total loss of one or more of these facilities due to natural disasters (tornado, earthquake flood, hurricane or other natural events), fire, acts of war or terrorism or other catastrophic events. A failure at any of these facilities could cause a significant loss of service for our customers. Additionally, we may experience a failure in the necessary equipment at our satellite control center, at any relevant back-up facility, or in the communication links between these facilities and remote teleport facilities. A failure or operator error affecting tracking, telemetry and control operations might lead to a breakdown in the ability to communicate with one or more satellites or cause the transmission of incorrect instructions to the affected satellites, which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more satellites. Intentional or non-intentional electromagnetic or radio frequency interference, including by nation-state actors or their agents, could result in a failure of our ability to deliver satellite services to our customers. A failure at any of our facilities or in the communications links between our facilities or interference with our satellite signal could cause our revenues to decline materially and could adversely affect our ability to market our services and harm our business, prospects, financial condition and results of operations.

If we are unable to develop and release platform and service enhancements and new products and services to respond to rapid technological change, or to develop new designs and technologies for our satellites, in a timely and cost-effective manner, our business, financial condition and results of operations could be harmed.

The market for our platform is characterized by rapid technological change, frequent new product and service introductions and enhancements, changes in satellite design and technologies, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. If the market does not perceive our service offerings to be of high quality, if we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received by the market, we may not be able to attract or retain customers. If we are unable to attract new customers in numbers sufficient to grow our business, or if we suffer attrition among customers, our revenue may decrease, and our operating results will be adversely affected. .

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

The success of any enhancements or improvements to our platform or any new products and services depends on several factors, including timely completion, successful manufacturing and deployment of the satellites needed to capture the relevant data, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to technological change or new customer requirements or demands, nor can we be sure that any enhancements or improvements to our platform will achieve market acceptance. Any new satellites and data analytic products and services that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or such data or data analytic products may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new data analytic products and enhancements, as well as the development and deployment of new satellites, require a substantial outlay of capital and could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact our profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue, gross profit and gross margin of our existing products and services that is not offset by revenue from the new products or services. Further, we may make changes to our platform that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business, financial condition and results of operations.

Our business depends, in part, on sales to large enterprises and U.S. and foreign governmental entities, which are subject to a number of challenges and risks that may make our sales cycle, forecasting processes, and deployment processes more difficult to predict, require greater time and expense or negatively impact our business.

Sales to large enterprises and U.S. and foreign governmental entities involve risks that may lengthen our sales cycle and make forecasting and deployment processes more difficult to predict. In addition, as a result of macroeconomic and geopolitical conditions, political and economic instability, global logistic challenges and high inflation, many large enterprises and U.S. and foreign governments have reduced or delayed technology or other discretionary spending, which, in addition to resulting in longer sales cycles, may materially and negatively impact our operating results, financial condition and prospects. As we seek to increase our sales to large enterprise customers and U.S. and foreign governments, we also face more complex sales procurement requirements, regulations, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. With larger organizations, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger organizations may require us to invest more time educating and preparing offer for these potential customers. With U.S. and foreign governments, the decision to subscribe to our platform often requires approvals from multiple governmental agencies as well as compliance with stringent rules and regulations, which require us to employ regulatory and procurement experts and engage outside experts to help facilitate applicable governmental approvals and to comply with applicable rules and regulations. In addition, large enterprises, as well as U.S. and foreign governments, often require extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial upfront investment. Purchases by large enterprises, as well as U.S. and foreign governments, are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the terms of the sale to them. Moreover, large enterprises may be directly impacted by various macroeconomic conditions such as high inflation, interest rate fluctuations and financial market volatility, which may result in a decrease of spending by these large enterprises, including a decrease in spending on our products and services, and consequently reduce our revenue and impact our financial condition.

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

A meaningful portion of our business depends on sales to governmental entities and is subject to the policies, priorities and regulations of such governmental entities, and changes to which could adversely affect our business, results of operations, financial condition, and business prospects.

An increasing and meaningful portion of our revenue is generated from agreements with the U.S. and other government customers. These contracts subject our business to the statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation (“FAR”) and agency supplements. The FAR governs all aspects of government contracting, including contractor qualifications and acquisition procedures, and also contain provisions that give the government many rights and remedies which are unfavorable to contractors and not typically found in commercial contracts. These rights and remedies allow government customers, among other things, to:

•unilaterally terminate, and often to unilaterally modify (including reduction of orders), contracts for its convenience, and in that event, we may fail to realize the full value of such contracts;

•terminate for default, which may make us liable for any extra costs incurred by the government in procuring undelivered items from another source;
•for contracts subject to the Truthful Cost or Pricing Data Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not current, accurate, and complete;
•cancel multi-year contracts and related orders or decline to exercise options on multi-year contracts;
•claim rights in solutions, systems, or technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services, and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;
•prohibit future procurement awards with a particular agency due to a finding of an organizational conflict of interest;
•suspend our performance pending the outcome of a bid protest filed by a competitor and may also require us to resubmit offers for the contract or in the termination, reduction, or modification of the awarded contract;
•suspend or debar us from receiving future government contracts; and
•control or prohibit the export of our products, intellectual property or services.

In addition, government contracts normally contain requirements that may increase our costs of doing business and expose us to liability for failure to comply with these terms and conditions. These requirements include:

•unique disclosure and accounting requirements, such as Cost Accounting Standards;
•government audits and investigations that may result in liability or price adjustments, recoupment of government funds, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the government;
•public disclosures of certain contract and company information;
•socioeconomic compliance requirements, including labor requirements, non-discrimination and affirmative action programs and environmental compliance requirements;
•additional cybersecurity requirements; and
•requirements to procure certain materials, components and parts from specific countries or supply sources, including compliance with the Buy American Act and Trade Agreements Act.

Even where we are successful in obtaining a government contract, we may encounter bid protests from unsuccessful bidders. Bid protests could result, among other things, in significant expenses to us, contract modifications, or even loss of the contract award. Even where a bid protest does not result in the loss of a contract award, the resolution can extend the time until contract activity can begin and, as a result, delay the recognition of revenue.

As a prime contractor to the U.S. government, from time to time we rely upon subcontractors to perform work under government contracts. We are responsible for our subcontractor’s work, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fails to satisfactorily perform the agreed-upon services on a timely basis or violates U.S. government contracting policies, laws or regulations, our ability to meet contract requirements may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract.

New regulations or procurement requirements or changes to current requirements could increase our costs and risk of non-compliance. In addition, if we fail to comply with these laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the Federal Civil False Claims Act incentivizes private individuals, including present and former employees, to notify the U.S. government of potential violations by contractors. Any resulting penalties, fines, suspension, or damages could adversely affect our operations, financial results and business prospects.

Our role as a contractor to agencies and departments of the U.S. government results in our being routinely subject to investigations, audits and reviews relating to our information provided in our government contract bids and proposals and contractor registrations, as well as compliance with our government contracts and related laws and regulations, which may be conducted without our knowledge. Adverse findings in these investigations, audits and reviews can lead to criminal, civil or administrative proceedings, and we could face civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. Responding to any investigation, audit, review or allegation could result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. If our reputation or relationship with U.S. government agencies were impaired, or if the U.S. government otherwise ceased or significantly decreased the amount of business it does with us, it would adversely affect our operations, financial results and business prospects.

Disruptions in U.S. government operations and funding could have a material adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

A meaningful portion of our revenue is generated from U.S. and other government customers. Any disruptions in federal government operations could have a material adverse effect on business, financial conditions, and results of operations. Budget uncertainty, shifting funding priorities, the potential for U.S. government shutdowns or the need to operate under continuing resolutions, and/or the failure of the U.S. government to approve budgets could result in contract terminations, delays in contract awards, reduction in contract scope, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, all of which could have a material adverse effect on our business, financial conditions, and results of operations.

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

Due to environmental and other factors, including those described elsewhere in this section, we may be unable to deliver imagery for the locations, responsiveness and quality requested by customers and therefore fail to meet contractual requirements. Failure to do so may require us to cancel the contracts and result in lost revenue, which could adversely affect our business, financial condition and results of operations.

We are partially dependent on resellers of our imagery and partnerships for a portion of our revenue. If these resellers or partners fail to market or sell our products and services successfully, our business would be harmed.

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

Downturns or volatility in general economic conditions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our revenue, gross margin, and ability to achieve and maintain profitability depend significantly on general economic conditions. Weaknesses in the global economy and financial markets, including current global economic conditions and consumer trends, have in some cases led to, and any adverse changes in general domestic and global economic conditions that may occur in the future, including any recession, economic slowdown or disruption of credit markets, may also lead to, lower demand for our platform and data offerings.

Additionally, the impact of macroeconomic conditions, including adverse global and domestic economic conditions resulting from national or global health concerns or other trends, are highly uncertain and cannot be predicted. Specifically, additional factors that could have an impact on the demand for our platform and data offerings include worldwide or regional recession, increased unemployment, fluctuations in exchange rates, inflation, failures of banks and financial institutions or other liquidity concerns at such financial institutions, changes in taxation, energy prices, supply chain disruptions, high interest rates, and other similar macroeconomic factors. Additionally, the demand for our platform and data offerings may be affected due to financial market volatility, negative financial news, energy shortages or cost increases, labor costs, and other economic factors. Such a shift would materially adversely affect our business, results of operations, and financial condition.

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

There are a limited number of suppliers that are able to design and build the components we need to manufacture our satellites. We also utilize a number of key service providers for research and development purposes. There are also a limited number of suppliers able to launch our satellites, including NewSpace India Limited (Indian Space Research Organization), ArianeSpace SA, Rocket Lab USA Inc., Firefly Aerospace Inc., ISAR Aerospace Technologies Inc.,

and Space Exploration Technologies Corp. Should any of our suppliers or service providers’ businesses fail, it would reduce competition and could increase the cost of manufacturing and deploying our satellites, conducting research and development and launch services. Adverse events with respect to any of our component suppliers, service providers or launch providers could also result in the delay of the design, construction or launch of our satellites. General economic conditions may also affect the ability of our suppliers, service providers and launch providers to provide services on commercially reasonable terms or to fulfill their obligations in terms of manufacturing schedules, launch dates, pricing, or other items. Even where alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers or service providers, and this could result in difficulties or delays in the design, construction or launch of our satellites. Any delays in the design, construction or launch of our satellites could have a material adverse effect on our business, financial condition and results of operations.

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

We believe our long-term value as a company benefits from continued growth, which may, at times, negatively impact our profitability.

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

Significant portions of our revenue and accounts receivable are concentrated with a limited number of customers. For the fiscal year ended January 31, 2024, one customer accounted for 21% of revenue. As of January 31, 2024, no customer accounted for 10% or more of accounts receivable. Further, accounts receivable are typically unsecured and are thus subject to the increased risk of us being unable to collect on overdue amounts.

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

We are subject to a series of risks related to climate change.

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

Interruption or failure of our infrastructure or loss of our data storage due to a natural catastrophic event such as a pandemic, earthquake, fire, or flood, or a man-made problem such as a power disruption, computer virus, data security breach, terrorism or war, could hurt our ability to perform our daily operations effectively and provide our products and services, which could damage our reputation and harm our operating results.

Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, public health epidemics or pandemics, terrorism, political unrest, cyber-attacks, geopolitical instability, war, the effects of climate change and other events beyond our control. For example, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities, or at a facility where one of our launch partners is located or where our third-party suppliers’ facilities are located could adversely affect our business, results of operations and financial condition.

The availability of our products and services depends on the continuing operation of our satellites, satellites operations infrastructure, archived data, information technology and communications systems, and other related systems. Any downtime, damage to or failure of our systems as a result of a natural disaster or man-made problem could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, earthquakes, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm or disrupt our systems. We do not currently maintain a back-up production facility from which we can continue to collect, process and deliver imagery in the event of the loss of our primary capabilities. In the event we are unable to collect, process and deliver imagery from our primary facilities, our daily operations and operating results may be materially and adversely affected. In addition, our ground stations are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events, including events related to climate change. Further, climate change has increased, and may continue to increase, the rate, size, and scope of natural disasters. For more information, see “—We are subject to a series of risks related to climate change.” In the event of such a natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors, or customers, which could affect our ability to maintain launch schedules or fulfill our customer contracts. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material adverse effect on our financial condition and results of operations.

Such attacks could come from individuals, companies, rogue groups, terrorist organizations, governments, or affiliated actors. This risk is heightened by the geopolitical relevance of Planet’s data, which may expose globally the sensitive operations of such entities. This is especially true with respect to countries known or suspected to have actively carried out offensive operations on their own.

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

Certain market participants, including major institutional investors and capital providers, use third-party benchmarks and scores to assess companies’ ESG profiles in making investment or voting decisions. Unfavorable ESG ratings could lead to increased negative investor sentiment towards us, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also impede our ability to compete as effectively to attract and retain employees, customers, or business partners, which may adversely impact our operations. We may be especially subject to scrutiny on such matters given our position as a public benefit corporation and our efforts to portray our operations and products/services as a tool to help assess and manage certain ESG risks. In addition, we expect there will likely be increasing levels of regulation, disclosure-related and otherwise, with respect to ESG matters. For example, in March 2024, the SEC adopted new rules that require companies to provide significantly expanded climate-related disclosures in their periodic reporting, which may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and board of directors. The Biden Administration has also proposed revisions to the Federal Acquisition Regulation which, if adopted, would require similar compliance costs, increased liability for our climate-related disclosures, as well as, for certain suppliers, adoption of climate-related targets subject to the methodology of the Science Based Targets Initiative, which may influence our climate and business strategy in ways other than we might prefer. This and other stakeholder expectations will likely lead to increased costs as well as scrutiny that could heighten all of the risks identified in this risk factor. Additionally, many of our customers and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

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

Our quarterly results of operations, our key metrics discussed elsewhere in our public filings, and other metrics that analysts use to evaluate our business, have fluctuated in the past and may vary significantly in the future. Quarter-to-quarter comparisons of our operating results and other key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our Class A common stock could decline significantly. Factors that may cause these quarterly fluctuations include, without limitation, those listed below:

•the impact of an economic downturn or market volatility, including downturn caused by national and global health concerns, geopolitical tensions, inflation or high interest rates, on our business and the businesses of our customers, prospective customers and partners;
•our ability to attract new customers;

•our customer renewal and adoption rates, and our ability to expand use of our platform by existing customers;
•the timing and rate at which we sign agreements with customers, including the impact of cost reduction measures, delayed purchasing decisions or prolonged sales cycles at prospective or existing customers as a result of the effects of macroeconomic and geopolitical factors outside of our control;
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
•the financial condition and creditworthiness of our customers, including greater unpredictability in our customers’ willingness or ability to timely pay for subscriptions to our platform as a result of the geopolitical tensions, inflation or high interest rates;
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
•the effects of acts of terrorism, war or political instability, both domestically and internationally, including the current events involving Russia and Ukraine, and Israel and Hamas, respectively, as well as any sanctions or resulting geopolitical tensions, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions; and
•general economic, industry, market and geopolitical conditions and uncertainty, both domestically and internationally.

Our past and future acquisitions will require significant management attention. Our acquisitions could disrupt our business, dilute stockholder value or adversely affect our operating results.

As part of our business strategy, we may make investments in complementary companies, products or technologies, and these acquisitions could pose challenges or risks. In this regard, we have made strategic acquisitions, including the acquisition of the BlackBridge group of companies in September 2015, the Terra Bella business from Google in April 2017, Boundless Spatial in March 2019, VanderSat in December 2021, Salo Sciences in January 2023, and Sinergise in August 2023. We do not know if we will be able to complete any future acquisitions or successfully integrate any acquired business, operate it profitably or retain its key employees, customers, partners or vendors. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance, and could distract our management. If we fail to successfully integrate the assets, technologies and employees from any acquired business, our revenue and operating results could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Further, any debt we incur to complete an acquisition could result in increased fixed obligations and include certain covenants that could impede our ability to manage our operations. Alternatively, if we use equity to finance any acquisitions, it could dilute our current stockholders.

Issues in the use of artificial intelligence, including machine learning and computer vision (together, “AI”), in our geospatial data and analytics platforms may result in reputational harm or liability.

AI is enabled by or integrated into some of our and our third-party partners’ geospatial data and analytics platforms and is a growing element of our business offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Data sets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we or our third-party partners enable or offer AI solutions that are controversial because of their purported or real impact on society, governments, the socio-political climate, our financial condition and operations or the financial condition and operations of our customers, we may experience competitive harm, legal liability and brand or reputational harm.

Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.

We derive revenue principally from licensing rights to use imagery that is delivered digitally to our customers through our online platform. Our imagery licensing agreements vary by contract, but generally have annual or multi-year contractual terms. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief, including as a result of the impacts and disruptions caused by nationals and global health concerns or other global events, and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our business, results of operations and financial condition.

Risks Related to Our Cyber Security, Data Privacy and Intellectual Property

If we or our third-party service providers experience, or are unable to protect against, cyber-attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to our customers’ data, our data, or our platform, then our platform may be perceived as not being secure, our platform and operations may be disrupted, we may become unable to meet our service level commitments, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses which may not be covered by existing cyber insurance.

We collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share, and otherwise process personal information, confidential information and other information, including proprietary and sensitive information, in order to provide our service, to operate our business, for legal and marketing purposes, and for other business-related purposes. This data may include personal, confidential, or proprietary information. We rely significantly on third-party service providers and sub-processors to support our operations and to help us deliver services to our customers. These third parties may store or otherwise process personal information and other information on our behalf.

Security breaches or incidents or unauthorized access to our systems, platform, or products, or the systems of our third-party service providers, could lead to interruptions and other disruptions to our platform and other aspects of our operations, damage or unauthorized access to, or the loss, destruction, unavailability, or unauthorized alteration, disclosure, or other processing of, our or our customers’ data, and claims, demands, disputes, and litigation made or initiated by governmental authorities and private parties, investigations and other proceedings initiated by governmental authorities indemnity obligations, fines, penalties, and other liabilities. We have previously and may in the future become the target of cyber-attacks by third parties, including by third parties that may seek unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. In addition, many of our employees work remotely, which may pose additional data security risks (including, for example, an increase in phishing and spam emails experienced in recent years).

While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain data on our behalf, including certain of our and our customers’ data, could be breached or otherwise compromised or we or such service providers could suffer damage or unauthorized access to, or loss, destruction, unavailability, or unauthorized alteration, disclosure, or other processing of, our data or third-party data we or our service providers maintain or otherwise process, including customer data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, computer malware, viruses and other malicious code, employee and contractor mistakes, errors, or malfeasance, social engineering (including spear phishing attacks and certain attacks seeking to deploy ransomware on systems), supply chain attacks, and general hacking have become more prevalent in our industry, particularly against cloud services. If our security measures are or are believed to have been breached or otherwise compromised, or if we or any of our third-party service providers suffers or are believed to have suffered a security breach or incident, or if any data we or such service providers maintain or otherwise process is, or is believed to have been, damaged, accessed without authorization, or subject to loss, destruction, unavailability, or unauthorized alteration, disclosure, or other processing, whether as a result of third-party action, employee or contractor error, malfeasance, or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

We use third-party technology, systems, and services in a variety of contexts, including, without limitation, storage of our imagery, encryption and authentication technology, employee email, content delivery to customers, back-office support, credit card processing, and other functions. Although we have developed systems and processes that are designed to protect customer data and prevent data loss and other security breaches and incidents, including systems and processes designed to reduce the impact of a security breach at a third-party service provider, such measures cannot provide absolute security and may not otherwise be effective. There can be no assurance that any security measures that we or our third-party service providers have implemented will be effective against current or future security threats.

Because many different security vulnerabilities exist and exploits of such vulnerabilities continue to evolve, we may be unable to anticipate cyberattacks and other means of attempting or effectuating security breaches or incidents, identify or detect any breach or incident, react in a timely manner, or implement adequate preventative measures. Among other things, our applications, systems, networks, software, or physical facilities could be breached or otherwise compromised, or the personal or confidential information that we store or otherwise process could be subject to unauthorized acquisition or other processing or otherwise compromised, due to employee error or malfeasance, if, for example, third parties fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Additionally, employees or service providers have in the past and may in the future inadvertently misconfigure resources or systems, or misdirect certain communications, in manners that lead to security incidents.

Third parties may also conduct attacks designed to deny customers access to our services or otherwise disrupt our platform or other aspects of our products, services, and operations. Third parties, including nation-state actors or their agents, may also conduct attacks designed to gain control over our systems, data and satellites. These and other cybersecurity risks we face may be heightened by conflicts, including the wars between Russia and Ukraine, and Israel and Hamas, respectively, and other geopolitical events. Further, these risks are heightened by the geopolitical relevance of our data, which may expose globally the sensitive operations of individuals, companies, rogue groups, terrorist organizations, governments, or affiliated actors. This is especially true with respect to countries known or suspected to have actively carried out offensive operations on their own.

Also, the use of artificial intelligence technologies may result in security incidents and our use of artificial intelligence technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, artificial intelligence technologies may be used in connection with certain cybersecurity attacks and may increase the intensity or effectiveness of such attacks or otherwise create heightened cybersecurity risks.

The costs to respond to and otherwise address a security breach or incident and/or mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these matters may not be successful, and these matters could result in interruptions, delays, disruptions, cessation of service, negative publicity, harm to our reputation, and other harm to our business and our competitive position. For example, the SEC has adopted rules for mandatory disclosures of cybersecurity incidents suffered by public companies and cybersecurity governance and risk management. We could be required to fundamentally change our business activities and practices in response to a security breach or incident or related regulatory actions or claims, demands, or litigation (or in anticipation of a potential claim of breach or violation of laws, regulations, or other actual or asserted obligations, or of regulatory action or litigation), any of which could have an adverse effect on our business. Further, any security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform, the reliability of our imagery, and damage to our brand, reduce demand for our products and services, disrupt our platform and other aspects of our business operations, cause us to fail to meet our service level commitments, require us to spend material resources in efforts to investigate or correct the breach or incident and to prevent future security breaches and incidents, expose us to legal proceedings and liabilities, including litigation, regulatory enforcement, and indemnity obligations, result in our customers terminating contracts with us, and adversely affect our business, financial condition, and results of operations.

We cannot be certain that our insurance coverage will be adequate for fines, judgments, settlements, penalties, costs, attorney fees, or other impacts that arise out of privacy or security breaches or incidents. A privacy or security breach or incident, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. Our risks are likely to increase as we continue to expand, grow our customer base, and use, store, transmit, and otherwise process increasingly large amounts of proprietary and sensitive data.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our intellectual property and proprietary rights. However, we may fail to enter into all necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our intellectual property and proprietary rights, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have filed applications for certain aspects of our intellectual property in the United States and other countries. However, third parties may knowingly or unknowingly infringe our intellectual property and proprietary rights, third parties may challenge intellectual property and proprietary rights held by us, pending and future copyright, trademark and patent applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing on our intellectual property rights. We have asserted, and in the future may continue to assert, our intellectual property rights against third parties. If the protection of our intellectual property and proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our service and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our revenue is generated by licensing our intellectual property rights in our images to customers. We implement processes to ensure our customer agreements include the proper restrictions on how customers can use our images and related intellectual property rights. However, these processes may fail or customers may otherwise not comply with their contractual obligations, which could substantially reduce the value of our images and related intellectual property rights. Enforcing our intellectual property rights against customers that violate the terms of their license restrictions could be costly, time consuming, and may not always be effective.

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

We capture, store, use, and otherwise process data relating to individuals, which subjects us to governmental regulation and other legal obligations related to privacy and data protection, and compliance or any failure to comply with such obligations could harm our business.

We receive, store, and otherwise process personal information and other data, including data relating to individuals. There are numerous federal, state, local, and foreign laws regarding privacy, data protection, and the retention, sharing, use, disclosure, protection, and other processing of personal information and other data relating to individuals, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other laws, regulations, industry standards, contractual obligations, or other actual or asserted obligations.

We also are subject to the terms of our own privacy policies and certain obligations to third parties, and may seek to comply with, or be asserted to be subject to, certain industry standards, industry codes of conduct, and other actual or asserted obligations, relating to privacy and data protection. We strive to comply with all applicable laws and regulations, and all other obligations to which we are subject, relating to privacy and data protection. It is possible, however, that these or other actual or asserted obligations may be interpreted and applied in manners that are inconsistent among jurisdictions and may conflict with other laws, regulations, other actual or asserted obligations, or our policies or practices. In addition, the application and interpretation of these laws and regulations are often uncertain and may change over time. Further, the U.S. federal and state governments and agencies, as well as foreign governments and regulators, may in the future enact new legislation and promulgate new regulations governing collection, use, disclosure, storage, transmission, destruction, or other processing of personal data and other information.

New or modified laws, regulations, or other actual or asserted obligations, or new interpretations of such laws, regulations, or other actual or asserted obligations, may add additional complexity, requirements, restrictions, and potential legal risk, require additional investment in resources to update compliance programs, may require additional facilities, resources, or practices, such as requirements to maintain or process data in certain jurisdictions, and could impact business strategies and the availability of previously useful data or certain means of using or otherwise processing such data. For example, several jurisdictions have adopted, or are considering adopting, restrictions on the resolution of satellite imaging, and these restrictions may change as technology and public awareness of potential privacy impacts evolve. Any change to applicable laws, regulations, industry practices or standards, codes of conduct, or other actual or asserted obligations regarding the use, disclosure, or other processing of data, including data of our customers or others, including with respect to manners in which consent for the use, disclosure, or other processing of such data is obtained, could require us to modify our services and features, possibly in a material manner, which we may be unable to do on commercially reasonable terms at all, and may limit our ability to develop new products, services, and features and otherwise make use of data.

Any failure or perceived failure by us to comply with laws, regulations, our privacy policies, contractual or other actual or asserted obligations, including industry standards or codes of conduct, relating to privacy, data protection, or the storage, use, retention, capture, or other processing of data, including personal information or other data relating to individuals, may result in claims, demands, and litigation by private parties, governmental inquiries, enforcement actions, and other proceedings, fines, penalties, or other liabilities, public statements against us by consumer advocacy groups or others, a loss of trust in us by our customers, reduction in demand for our products and services, and other harm to our reputation and market position, any of which could have a material adverse effect on our reputation, business, financial condition, and results of operations.

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

Risks Related to Financial, Accounting, and Tax Matters

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

The availability and cost to us of external financing depend on a number of factors, including our financial performance and general market conditions, including any impact of national or global health concerns, inflation or high interest rates, bank and financial institution stability or other global events that may have on general market conditions or the capital markets specifically. Declines in our expected future revenues under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit and access to the capital markets. Other factors that could impact the availability and cost to us of external financing include the amount of debt in our current or future capital structure, activities associated with strategic initiatives, the health of our satellites, the success or failure of our planned launches, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by potential lenders and may result in less access to the capital markets. Long-term disruptions in the capital or credit markets as a result of uncertainty or recession, changing or increased regulation or failures of significant financial institutions could adversely affect our access to capital. A deterioration in our financial performance or general market conditions could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available and, in either case, could result in our deferring or reducing capital expenditures including on new or replacement satellites. In addition, sustained or increased economic weaknesses or pressures or new economic conditions may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions and/or the development, design, acquisition and construction of new satellites. We cannot predict with any certainty whether or not we will be impacted by economic conditions. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

As a multinational business, we are subject to income and other taxes in both the United States and various foreign jurisdictions. Changes to tax laws or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate and reduce our cash flow from operating activities, and otherwise have a material adverse effect on our financial condition. For example, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and instead required taxpayers to capitalize and amortize them over five or fifteen years beginning in 2022, which could cause us to become profitable for tax purposes earlier than anticipated. Further, the Inflation Reduction Act of 2022 imposed a 1% excise tax on certain repurchases of stock. In addition, other factors or events, including business combinations and investment transactions, changes in stock-based compensation, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our effective tax rate. Our tax filings are subject to review or audit by the U.S. Internal Revenue Service (the “IRS”) and state, local and foreign taxing authorities. We may also be liable for taxes in connection with businesses we acquire. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could harm our business.

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

As of January 31, 2024, our federal net operating loss carryforwards totaled $555.3 million, of which $259.2 million will expire at various dates through 2038 and $296.1 million will not expire. Additionally, we have state and foreign net operating loss carryforwards of $332.9 million and $3.9 million, respectively. U.S. federal net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of such U.S. federal NOLs is limited to 80% of current year taxable income.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and other tax attributes to offset future taxable income or income tax. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (many of which are outside our control). If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock then we may not be able to utilize a material portion of our net operating losses prior to their expiration, even if we were to achieve profitability. To the extent we are not able to offset future taxable income with our net operating losses, our net income and cash flows may be adversely affected.

We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics could adversely affect our reputation and our business.

Certain of the metrics that we disclose are calculated using internal company data that has not been independently verified or data from third-party attribution partners. While these metrics and figures are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring these metrics and figures across our worldwide client base and user base. We regularly review and may adjust our processes for calculating our metrics and other figures to improve their accuracy, but these efforts may not prove successful and we may discover material inaccuracies. In addition, our methodology for calculating these metrics may be updated from time to time and may differ from the methodology used by other companies to calculate similar metrics and figures. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors. If we determine that any of our metrics or figures are not accurate, we may be required to revise or cease reporting such metrics or figures. Any real or perceived inaccuracies in our metrics and other figures could harm our reputation and adversely affect our business.

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

Risks Related to Legal and Regulatory Matters

We operate in a highly regulated industry and government regulations may adversely affect our ability to sell our services, may increase the expense of such services or otherwise limit our ability to operate or grow our business.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including employment and labor, licensing, export, tax, privacy and data security, health and safety, communications, and environmental issues. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably estimate the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. In particular, our industry is highly regulated due to the sensitive nature of satellite technology. The laws and regulations governing our business and operations, including the collection and distribution of satellite imagery, may change in the future. Additionally, there are certain environmental risks involved in the operation of our ground stations, manufacturing of our satellites and potential for orbital debris. To the extent that governments impose restrictions or additional regulations, or new interpretations or applications of existing laws, to address regulation of satellite technology or any environmental concerns regarding our business activities, we may be required to alter our business operations to comply with such changes. Our ability to sell our products and services on a global basis may also be reduced or restricted due to increased U.S., E.U. or other government regulations. This risk is heightened by the geopolitical relevance of our data, which can shed light on sensitive operations around the globe, as well as the sensitive nature of our customer base, which include various government agencies. Moreover, we may face lawsuits or incur liability as a result of the imagery we make available through our products and services. In any of these cases, our business and operating results may be materially and adversely affected.

Failure to obtain or maintain regulatory approvals and/or adhere to regulatory requirements could result in service interruptions, civil penalties, private lawsuits, or the denial, suspension or revocation of licenses, certificates, authorizations or permits, any of which could prevent us from operating our business or could impede our business plan. The following list summarizes certain material regulatory approvals we need to maintain and the various regulatory requirements our satellite operations must adhere to, as well as certain impacts these regulatory approvals and requirements can have on our business and operations. Regulatory frameworks and our products evolve over time and thus additional material regulatory approvals could develop in the future.

NOAA Approvals. Our business requires licenses from the Commercial Remote Sensing Regulatory Affairs office of the National Oceanic and Atmospheric Administration (“NOAA”), and we currently hold various active licenses issued by NOAA for the operation of our equipment. License approval can include an interagency review of national security, foreign policy, and international obligations implications, including consultations with the U.S. Department of Defense and U.S. Department of State. There can be no assurance that NOAA will renew the licenses we hold, accept necessary modifications to the licenses we currently hold, grant new licenses, or that coordination conditions can continue to be met. Moreover, the rules and regulations of NOAA, and their interpretation and application, may change, and NOAA may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated. Under our NOAA licenses and NOAA rules and requirements, the U.S. government has the right to interrupt service or limit our ability to distribute satellite images when foreign policy or U.S. national security interests are affected. Additionally, we must obtain NOAA approval for changes to material facts in our NOAA licenses. If NOAA revokes, modifies, or fails to renew the licenses we hold, or fails to grant a new license or modification in a timely manner, or if we fail to satisfy any of the conditions of our respective licenses, we may not be able to continue to provide our products and services; should we not obtain necessary licenses or approvals in a timely manner, our products and services may not be competitive.

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

Export Approvals. Planet’s satellite and ground station hardware, software, and related technology is controlled for export. Any export of hardware or software, and the provision of services and related technology, outside of the United States or to non-U.S. persons may be subject to U.S. and international export control laws and regulations including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations (“EAR”). See additional information relating to trade control risks below.

FCC Approvals. Our operation of satellites and U.S. ground terminals also requires licenses from the Federal Communications Commission (the “FCC”), and we currently hold various active licenses issued by the FCC for the operation of these facilities. The FCC regulates the launch and operation of our satellites, the use of the radiofrequency spectrum used by our satellites and the licensing of our ground terminals located within the United States. We are also subject to the FCC’s rules and regulations and the terms of our licenses, which require us to comply with various operating conditions and requirements. As conditions and requirements to our licenses, we are required to share spectrum with other users and to coordinate our spectrum use with other satellite operators, including certain agencies of the U.S. federal government, to avoid interference to or from other satellites. The results of coordination may adversely affect our use of our satellites using certain frequencies, as well as the type of applications or services that we can accommodate. Further, our radio frequency operations may be subject to harmful interference from new or modified spectrum uses. If we obtain a required authorization but we do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we may lose our authorization to operate a given satellite. We believe our current operations adhere to FCC requirements. However, the FCC licenses we currently hold are subject to potential revocation, modification, or nonrenewal by the FCC. While the FCC generally renews licenses routinely, there can be no assurance that our licenses will be renewed at their expiration dates on favorable terms or without adverse conditions. Failure to renew these licenses could have a material and adverse effect on our ability to generate revenue and conduct our business as currently expected. Moreover, should we not obtain necessary licenses or approvals for new operations in a timely manner, we may not be able to expand our operations, products, and services. In addition, if we do not obtain required authorizations in the future, we may not be able to operate our existing facilities. Finally, the rules and regulations of the FCC, and their interpretation and application, may change, and such authorities may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated, and these changes in rules or regulatory policy may significantly affect our business.

Other International Registration and Approvals. The use of radio frequency spectrum for satellite communications and the use of orbital positions internationally is subject to the rules and requirements of the International Telecommunication Union (“ITU”). Additionally, satellite operators must abide by the specific laws of the countries in which downlink services are provided from the satellite to ground terminals within such countries. The FCC has coordinated or is in the process of coordinating, the operations for each of our satellites pursuant to the ITU requirements. Coordination of our satellites with other satellite systems is required by the ITU to help prevent harmful radio frequency interference from or into existing or planned satellite operations.

Planet or its vendors must secure necessary licenses and operational authority to use the required spectrum in each country into which we will downlink high-resolution commercial Earth imagery. If Planet or its vendors are not successful in obtaining the necessary approvals, we will not be able to downlink imagery in those foreign locations. Our inability, or our vendors’ inability, to obtain the necessary foreign licenses or authorizations could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.

Additional Regulatory Issues. Our launch and operation of planned satellites and ground stations may require additional regulatory authorizations from the FCC, NOAA, and/or a non-U.S. licensing jurisdiction. Obtaining launch windows for planned satellites and ground stations, preparing for launch, and working with the requisite equipment in foreign jurisdictions may require additional coordination between us, our launch services providers, and/or various U.S. and foreign regulators. Failure to obtain these approvals may result in delays in launches of satellites or servicing of launched satellites, which in turn may materially affect our business.

The rules and regulations of these regulatory authorities are subject to change and may not continue to permit our operations as currently conducted or as we plan to conduct them. For example, the FCC recently adopted rules requiring the deorbiting of certain satellites – including those we may launch in the future – after five years to mitigate the risk of orbital debris. The FCC continues to consider the imposition of additional rules and reporting obligations that could affect us and our operations, including by requiring us to redesign our satellites, incur operational burdens, and/or assume increases in production and launch costs. In addition, some legislators have discussed vesting additional authority in the Commerce Department and/or NASA in certain areas related to our operations, which could result in additional regulatory burdens affecting us and our operations in a similar manner.

We are subject to the requirements of the National Industrial Security Program Operating Manual for the facility security clearance of our subsidiary, Planet Labs Federal, Inc., which is a prerequisite to our ability to perform services requiring access to classified information and information systems for the U.S. government.

We require certain facility and personnel security clearances to perform our classified U.S. government related business. A facility security clearance is required for a company to perform on classified contracts and subcontracts for U.S. government customers. Security clearances are subject to regulations and requirements including the National Industrial Security Program Operating Manual (“NISPOM”), which specifies the requirements for the access to and protection of classified information.

As such, we must comply with the requirements of the NISPOM and any other applicable U.S. government industrial security regulations. If we, our employees or contractors were to violate the NISPOM or any other applicable U.S. government industrial security regulations, Planet Labs Federal, Inc. could lose its facility security clearance. Further, obtaining and maintaining security clearances for employees involves a lengthy process and it can be difficult to identify, recruit and retain employees who hold or are able to obtain security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, our ability to perform classified work may be negatively affected, including the potential termination of a classified contract.

We cannot guarantee that we will be able to maintain our facility security clearance. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of the facility clearance, loss of U.S. government contracts, or potential suspension or debarment as a government contractor, any of which could have a material adverse effect on our business, financial condition and operating results.

Further, we are limited in our ability to provide specific information about our classified work, associated risks, or any disputes or claims relating to such work. As a result, investors have less insight into our classified work than our other businesses and therefore less ability to fully evaluate the related risks.

We are subject to anti-corruption and anti-bribery laws and anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal and/or civil liability and harm our business.

We are subject to the U.S. Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption and anti-bribery laws, anti-money laundering laws and similar laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business, we engage with business partners and third-party intermediaries to conduct our business, including marketing our products and obtaining necessary permits, licenses, and other regulatory approvals. In addition, we or our employees, representatives, contractors, partners, agents and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, partners, agents and third-party intermediaries, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions.

While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees, representatives, contractors, partners, agents and third-party intermediaries will not take actions in violation of our policies and applicable laws, for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

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

We are subject to international trade and governmental export and import controls and economic sanctions programs that could impair our ability to compete in international markets or subject us to liability if we violate these controls.

Any export of hardware or software, and the provision of services and related technology, may be subject to U.S. and international export control laws and regulations and trade and economic sanctions including the ITAR, the EAR, trade and economic sanctions maintained by the Office of Foreign Assets Control and similar laws of other jurisdictions. If we do not maintain our existing authorizations or obtain future export licenses in accordance with the export control laws and regulations, we may be unable to export hardware or software or provide services and related technical technology outside of the United States or to non-U.S. persons. If we were to fail to comply with such export control laws and regulations, economic sanctions, international trade regulations, or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, and the possible loss of our export or import privileges. Obtaining the necessary export license for a particular export, including to foreign national employees of Planet, to ground station sites, or to cover a sale or offering may not be possible, may be time-consuming and may result in the delay or loss of sales opportunities. Furthermore, export control laws and economic sanctions in many cases prohibit the export of software and services to certain sanctioned countries and persons, as well as for prohibited end-uses. Even though we take precautions to ensure that we and our partners comply with all relevant export and import control laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

In addition, various countries regulate the import of certain encryption software and technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute hardware and software or could limit our ability to provide or receive services. Because we use hardware and software that incorporate encryption functionality, we may be subject to certain of these provisions.

The following developments could result in decreased use of our services by, or in our decreased ability to export or sell our services to, existing or potential end-customers with international operations or to export controlled technology and software to our foreign national employees: any change in export or import laws or regulations, economic sanctions or related legislation; shift in the enforcement or scope of existing export, import or sanctions laws or regulations; or change in the countries, governments, persons, or technologies targeted by such export, import or sanctions laws or regulations. Any decreased use of our services or limitation on our ability to export to or sell our technology or services in international markets or to export controlled technology and software to our foreign national employees could adversely affect our business, financial condition and results of operations.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governments, including those regulators discussed above. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, operating results and financial condition.

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
•general economic and political conditions, such as the effects of national and global health concerns, recessions, interest rates, inflation, local and national elections, the effects of bank or financial institution failures, fuel prices, international currency fluctuations and corruption; and
•acts of terrorism, war or political instability, both domestically and internationally, including the current events involving Russia and Ukraine, and Israel and Hamas, respectively, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions.

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

Shares of our Class B common stock have 20 votes per share, while shares our Class A common stock have one vote per share. William Marshall and Robert Schingler, Jr. (the “Planet Founders”) hold all of the issued and outstanding shares of our Class B common stock. Accordingly, the Planet Founders hold over approximately 62% of the voting power of our capital stock and are able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Additionally, the Planet Founders received additional shares of Class B common stock for any contingent consideration issued in respect of their ownership of Former Planet Class B common stock held immediately prior to the Business Combination. The Planet Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Planet, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Planet, and might ultimately affect the market price of shares of our Class A common stock.

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

As a public benefit corporation, our focus on a specific public benefit purpose and producing a positive effect for society may negatively impact our financial performance and may subject us to increased derivative litigation concerning our and our directors’ duty to balance stockholder and public benefit interest, the occurrence of which may have an adverse impact on our financial condition and results of operations.

Our directors have a fiduciary duty to consider not only the stockholders’ interests, but also the company’s specific public benefit and the interests of other stakeholders affected by Planet’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that serve a rational purpose. If a conflict between the interests of our stockholders and the other interests enumerated above occur, our directors must only make informed and disinterested decisions that serve a rational purpose; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders, which could have a material adverse effect on our business, results of operations and financial condition, which in turn could cause our stock price to decline.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the New York Stock Exchange. For example, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we did not previously incur as a private company. Compliance with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs and demands on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial additional costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. Furthermore, if any issues in complying with those requirements are identified, we may incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it.

In addition, certain members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. As such, our management team may not effectively or efficiently manage these obligations or constituents. These obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, financial condition, and results of operations.

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

Compliance obligations under the Sarbanes-Oxley Act require substantial financial and management resources.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. In addition, our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, or expresses an adverse opinion, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets or other sources of funds and our stock price may be adversely affected.

Compliance with the Sarbanes-Oxley Act requires that we incur substantial expenses and expend significant management efforts, including a potential need to hire additional accounting and financial. Any disruptions or difficulties in implementing or using these systems could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our systems of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements.

Item 1B. Unresolved Staff Comments
Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy
We have developed and implemented Information Technology (“IT”) and cybersecurity risk management policies, standards, processes and practices intended to protect the confidentiality, integrity, and availability of our critical systems and information. We operate complex terrestrial and orbital computer networks and systems, in a challenging and dynamic geopolitical environment, comprising four interdependent security domains including: corporate security, space segment, data pipeline, and customer delivery. We believe we have a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that are designed for the prompt escalation of certain cybersecurity incidents so that any necessary decisions can be made by management in a timely manner.
Planet maintains a comprehensive Information Security Management System as part of its risk management strategy. We develop our platform and programs using a secure development lifecycle that takes into account industry standards and recommended practices. This includes security training for employees and contractors with access to company systems and data, formal security risk assessments, security design reviews, vulnerability management, security testing and verification of critical systems via in-house and third party penetration tests, proactive survivability planning, and third party risk management. Planet’s secure development lifecycle leverages industry standard tools, guidelines and practices to identify and manage security vulnerabilities.
Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall risk management program. We have a dedicated security team responsible for performing risk assessments designed to help identify cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment; managing our security controls, and informing our response to cybersecurity incidents. This team is composed of professionals with deep cybersecurity expertise, including our chief security officer, who has twenty plus years of military, public, and private sector cybersecurity experience. Additionally, our internal auditors independently test our IT and cybersecurity controls. Our executive leadership team, along with input from the above teams, are responsible for our overall risk management system and processes and regularly consider cybersecurity risks in the context of other material risks to the company.
Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents, particularly considering that cybersecurity threat actors are often highly sophisticated and nimble in their attacks. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

Governance
Governance and oversight related to our cybersecurity risk management policies and processes are conducted at both our board level and our management levels.
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risks to the audit committee. The audit committee oversees management’s implementation of our cybersecurity risk management policies and processes. The audit committee receives periodic reports from management on our cybersecurity risks (this includes reports from our management risk committee, discussed below). In addition, executive leadership updates the audit committee, as necessary, regarding any significant cybersecurity incidents. The audit committee reports to the full board of directors regarding its activities, including those related to cybersecurity. Board members receive presentations on cybersecurity matters from our legal, security team or external experts as part of the board of director’s continuing education on topics that impact our operations and risks.
At the management level, our management risk committee, which includes members of our executive leadership and is led by our chief legal & administrative officer and chief financial officer, is responsible for assessing and managing IT and cybersecurity risks, in the context of other material risks to the company. Our management risk committee is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include, among other things, briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us.
We believe our dedicated security team and our management risk committee each play important roles in facilitating our cross-functional approach to identifying, preventing, mitigating and reporting cybersecurity threats and incidents and in ensuring our audit committee and board of directors are able to fulfill its oversight function in a timely manner. Additional information about the risks related to our cyber security appears in the “Risk Factors” section of this report.

Item 2. Properties
Our corporate headquarters is located in San Francisco, California, and consists of approximately 71,280 square feet, in which all satellite manufacturing, testing, and R&D occurs. Our European offices are located in Berlin, Germany, Haarlem, Netherlands, Ljubljana, Slovenia, and Graz, Austria, and consist of approximately 1,400, 774, 788, and 260 square meters, respectively. Our European offices host portions of our sales and marketing, software engineering, and satellite operation functions. We also have an approximately 3,000 square foot Washington, D.C., office that serves as the corporate headquarters for our subsidiary, Planet Labs Federal, Inc.
Our office buildings are leased over various lease terms extending until the end of calendar year 2030. We believe that our office space is adequate for our current needs and should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings
From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business, as well as governmental and other regulatory investigations and proceedings. In addition, third parties may from time to time assert claims against us in the form of letters and other communications. We are not currently a party to any legal proceedings that, if determined adversely to us, would, in our opinion, have a material adverse effect on our business, financial condition, results of operations, or cash flows. Future litigation may be necessary to defend ourselves and our business partners and to determine the scope, enforceability, and validity of third-party proprietary rights, or to establish our proprietary rights. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock and warrants are listed on the New York Stock Exchange (“NYSE”) under the symbols “PL” and “PL WS,” respectively.
Holders
On March 21, 2024, the numbers of record holders of the Company’s Class A common stock, Class B common stock and warrants were 103, 2 and 4, respectively. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
The graph below illustrates the total return from December 7, 2021, which was the first day our Class A common stock began trading after the closing of Business Combination, through January 31, 2024, for (i) our Class A common stock, (ii) the Nasdaq Composite Index (“Nasdaq Composite”), and (iii) the Nasdaq Computer Index (“Nasdaq Computer”). The graph assumes that $100 was invested on December 7, 2021 in each of our Class A common stock, the Nasdaq Composite, and the Nasdaq Computer, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

	12/7/21	1/31/22	4/30/22	7/31/22	10/31/22	1/31/23	4/30/23	7/31/23	10/31/23	1/31/24
Planet Labs PBC Class A common stock	$100.00	$56.43	$46.53	$49.31	$48.57	$45.79	$37.74	$34.41	$19.98	$20.91
NASDAQ Composite	$100.00	$91.72	$79.58	$80.12	$71.20	$75.25	$79.60	$93.60	$84.01	$99.33
NASDAQ Computer	$100.00	$93.59	$78.56	$78.81	$66.03	$73.74	$81.57	$100.02	$91.47	$110.07

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
This MD&A generally discusses fiscal year ended January 31, 2024 and fiscal year ended January 31, 2023 items and year-to-year comparisons between fiscal year ended January 31, 2024 and fiscal year ended January 31, 2023. Discussions of fiscal year ended January 31, 2022 items and year-to-year comparisons between the fiscal year ended January 31,2023 and the fiscal year ended January 31, 2022 that are not included in this Form 10-K can be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2023, filed with the SEC on March 30, 2023.

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
To help further our mission, we have developed advanced satellite technology that increases the cost performance of each satellite. This has enabled us to launch large fleets of satellites at lower cost and in turn record over 2,700 images on average for every point on Earth’s landmass, a non-replicable historical archive for analytics, machine learning, and insights. We have advanced data processing capabilities that enable us to produce “AI-ready” data sets. As this data set continues to grow, we believe its value to our customers will further increase.
We currently serve customers across large commercial and government verticals, including agriculture, mapping, energy, forestry, finance and insurance, as well as federal, civil, state, and local governments. Our customers in government and commercial markets, leverage our product capabilities to monitor and manage global change over broad areas to take action.
Our proprietary data set and analytics are delivered pursuant to subscription and usage-based data licensing agreements and are accessed by our customers through our online platform and subscription APIs. We believe our efficient cost structure, one-to-many business model and differentiated data set have enabled us to grow our customer base across multiple vertical markets. As of January 31, 2024, our End of Period (“EoP”) Customer Count was 1,018 customers, which represented a 15% year-over-year growth when compared to January 31, 2023. For a definition of EoP Customer Count, see the section titled “Key Operational and Business Metrics.” Over 90% of our ACV Book of Business (as defined below) consists of annual or multi-year contracts. Our average contract length continues to be approximately two years, weighted on an annual contract value basis.

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
Our Business Model
We primarily generate revenue through selling licenses to our data and analytics to customers over an entirely cloud-based platform via fixed price subscription and usage-based contracts. Data licensing subscriptions and minimum commitment usage-based contracts provide a large recurring revenue base for our business with a low incremental cost to serve each additional customer. Payment terms of our customer agreements are most commonly in advance on an either quarterly or annual basis, although a small number of large contracts have required payment terms that are monthly or quarterly in arrears. Additionally, we also generate a small amount of revenue from sales of third-party imagery, professional services, and customer support.
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
Key elements of our growth strategy include:
Scaling in Existing Verticals:
We plan to invest in sales, marketing, and software solutions to expand within our existing customer base and further penetrate vertical markets in which end users are early adopters of geospatial data, such as civil government, agriculture, and defense and intelligence.
Expansion into New Verticals and Applications:
We plan to invest in our offerings to make our data more actionable and accessible to a larger group of customers and users, including non-geospatial experts such as data and business analysts in government and commercial organizations. We believe this will help us address use cases in key emerging markets such as energy, infrastructure, finance, insurance, and consumer packaged goods. We also intend to partner with companies building vertical market solutions, such as independent software vendors, as well as business intelligence and analytics providers. While we have customers and partners today in many of these verticals, we believe enhancing our data to meet their needs has the potential to accelerate the proliferation of our data and analytics usage across more end users. Additionally, we currently have multiple partners with solutions that rapidly generate insights for customers using our proprietary data and AI technology. Their capabilities include training models on our proprietary data to find any object of interest to a user over broad areas of land or sea. We believe recent and ongoing advancements in AI will support making our datasets more accessible to customers and users across new and existing verticals by speeding customer time to value through these capabilities.
Continued Investment in Data Products:
We plan to scale and expand our existing products, as well as add new solutions, by building on our machine learning and computer vision capabilities with remote sensing techniques to fuse multiple data sources. These products allow our customers to consume simple, actionable time-series data within their existing workflows. We intend to create many of these key data sets internally, as well as in collaboration with our partners who have deep vertical expertise.

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
The acquisition has been accounted for as a business combination and is expected to expand our data analysis platform and allow customers to extract insights from earth observation data more easily. Refer to Note 6 “Acquisitions” for further information regarding this transaction.
Headcount Reduction
In August 2023, we announced a plan to reduce our global headcount by approximately 10% of our total number of employees prior to the reduction (the “headcount reduction”). This action was taken to increase our focus on high priority growth opportunities and operational efficiency.
As a result of the headcount reduction, in the fiscal year ending 2024, we recognized $7.4 million of costs for one-time employee termination benefits consisting of severance and other employee costs. We also recognized a $1.5 million stock-based compensation benefit primarily related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards. Refer to Note 8 “Restructuring” for further information regarding headcount reduction.
Continuing to Acquire New Customers
Attracting new customers is an important factor affecting our future growth and operating performance. We believe our ability to attract customers will be driven by our ability to continue to improve our data and offer software and analytic solutions that make our data easier to consume and integrate into our customers’ workflows, our success in offering new data sets and products to solve customer problems, increases in our global sales presence and increases in our marketing investments. As part of this strategy, we have recently made Planet’s data available for purchase directly through our Sentinel Hub self-service platform, which facilitates rapid user adoption, particularly by empowering users to access our solutions without formal sales interaction. We believe this serves as a natural entry point for some of our smaller accounts, enabling them to realize the value of Planet’s offerings, leading to broader awareness of our solutions throughout their networks and organizations.
In addition, we plan to continue investing in making our data more digestible and accessible to non-technical business users and to build solutions to address more use cases and expand our addressable market. As a result of this strategy, we anticipate our research and development expenditures will increase in the near term. We will also aim to expand our reach with customers by partnering with independent software vendors and solution providers who are building vertical market-specific solutions. While we have customers and partners today in many markets, we believe that our increased investment in developing software analytics solutions has the potential to accelerate the usage of our data and analytics across broader audiences. Additionally, the timing of securing new customer contracts, including when it occurs during the year and the length of the sales cycle, as well as the size of the contracts, can impact our operating performance.
Retention and Expansion of Existing Customers
To increase customer retention and expansion of revenue from existing customers, we are making a number of investments in our operations. Customer retention and expansion is driven by the speed with which our customers realize the value of our data once they become customers, our ability to cross-sell our different products to our existing customers and our ability to offer new products to our customers. Therefore, to increase customer retention and sales to existing customers, we have invested in our customer success function, continuous improvements to our existing data, and the software tools and analytic tools that make our data easier to consume. As a result of such investments, we anticipate our cost of revenue, operating expenses, and capital expenditures will increase as we continue to prioritize customer retention and expansion and consequently, we are likely to experience losses in the near term, delaying our ability to achieve profitability and adversely affecting cash flows.
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

Net Dollar Retention Rate

	Year Ended January 31,
	2024	2023
Net Dollar Retention Rate	101%	131%
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate decreased to 101% for the fiscal year ended January 31, 2024 as compared to 131% for the fiscal year ended January 31, 2023, primarily due to large government contract expansions in the prior fiscal year ended January 31, 2023 and the impact from delays in renewals and expansions of some government contracts and contractions of certain contracts with customers in the commercial vertical in the fiscal year ended January 31, 2024.

Net Dollar Retention Rate including Winbacks

	Year Ended January 31,
	2024	2023
Net Dollar Retention Rate including Winbacks	103%	134%
We assess two metrics for net dollar retention—Net Dollar Retention Rate, as described above, and Net Dollar Retention Rate including winbacks. A winback is a previously existing customer that was inactive at the start of the measurement period but has reactivated during the measurement period. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention Rate set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks decreased to 103% for the fiscal year ended January 31, 2024 as compared to 134% for the fiscal year ended January 31, 2023, primarily due to large government contract expansions in the fiscal year ended January 31, 2023 and the impact from delays in renewals and expansions of some government contracts and contractions of certain commercial contracts with customers in the commercial vertical in the fiscal year ended January 31, 2024.

EoP Customer Count

	Year Ended January 31,
	2024	2023
EoP Customer Count	1,018	882
We define EoP Customer Count as the total count of all existing customers at the end of the period excluding customers that are exclusively Sentinel Hub self-service paying users. For EoP Customer Count, we define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. For EoP Customer Count, we do not include users that only utilize our self-service Sentinel Hub web based ordering system, which we acquired in August 2023, and which offers standard starter packages on a monthly or annual basis. We believe excluding these users from EoP Customer Count creates a more useful metric, as we view the Sentinel Hub starter packages as entry points for smaller accounts, leading to broader awareness of our solutions throughout their networks and organizations. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count increased to 1,018 as of January 31, 2024, as compared to 882 as of January 31, 2023. The increase was primarily attributable to the increased demand for our data.

Percent of Recurring ACV

	Year Ended January 31,
	2024	2023
Percent of Recurring ACV	93%	94%
Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts, excluding customers that are exclusively Sentinel Hub self-service paying users. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts (excluding customers that are exclusively Sentinel Hub self-service paying users) divided by the total dollar value of all contracts in our ACV Book of Business at a specific point in time. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV decreased to 93% for the fiscal year ended January 31, 2024, as compared to 94% for the fiscal year ended January 31, 2023.

Capital Expenditures as a Percentage of Revenue

	Year Ended January 31,
	2024	2023
Capital Expenditures as Percentage of Revenue	19%	7%
We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue increased to 19% for the fiscal year ended January 31, 2024, as compared to 7% for the fiscal year ended January 31, 2023. The increase in Capital Expenditures as a Percentage of Revenue was primarily attributable to an increase in capitalized labor and material related to the build of our next generation high resolution Pelican satellites and medium resolution satellites.

Components of Results of Operations
Revenue
We derive revenue principally from licensing rights to use our imagery that is delivered digitally through our online platform in addition to providing related services. Imagery licensing agreements vary by contract, but generally have annual or multi-year contractual terms. The data licenses are generally purchased via a fixed price contract on a subscription or usage basis, whereby a customer pays for access to our imagery or derived imagery data, delivered by Planet or through partners, which may be downloaded over a specific period of time, or, less frequently, on a transactional basis, whereby the customer pays for individual content licenses.
We also provide a small amount of other services to customers, including professional services such as training, analytical services, research and development services to third parties, and other value-added activities related to our imagery, data and technology. These revenues are recognized as the services are rendered, on a proportional performance basis for fixed price contracts or ratably over the contract term for subscription professional services and analytics contracts. Training revenues are recognized as the services are performed.
Cost of Revenue
Cost of revenue consists of employee-related costs of performing account and data provisioning, customer support, satellite and engineering operations, as well as the costs of operating and retrieving information from the satellites, processing and storing the data retrieved, third party imagery expenses, depreciation of satellites and ground stations, amortization of acquired intangibles and amortization of capitalized internal-use software related to creating imagery provided to customers. Employee-related costs include salaries, benefits, bonuses and stock-based compensation. To a lesser extent, cost of revenue includes costs from professional services, including costs paid to subcontractors, solution partners and certain third-party fees.
We expect cost of revenue to continue to increase as we invest in our delivery organization, incorporate third-party products into our solutions and introduce future product sets that may require higher compute capacity. As we continue to grow our subscription revenue contracts and increase the revenue associated with our analytic capabilities, we anticipate further economies of scale on our satellites and other infrastructure costs as we incur lower marginal cost with each new customer we add to our platform.
Research and Development
Research and development expenses primarily include personnel related expenses for employees and consultants, hardware costs, supplies costs, contractor fees and administrative expenses. Employee-related costs include salaries, benefits, bonuses and stock-based compensation. Expenses classified as research and development are expensed as incurred and attributable to advancing technology research, platform and infrastructure development and the research and development of new product iterations. Funding for our performance of research and development services under certain arrangements are recognized as a reduction of research and development expenses based on a cost incurred method.
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
Sales and Marketing
Sales and marketing expenses primarily include costs incurred to market and distribute our products. Such costs include expenses related to advertising and conferences, sales commissions, salaries, benefits and stock-based compensation for our sales and marketing personnel and sales office expenses. Sales and marketing expenses also include fees for professional and consulting services principally consisting of public relations and independent contractor expenses. Sales and marketing costs are expensed as incurred.
We intend to continue to invest in our selling and marketing capabilities in the future and may increase this expense in future periods as we look to upsell new product features and expand into new market verticals. Selling and marketing expenses as a percentage of total revenue may fluctuate from period to period based on total revenue and the timing of our investments.
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
We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations, and professional services. As the company grows, we expect that our general and administrative expenses will increase in future periods and vary from period to period as a percentage of revenue, but we expect to realize operating scale with respect to these expenses over time as we grow our revenue.
Interest Income
Interest income primarily consists of interest earned on our cash, cash equivalents and short-term investments. Our cash equivalent and short-term investment portfolio is invested with a goal of preserving our access to capital, and generally consists of money market funds, commercial paper, corporate debt securities and U.S. government and U.S. government agency debt securities.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities consists of the change in fair value of the public and private placement warrant liabilities. We expect to incur other incremental income or expense for fair value adjustments resulting from warrant liabilities that remain outstanding.

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

Results of Operations
Year Ended January 31, 2024 Compared to Year Ended January 31, 2023
The following table sets forth a summary of our consolidated results of operations for the years indicated and the changes between such periods.

	Year Ended January 31,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Revenue	$220,696	$191,256	$29,440	15%
Cost of revenue	107,746	97,248	10,498	11%
Gross profit	112,950	94,008	18,942	20%
Operating expenses
Research and development	116,339	110,916	5,423	5%
Sales and marketing	86,304	78,020	8,284	11%
General and administrative	80,055	80,747	(692)	(1)%
Total operating expenses	282,698	269,683	13,015	5%
Loss from operations	(169,748)	(175,675)	5,927	(3)%
Interest income	15,414	7,672	7,742	101%
Change in fair value of warrant liabilities	13,709	6,554	7,155	109%
Other income (expense), net	931	330	601	182%
Total other income (expense), net	30,054	14,556	15,498	106%
Loss before provision for income taxes	(139,694)	(161,119)	21,425	(13)%
Provision for income taxes	815	847	(32)	(4)%
Net loss	$(140,509)	$(161,966)	$21,457	(13)%

Revenue
Revenue increased $29.4 million, or 15%, to $220.7 million for the fiscal year ended January 31, 2024, from $191.3 million for the fiscal year ended January 31, 2023. The increase was primarily due to a $17.6 million increase from total customer growth worldwide, including new customers acquired from the Sinergise acquisition, and net expansion of existing customer contracts of $11.8 million. EoP Customer Count increased approximately 15% to 1,018 as of January 31, 2024, from 882 as of January 31, 2023. The increase in revenue was primarily driven by growth in the Civil Government and Defense and Intelligence customers.
Cost of Revenue
Cost of revenue increased $10.5 million, or 11%, to $107.7 million for the fiscal year ended January 31, 2024, from $97.2 million for the fiscal year ended January 31, 2023. The increase was primarily due to a $5.0 million increase in hosting costs associated with an increase in archive data and growth in our customer base and a $2.1 million increase in employee-related costs. The increase in employee-related costs was primarily due to increased headcount and partially due to a $0.6 million severance and termination benefits charge associated with the headcount reduction. The increase was also partially due to a $2.4 million increase in depreciation expense. The increase in depreciation expense was primarily due to a $7.0 million increase resulting from changes in estimated useful lives of certain high resolution satellites during the fiscal year ended January 31, 2024 (as further discussed below), which was partially offset by a $4.1 million decrease resulting from a high resolution satellite that became fully depreciated during the fiscal year ended January 31, 2023 and a $0.5 million decrease resulting from a high resolution satellite that moved to experimental status during the fiscal year ended January 31, 2023, which resulted in depreciation expense for the satellite to be classified prospectively as research and development expense. The increase was also partially due to a $1.0 million increase in subcontractor costs and a $0.5 million increase in software and maintenance costs. These increases were partially offset by a $1.4 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares.
During the fiscal year ended January 31, 2024, additional information specific to certain high resolution satellites became available indicating that the useful lives of these satellites will be less than originally estimated. The changes in estimated useful lives for these satellites were accounted for prospectively, resulting in an increase of depreciation expense of $7.0 million and an increase in basic and diluted net loss per share attributable to common stockholders of approximately $0.02 for the fiscal year ended January 31, 2024.
Research and Development
Research and development expenses increased $5.4 million, or 5%, to $116.3 million for the fiscal year ended January 31, 2024, from $110.9 million for the fiscal year ended January 31, 2023. The increase was primarily due to an increase of $20.5 million in employee-related costs, which was primarily due to increased headcount and partially due to a $3.3 million severance and termination benefits charge associated with the headcount reduction. The increase was also partially due to a $1.9 million non-recurring expense related to transaction bonuses paid to Sinergise employees, which was allocated from the purchase consideration we paid in connection with the Sinergise acquisition. The increase was also partially due to a $1.9 million increase in depreciation expense associated with satellites classified as experimental, an increase in contractor costs of $0.7 million to support various research and development initiatives, and a $0.6 million increase in software and maintenance costs. These increases were partially offset by a $9.5 million increase in funding recognized for our research and development arrangements, a $8.3 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares, and a $4.6 million decrease in spacecraft hardware costs for research and development activities.

In July 2023, projected costs related to certain of our research and development arrangements were revised down as a result of operational decisions. This change in estimate resulted in a $2.2 million cumulative increase of funding recognized for certain of our research and development arrangements for the fiscal year ended January 31, 2024.
Sales and Marketing
Sales and marketing expenses increased $8.3 million, or 11%, to $86.3 million, for the fiscal year ended January 31, 2024, from $78.0 million for the fiscal year ended January 31, 2023. The increase was primarily due to an increase of $7.7 million in employee-related costs, which was primarily due to increased headcount and partially due to a $1.9 million severance and termination benefits charge associated with the headcount reduction. The increase was also partially due to a $3.7 million increase in marketing expenses driven by increased events and a $2.5 million increase in sales commissions expense. These increases were partially offset by a $3.5 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earnout shares, and a $2.5 million decrease in professional and consulting expenses.
General and Administrative
General and administrative expenses decreased $0.7 million, or 1%, to $80.1 million for the fiscal year ended January 31, 2024, from $80.7 million for the fiscal year ended January 31, 2023. The decrease was primarily due to a $5.2 million decrease in stock based compensation expense, which was primarily due to a decline in expense related to earn-out shares. The decrease was also partially due to a $2.0 million decrease in directors’ and officers’ insurance costs and a $1.0 million decrease in depreciation and amortization, primarily related to our office facilities. These decreases were partially offset by a $5.0 million increase in employee-related costs, primarily as a result of increased headcount and partially due to a $1.6 million severance and termination benefits charge associated with the headcount reduction. The decreases were also partially offset due to a $1.1 million increase in software costs and a $1.0 million increase in rent costs related to new facility leases.

Interest Income
Interest income increased $7.7 million, to $15.4 million for the fiscal year ended January 31, 2024, from $7.7 million for the fiscal year ended January 31, 2023. The increase was primarily due to our short-term investment balances and an increase in interest rates.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities for the fiscal years ended January 31, 2024 and January 31, 2023 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock.
Other Income (Expense), net
Other income (expense), net of $0.9 million for the fiscal year ended January 31, 2024 primarily reflects the recognition of an insurance claim recovery of $0.8 million associated with a high resolution satellite. Other income (expense), net of $0.3 million for the fiscal year ended January 31, 2023 primarily reflects realized and unrealized foreign currency exchange gains and losses.
Provision for Income Taxes
Provision for income taxes was $0.8 million for both of the fiscal years ended January 31, 2024 and 2023. For the fiscal years ended January 31, 2024 and 2023, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the fiscal years ended January 31, 2024 and 2023 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

Non-GAAP Information
This Form 10-K includes Non-GAAP Gross Profit, Non-GAAP Gross Margin, Adjusted EBITDA and Backlog, which are non-GAAP measures that we use to supplement our results presented in accordance with U.S. GAAP. We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments.
We define and calculate Non-GAAP Gross Profit as gross profit adjusted for stock-based compensation, amortization of acquired intangible assets classified as cost of revenue, restructuring costs, and employee transaction bonuses in connection with the Sinergise business combination. We define Non-GAAP Gross Margin as Non-GAAP Gross Profit divided by revenue.
We define and calculate Adjusted EBITDA as net income (loss) before the impact of interest income and expense, income tax expense and depreciation and amortization, and further adjusted for the following items: stock-based compensation, change in fair value of warrant liabilities, non-operating income and expenses such as foreign currency exchange gain or loss, restructuring costs, and employee transaction bonuses in connection with the Sinergise business combination.
We present Non-GAAP Gross Profit, Non-GAAP Gross Margin and Adjusted EBITDA because we believe these measures are frequently used by analysts, investors and other interested parties to evaluate companies in our industry and facilitates comparisons on a consistent basis across reporting periods. Further, we believe these measures are helpful in highlighting trends in our operating results because they exclude items that are not indicative of our core operating performance.
We define and calculate Backlog as remaining performance obligations plus the cancellable portion of the contract value for contracts that provide the customer with a right to terminate for convenience without incurring a substantive termination penalty and written orders where funding has not been appropriated. Backlog does not include unexercised contract options. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. Remaining performance obligations do not include contracts which provide the customer with a right to terminate for convenience without incurring a substantive termination penalty, written orders where funding has not been appropriated and unexercised contract options.

An increasing and meaningful portion of our revenue is generated from contracts with the U.S. government and other government customers. Cancellation provisions, such as termination for convenience clauses, are common in contracts with the U.S. government and certain other government customers. We present Backlog because the portion of our customer contracts with such cancellation provisions represents a meaningful amount of our expected future revenues. Management uses backlog to more effectively forecast our future business and results, which supports decisions around capital allocation. It also helps us identify future growth or operating trends that may not otherwise be apparent. We also believe Backlog is useful for investors in forecasting our future results and understanding the growth of our business. Customer cancellation provisions relating to termination for convenience clauses and funding appropriation requirements are outside of our control, and as a result, we may fail to realize the full value of such contracts.
Non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation from, as a substitute for, or superior to, measures of financial performance prepared in accordance with U.S. GAAP. The non-GAAP financial measures presented are not based on any standardized methodology prescribed by U.S. GAAP and are not necessarily comparable to similarly-titled measures presented by other companies, which may have different definitions from ours. Further, certain of the non-GAAP financial measures presented exclude stock-based compensation expenses, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy.

Non-GAAP Gross Profit and Non-GAAP Gross Margin
The table below reconciles Non-GAAP Gross Profit and Non-GAAP Gross Margin to Gross Profit and Gross Margin (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Year Ended January 31,
(in thousands, except percentages)	2024	2023
Gross Profit	$112,950	$94,008
Cost of revenue—Stock-based compensation	3,636	5,119
Amortization of acquired intangible assets	2,460	1,553
Restructuring costs (1)	564	—
Employee transaction bonuses in connection with the Sinergise business combination (2)	267	—
Non-GAAP Gross Profit	$119,877	$100,680
Gross Margin	51%	49%
Non-GAAP Gross Margin	54%	53%
(1) As part of the headcount reduction plan announced in August 2023, we recognized $0.6 million of severance and other employee costs within cost of revenue for the fiscal year ended January 31, 2024. For the fiscal year ended January 31, 2024, the restructuring related stock-based compensation benefit recognized within cost of revenue of $0.1 million is included on its respective line item. Refer to Note 8 to our consolidated financial statements in Part 8 of this Form 10-K.
(2) Certain employees of Sinergise, who became employees of Planet, were paid cash transaction bonuses in connection with the closing of the Sinergise acquisition. The cost of the transaction bonuses was allocated from the purchase consideration we paid for the acquisition. Refer to Note 6 to our consolidated financial statements in Part 8 of this Form 10-K.

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Year Ended January 31,
(in thousands)	2024	2023
Net loss	$(140,509)	$(161,966)
Interest income	(15,414)	(7,672)
Income tax provision	815	847
Depreciation and amortization	47,639	43,330
Change in fair value of warrant liabilities	(13,709)	(6,554)
Stock-based compensation	57,132	75,544
Restructuring costs (1)	7,376	—
Employee transaction bonuses in connection with the Sinergise business combination (2)	2,317	—
Other (income) expense	(931)	(330)
Adjusted EBITDA	$(55,284)	$(56,801)
(1) As part of the headcount reduction plan announced in August 2023, we recognized $7.4 million of severance and other employee-related costs for the fiscal year ended January 31, 2024. For the fiscal year ended January 31, 2024, the restructuring related stock-based compensation benefit of $1.5 million is included on its respective line item. Refer to Note 8 to our consolidated financial statements in Part 8 of this Form 10-K.
(2) Certain employees of Sinergise, who became employees of Planet, were paid cash transaction bonuses in connection with the closing of the Sinergise acquisition. The cost of the transaction bonuses was allocated from the purchase consideration we paid for the acquisition. Refer to Note 6 to our consolidated financial statements in Part 8 of this Form 10-K.
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
•Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on debt, which reduces cash available to us;
•Adjusted EBITDA does not include severance payments made in conjunction with a reduction in headcount announced in August 2023, which reduces cash available to us;
•Adjusted EBITDA does not reflect income tax expense that reduces cash available to us; and
•the expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similar measures when they report their operating results.

Backlog
The table below reconciles Backlog to remaining performance obligations for the periods indicated:

	Year Ended January 31,
(in thousands)	2024	2023
Remaining performance obligations	$132,571	$151,976
Cancellable amount of contract value	109,821	127,667
Backlog	$242,392	$279,643
For remaining performance obligations as of January 31, 2024, the Company expects to recognize approximately 86% over the next 12 months, approximately 98% over the next 24 months, and the remainder thereafter. For Backlog as of January 31, 2024, the Company expects to recognize approximately 67% over the next 12 months, approximately 85% over the next 24 months, and the remainder thereafter.

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
As of January 31, 2024, and 2023, we had $83.9 million and $181.9 million, respectively, in cash and cash equivalents. Additionally, as of January 31, 2024, and 2023, we had short-term investments of $215.0 million and $226.9 million, respectively, which are highly liquid in nature and available for current operations. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.
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
As of January 31, 2024, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, purchase commitments for future satellite launch services, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 9, 11, and 15 to our consolidated financial statements in Part 8 of this Form 10-K for more information regarding these cash requirements.
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

	Year Ended January 31,
(in thousands)	2024	2023
Net cash provided by (used in)
Operating activities	$(50,711)	$(73,933)
Investing activities	$(33,586)	$(242,263)
Financing activities	$(1,598)	$7,860
Net cash used in operating activities
Net cash used in operating activities for the fiscal year ended January 31, 2024, primarily consisted of the net loss of $140.5 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included depreciation and amortization expense of $47.6 million and stock-based compensation expense of $57.1 million, which were partially offset by a change in fair value of warrant liabilities of $13.7 million. The net change in operating assets and liabilities primarily consisted of a $25.0 million decrease in accounts payable, accrued and other liabilities and a $2.7 million increase in accounts receivable, which were partially offset by a $22.2 million increase in deferred revenue and a $10.5 million decrease in prepaid expenses and other assets.
Net cash used in operating activities for the fiscal year ended January 31, 2023, primarily consisted of the net loss of $162.0 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included depreciation and amortization expense of $43.3 million and stock-based compensation expense of $75.5 million, which were partially offset by a change in fair value of warrant liabilities and convertible notes of $6.6 million. The net change in operating assets and liabilities primarily consisted of a $14.4 million decrease in deferred revenue, a $10.1 million increase in prepaid expenses and other assets, and a $3.0 million decrease in accounts payable, accrued and other liabilities, which was partially offset by a $6.3 million decrease in accounts receivable.
Net cash used in investing activities
Net cash used in investing activities for the fiscal year ended January 31, 2024, consisted of purchases of available-for-sale securities of $189.1 million, purchases of property and equipment of $38.0 million, and capitalized internal-use software costs of $4.4 million, partially offset by maturities of available-for-sale securities of $161.3 million and sales of available-for-sale securities of $45.6 million. Cash used in investing activities also included $7.5 million for the acquisition of Sinergise in August 2023.
Net cash used in investing activities for the fiscal year ended January 31, 2023, consisted of purchases of available-for-sale securities of $280.3 million, purchases of property and equipment of $10.4 million, and capitalized internal-use software costs of $2.3 million, partially offset by maturities of available-for-sale securities of $55.2 million. Cash used in investing activities also included $3.8 million, net of cash acquired, for the acquisition of Salo Sciences in January 2023.
Net cash provided by (used in) financing activities
Net cash used in financing activities for the fiscal year ended January 31, 2024, primarily consisted of payment of tax withholding obligations for vesting of restricted stock units of $9.0 million, which was partially offset by proceeds from the exercise of common stock options of $7.4 million.
Net cash provided by financing activities for the fiscal year ended January 31, 2023, primarily consisted of proceeds from the exercise of common stock options of $14.7 million, which was partially offset by payment of tax withholding obligations for vesting of restricted stock units of $6.3 million.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. The accounting policies described below have been identified as critical to our business operations and to understanding the results of our operations. Accordingly, we evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions.
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
We derive our revenue principally from licensing rights to use imagery that is delivered digitally through our online platform in addition to providing related services. Imagery licensing agreements vary by contract, however, generally they have annual or multi-year contractual terms. The licenses are generally purchased on a subscription basis, whereby a customer pays for access to our imagery that may be downloaded over a specific period of time, or, on a transactional basis, whereby the customer pays for individual content licenses at the time of download. Our imagery licensing agreements and service agreements are often non-cancelable and do not contain refund-type provisions
The recognition and measurement of revenue requires the use of judgments and estimates. Specifically, judgment is used in identifying the performance obligations and the standalone selling price (“SSP”) of the performance obligations.
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
Pursuant to the Merger Agreement for the Business Combination, Former Planet equity holders, including Former Planet equity award holders, have the right to receive earn-out consideration (the “Earn-out Shares”). The Earn-out Shares may be earned in four equal tranches (i) when the closing price of our Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026, or (ii) we consummate a change of control transaction prior to December 7, 2026 that entitles our stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00. Any right to Earn-out Shares that remains unvested on the first business day after five years from the closing of the Business Combination will be forfeited without any further consideration.
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
As of January 31, 2024, the Company had 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.
The Public Warrants are traded on the NYSE and are recorded at fair value using the closing price as of the measurement date.
The fair value of the Private Placement Warrants (excluding the Private Placement Vesting Warrants) are estimated using the Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants are estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. These valuation models require inputs such as the fair value of our Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of our Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is five years from the closing of the Business Combination. We had historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on the historical volatility of a publicly traded set of peer companies.
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
During the fiscal year ended January 31, 2024, additional information specific to certain high resolution satellites became available indicating that the useful lives of these satellites will be less than originally estimated. The changes in estimated useful lives for these satellites were accounted for prospectively, resulting in an increase of depreciation expense of $7.0 million for the fiscal year ended January 31, 2024.
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
No events or changes in circumstances indicated the carrying amounts of our long-lived assets may not be recoverable during the fiscal years ended January 31, 2024 and 2023.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization and is tested for impairment at least annually, during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that the asset might be impaired. In assessing goodwill for impairment, we first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, we consider factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should we conclude that it is more likely than not that the recorded goodwill amounts have been impaired, or if we elect to bypass the optional qualitative assessment as provided for under U.S. GAAP, we proceed with performing a quantitative impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. No goodwill impairment was recorded during the fiscal years ended January 31, 2024, 2023 and 2022.

Income Taxes
We are subject to income taxes in the United States and various foreign jurisdictions. We account for income taxes using the asset and liability method whereby deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.
In evaluating our ability to recover our deferred tax assets, we evaluate all available positive and negative evidence such as past operating results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax planning strategies. Based on management’s assessment that the realization of any future benefit from our deferred tax assets cannot be sufficiently assured, we recorded a valuation allowance against these deferred tax assets. Management’s estimates of future profitability and future changes in ownership may materially impact our valuation allowance and our net deferred tax position.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar, which is our functional currency. Our foreign subsidiaries, revenue and operating expenses expose us to foreign currency exchange risk. For the fiscal years ended January 31, 2024, 2023 and 2022, approximately 24%, 20% and 10%, respectively, of our revenue was in foreign currencies. These sales were primarily denominated in Euro and Norwegian Krone. We do not believe a 10% change in the relative value of the U.S. Dollar would have materially affected our consolidated financial statements for the periods presented.
Interest Rate Risk
As of January 31, 2024, we had cash and cash equivalents of $83.9 million and $215.0 million of short-term investments, consisting of available-for-sale securities. The available-for-sale securities are recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a component of Other comprehensive income (loss), net of tax.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Planet Labs PBC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Planet Labs PBC (the Company) as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 28, 2024 expressed an unqualified opinion thereon.
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
March 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Planet Labs PBC
Opinion on Internal Control Over Financial Reporting
We have audited Planet Labs PBC’s internal control over financial reporting as of January 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Planet Labs PBC (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2024, and the related notes and our report dated March 28, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Jose, California
March 28, 2024

Planet Labs PBC
Consolidated Balance Sheets

	January 31,
(in thousands, except share and par value amounts)	2024	2023
Assets
Current assets
Cash and cash equivalents	$83,866	$181,892
Restricted cash and cash equivalents, current	8,360	527
Short-term investments	215,041	226,868
Accounts receivable, net of allowance of $1,539 and $1,289, respectively	43,320	38,952
Prepaid expenses and other current assets	19,564	27,416
Total current assets	370,151	475,655
Property and equipment, net	113,429	108,091
Capitalized internal-use software, net	14,973	11,417
Goodwill	136,256	112,748
Intangible assets, net	32,448	14,831
Restricted cash and cash equivalents, non-current	9,972	5,657
Operating lease right-of-use assets	22,339	20,403
Other non-current assets	2,429	3,921
Total assets	$701,997	$752,723
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,601	$6,900
Accrued and other current liabilities (1)	44,779	46,022
Deferred revenue (1)	72,327	51,900
Liability from early exercise of stock options	8,964	12,550
Operating lease liabilities, current	7,978	4,885
Total current liabilities	136,649	122,257
Deferred revenue	5,293	2,882
Deferred hosting costs (1)	7,101	8,679
Public and private placement warrant liabilities	2,961	16,670
Operating lease liabilities, non-current	16,952	17,145
Contingent consideration	5,885	7,499
Other non-current liabilities	9,138	1,487
Total liabilities	183,979	176,619
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at January 31, 2024 and 2023, 268,117,905 and 250,625,975 Class A shares issued and outstanding at January 31, 2024 and 2023, respectively, 21,157,586 Class B shares issued and outstanding at January 31, 2024 and 2023, 0 Class C shares issued and outstanding at January 31, 2024 and 2023 (1)	28	27
Additional paid-in capital	1,596,201	1,513,102
Accumulated other comprehensive income	1,594	2,271
Accumulated deficit	(1,079,805)	(939,296)
Total stockholders’ equity	518,018	576,104
Total liabilities and stockholders’ equity	$701,997	$752,723

(1)	Balance includes related-party transactions entered into with Google, LLC (“Google”). See Note 15.
See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except share and per share amounts)	2024	2023	2022
Revenue (1)	$220,696	$191,256	$131,209
Cost of revenue (1)	107,746	97,248	82,987
Gross profit	112,950	94,008	48,222
Operating expenses
Research and development (1)	116,339	110,916	66,684
Sales and marketing	86,304	78,020	52,917
General and administrative	80,055	80,747	56,672
Total operating expenses	282,698	269,683	176,273
Loss from operations	(169,748)	(175,675)	(128,051)
Debt extinguishment loss	—	—	(1,690)
Interest income	15,414	7,672	21
Interest expense	—	—	(8,772)
Change in fair value of convertible notes and warrant liabilities	13,709	6,554	5,726
Other income (expense), net	931	330	(2,248)
Total other income (expense), net	30,054	14,556	(6,963)
Loss before provision for income taxes	(139,694)	(161,119)	(135,014)
Provision for income taxes	815	847	2,110
Net loss	$(140,509)	$(161,966)	$(137,124)
Basic and diluted net loss per share attributable to common stockholders	$(0.50)	$(0.61)	$(1.72)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	279,585,698	267,126,918	79,610,970

(1)	Balance includes related-party transactions entered into with Google. See Note 15.
See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Comprehensive Loss

	Year Ended January 31,
(in thousands)	2024	2023	2022
Net loss	$(140,509)	$(161,966)	$(137,124)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(766)	13	327
Change in fair value of available-for-sale securities	89	162	—
Other comprehensive income (loss), net of tax	(677)	175	327
Comprehensive loss	$(141,186)	$(161,791)	$(136,797)

See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2021	131,252,627	$13	43,946,198	$4	$745,630	$1,769	$(639,905)	$107,511
Issuance of Class A common stock from the exercise of common stock options	—	—	3,671,551	1	9,399	—	—	9,400
Issuance of Class A common stock upon vesting of restricted stock units	—	—	1,425,209	—	—	—	—	—
Vesting of early exercised stock options	—	—	183,822	—	1,793	—	—	1,793
Class A common stock withheld to satisfy employee tax withholding obligations	—	—	(532,676)	—	(5,598)	—	—	(5,598)
Issuance of recourse note to employee	—	—	—	—	(391)	—	—	(391)
Stock-based compensation	—	—	—	—	43,185	—	—	43,185
Exercise of Class A common stock warrants	—	—	2,976,452	—	—	—	—	—
Conversion of convertible preferred stock to Class A common stock	(131,252,627)	(13)	131,252,627	13	—	—	—	—
Reclassification of convertible preferred stock warrant liabilities converted to Class A common stock warrants	—	—	—	—	23,477	—	—	23,477
Conversion of convertible notes to Class A common stock	—	—	10,578,521	1	114,353	—	—	114,354
Issuance of Class A common stock upon Business Combination and PIPE Investment, net	—	—	66,772,830	8	478,449	—	—	478,457
Issuance of Class A common stock for acquisition of business	—	—	1,900,739	—	12,854	—	—	12,854
Change in translation	—	—	—	—	—	327	—	327
Net loss	—	—	—	—	—	—	(137,124)	(137,124)
Balances at January 31, 2022	—	$—	262,175,273	$27	$1,423,151	$2,096	$(777,029)	$648,245

Continued on next page

Planet Labs PBC
Consolidated Statements of Stockholders’ Equity

Continued from previous page

(in thousands, except share amounts)	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at January 31, 2022	—	$—	262,175,273	$27	$1,423,151	$2,096	$(777,029)	$648,245
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	—	—	(301)	(301)
Issuance of Class A common stock from the exercise of common stock options	—	—	7,138,894	—	15,941	—	—	15,941
Issuance of Class A common stock upon vesting of restricted stock units	—	—	3,264,229	—	—	—	—	—
Vesting of early exercised stock options	—	—	367,644	—	3,584	—	—	3,584
Class A common stock withheld to satisfy employee tax withholding obligations	—	—	(1,162,479)	—	(6,337)	—	—	(6,337)
Stock-based compensation	—	—	—	—	76,873	—	—	76,873
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	162	—	162
Other	—	—	—	—	(110)	—	—	(110)
Change in translation	—	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	—	(161,966)	(161,966)
Balances at January 31, 2023	—	$—	271,783,561	$27	$1,513,102	$2,271	$(939,296)	$576,104
Issuance of Class A common stock from the exercise of common stock options	—	—	3,133,394	—	7,388	—	—	7,388
Issuance of Class A common stock upon vesting of restricted stock units	—	—	8,341,474	—	—	—	—	—
Issuance of Class A common stock for acquisition of business	—	—	6,745,438	1	21,621	—	—	21,622
Vesting of early exercised stock options	—	—	—	—	3,584	—	—	3,584
Class A common stock withheld to satisfy employee tax withholding obligations	—	—	(2,876,919)	—	(8,970)	—	—	(8,970)
Stock-based compensation	—	—	—	—	59,476	—	—	59,476
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	—	—	89	—	89
Other	—	—	2,148,543	—	—	—	—	—
Change in translation	—	—	—	—	—	(766)	—	(766)
Net loss	—	—	—	—	—	—	(140,509)	(140,509)
Balances at January 31, 2024	—	$—	289,275,491	$28	$1,596,201	$1,594	$(1,079,805)	$518,018

See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2024	2023	2022
Operating activities
Net loss	$(140,509)	$(161,966)	$(137,124)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	47,639	43,330	45,043
Stock-based compensation, net of capitalized cost of $2,344, $1,329 and $1,229, respectively	57,132	75,544	41,956
Change in fair value of convertible notes and warrant liabilities	(13,709)	(6,554)	(5,726)
Change in fair value of contingent consideration	(741)	—	—
Debt extinguishment loss	—	—	1,671
Amortization of debt discount and issuance costs	—	—	2,635
Impairment of capitalized internal-use software	—	—	1,143
Other	(4,321)	(404)	(1,348)
Changes in operating assets and liabilities
Accounts receivable	(2,658)	6,313	3,263
Prepaid expenses and other assets	10,498	(10,080)	(8,680)
Accounts payable, accrued and other liabilities	(25,014)	(2,986)	16,072
Deferred revenue	22,237	(14,387)	(4,898)
Deferred hosting costs	(1,265)	(2,743)	5,844
Deferred rent	—	—	(2,062)
Net cash used in operating activities	(50,711)	(73,933)	(42,211)
Investing activities
Purchases of property and equipment	(37,991)	(10,440)	(10,313)
Capitalized internal-use software	(4,419)	(2,320)	(4,618)
Maturities of available-for-sale securities	161,317	55,172	—
Sales of available-for-sale securities	45,580	—	—
Purchases of available-for-sale securities	(189,142)	(280,297)	—
Business acquisition, net of cash acquired	(7,542)	(3,821)	(9,620)
Other	(1,389)	(557)	(598)
Net cash used in investing activities	(33,586)	(242,263)	(25,149)
Financing activities
Proceeds from the exercise of common stock options	7,388	14,701	10,640
Class A common stock withheld to satisfy employee tax withholding obligations	(8,971)	(6,337)	(5,598)
Proceeds from the early exercise of common stock options	—	—	17,928
Proceeds from Business Combination and PIPE Investment, net of transaction costs	—	—	533,164
Principal payment of debt	—	—	(66,950)
Other	(15)	(504)	—
Net cash provided by (used in) financing activities	(1,598)	7,860	489,184
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	17	(402)	(1,550)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	(85,878)	(308,738)	420,274
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	188,076	496,814	76,540
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$102,198	$188,076	$496,814

	Year Ended January 31,
(in thousands)	2024	2023	2022
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—	$6,753
Net cash paid (received) for income tax	$(158)	$3,100	$884
Supplemental disclosures of noncash investing and financing activities
Contingent consideration for business acquisition	$5,842	$8,030	$—
Issuance of Class A common stock for business acquisition	$21,622	$—	$12,854
Conversion of convertible notes to Class A common stock	$—	$—	$114,354
Reclassification of convertible preferred stock warrant liabilities converted to Class A common stock warrants	$—	$—	$23,477
Accrued purchase of property and equipment	$1,428	$51	$354

See accompanying notes to consolidated financial statements.

Planet Labs PBC
Notes to Consolidated Financial Statements

(1)Organization
Planet Labs PBC (“Planet,” or the “Company”) was founded to design, construct, and launch constellations of satellites with the intent of providing high cadence geospatial data delivered to customers via an online platform. The Company’s mission is to use space to help life on Earth, by imaging the world every day and making global change visible, accessible, and actionable. The Company is headquartered in San Francisco, California, with operations throughout the United States (“U.S.”), Canada, Asia and Europe. The Company has wholly-owned foreign subsidiaries in Canada, Germany, Luxembourg, Singapore, Slovenia, Austria and the Netherlands.
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

Liquidity
Since its inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to incur additional operating losses and negative cash flows from operations as it seeks to expand its business. As of January 31, 2024 and 2023, the Company had $83.9 million and $181.9 million of cash and cash equivalents, respectively. Additionally, as of January 31, 2024 and 2023, the Company had short-term investments of $215.0 million and $226.9 million, respectively, which are highly liquid in nature and available for current operations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates and assumptions that affect the Company’s consolidated financial statements include, but are not limited to, the useful lives of property and equipment, capitalized internal-use software and intangible assets, allowances for credit losses for available-for-sale debt securities and accounts receivable, estimates related to revenue recognition, including the assessment of performance obligations within a contract and the determination of standalone selling price (“SSP”) for each performance obligation, assumptions used to measure stock-based compensation, the fair value of warrants, the fair value of assets acquired and liabilities assumed from business combinations, the fair value of contingent consideration for business combinations, the impairment of long-lived assets and goodwill, the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions, and contingencies.
These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, due to the inherent uncertainties in making estimates, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
Due to current geopolitical events, including the war in Ukraine and the Israel-Hamas conflict, there is ongoing uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities. These estimates and assumptions may change in the future, as new events occur and additional information is obtained.
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
Short-term investments are evaluated for allowances and impairment quarterly. The Company considers various factors in determining whether an allowance for expected credit losses or an impairment charge should be recognized, such as the credit quality of the issuer, the duration, severity of and the reason for the decline in value, the potential recovery period, and the Company’s intent to sell. No allowances or impairment charges were recognized during the fiscal years ended January 31, 2024 and 2023.

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
The Company’s assets and liabilities measured at fair value on a recurring basis consist of cash and cash equivalents, short-term investments, restricted cash and cash equivalents, accrued liabilities, contingent consideration for acquisitions, warrant liabilities and convertible notes.
Fair Value Option
The Company elected the fair value option to account for its convertible notes. The Company recorded the convertible notes at fair value with changes in fair value recorded on the consolidated statements of operations. The primary reason for electing the fair value option was for simplification and cost-benefit considerations of accounting for the convertible notes at fair value versus bifurcation of the embedded derivatives. As a result of applying the fair value option, direct costs and fees related to the convertible notes were expensed as incurred and were not deferred. In connection with the Business Combination, the convertible notes converted into shares of Class A common stock.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands, Slovenia, Austria, and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss at January 31, 2024 that the Company would incur if parties to cash, cash equivalents, and short-term investments failed completely to perform according to the terms of the contracts is $297.0 million.

Accounts receivables are typically unsecured and are derived from revenue earned from customers across various countries. As of January 31, 2024, no customer accounted for 10% or more of accounts receivable. As of January 31, 2023, one customer accounted for 15% of accounts receivable.
For the fiscal year ended January 31, 2024, one customer accounted for 21% of revenue. For the fiscal year ended January 31, 2023, one customer accounted for 19% of revenue. For the fiscal year ended January 31, 2022, one customer accounted for 11% of revenue.
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

Estimated useful life (in years)
Computer equipment and purchased software	3
Office furniture, equipment and fixtures	5
Satellites	3 to 9
Ground stations and ground station equipment	3 to 10
Leasehold improvements	lesser of useful life or term of lease
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
During the fiscal year ended January 31, 2024, additional information specific to certain high resolution satellites became available indicating that the useful lives of these satellites will be less than originally estimated. The changes in estimated useful lives for these satellites were accounted for prospectively, resulting in an increase of depreciation expense of $7.0 million and an increase in basic and diluted net loss per share attributable to common stockholders of approximately $0.02 for the fiscal year ended January 31, 2024.

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
During the fiscal year ended January 31, 2022, the Company recognized impairment expense of approximately $1.1 million relating to capitalized costs for certain internal-use software development projects that were discontinued before the projects were completed. The impairment expense is included in research and development expenses within the consolidated statements of operations for the fiscal year ended January 31, 2022. Other than as noted above, no events or changes in circumstances indicated the carrying amounts of the Company’s long-lived assets may not be recoverable during the fiscal years ended January 31, 2024, 2023 and 2022.
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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization and is tested for impairment at least annually, during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset might be impaired. In assessing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded goodwill amounts have been impaired, or if the Company elects to bypass the optional qualitative assessment as provided for under U.S. GAAP, the Company proceeds with performing a quantitative impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. No goodwill impairment was recorded during the fiscal years ended January 31, 2024, 2023 and 2022.
Intangible Assets
Intangible assets with finite useful lives are carried at cost, net of accumulated amortization and impairment, where applicable. Amortization is recorded over the estimated useful lives of the assets on a straight-line basis as follows:

Estimated useful life (in years)
Developed technology	5 to 9
Imagery library	5 to 7
Customer relationships	5 to 9
Trade names and other	2 to 7
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
The Company derives its revenue principally from licensing rights to use imagery that is delivered digitally through its online platform in addition to providing related services. Imagery licensing agreements vary by contract, however, generally they have annual or multi-year contractual terms. The data licenses are generally purchased via a fixed price contract on a subscription or usage basis, whereby a customer pays for access to the Company’s imagery that may be downloaded over a specific period of time, or, less frequently, on a transactional basis, whereby the customer pays for individual content or archive access licenses. The Company’s imagery licensing agreements and service agreements are often non-cancelable and do not contain refund-type provisions.
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
The Company also provides a small amount of other services to customers, including professional services such as training, analytical services, research and development services to third parties, and other value-added activities related to imagery products. These revenues are recognized as the services are rendered, on a proportional performance basis for fixed price contracts or ratably over the contract term for subscription professional services contracts. Training revenues are recognized as the services are performed.
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
Funding for the Company’s performance of research and development services under certain arrangements (see Note 10) are recognized as a reduction of research and development expenses based on measurement of progress using the input method.
Sales and Marketing
Sales and marketing expenditures primarily include costs incurred to market and distribute the Company’s products. Such costs include expenses related to advertising and conferences, sales commissions, salaries, benefits and stock-based compensation for the Company’s sales and marketing personnel and sales office expenses. Sales and marketing expenses also include fees for professional and consulting services principally consisting of public relations and independent contractor expenses. Sales and marketing costs are expensed as incurred. Advertising expenses for the fiscal years ended January 31, 2024, 2023 and 2022 were not material.
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
Common Stock Valuations
The Company has historically granted stock options at an exercise price equal to the fair value as determined by the Company’s board of directors on the date of grant. Given the absence of a public market for the Company’s common stock prior to the Business Combination, the board of directors of the Company estimated the fair value of its common stock at the time of each grant of an equity-based award. The board of directors of the Company utilized various valuation methodologies in accordance with the framework of the American Institute of Certified Public

Accountants’ Technical Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. These estimates and assumptions include numerous objective and subjective factors to determine the fair value of the Company’s common stock at each grant date. If different assumptions had been made, equity-based compensation expense, net loss, and net loss per common share could have been significantly different.
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
The grant date fair value of stock options granted is estimated using the Black-Scholes option pricing model. The Company records stock-based compensation expense for stock options on a straight-line basis over the requisite service period, which is generally four years.
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
The fair value of the Earn-out Shares was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. This valuation model requires inputs such as the fair value of the Company’s Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of the Company’s Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Earn-out Shares, which is five years from the closing of the Business Combination. The Company’s volatility was derived from several publicly traded peer companies. The Company had historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, the Company estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies. The requisite service period for each of the four vesting tranches for the Earnout Shares was derived from the median time to vest for each tranche utilizing the same simulation model that produced the fair value estimate.

Public and Private Placement Warrant Liabilities
In connection with dMY IV’s initial public offering, which occurred on March 9, 2021, dMY IV issued 34,500,000 units, consisting of one share of Class A common stock of dMY IV and one-fifth of one redeemable warrant, at a price of $10.00 per unit (the “Public Warrants”). Simultaneously with the closing of its initial public offering, dMY IV completed the private sale of 5,933,333 warrants to dMY Sponsor IV, LLC (the “dMY Sponsor”) at a purchase price of $1.50 per warrant (the “Private Placement Warrants”). Additionally, pursuant to a lock-up agreement entered into with the dMY Sponsor in connection with the Business Combination, 2,966,667 of the Private Placement Warrants are subject to vesting conditions (the “Private Placement Vesting Warrants”). See Note 14 for further details relating to the Public Warrants and Private Placement Warrants.
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
The fair value of the Private Placement Warrants (excluding the Private Placement Vesting Warrants) are estimated using the Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants are estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. These valuation models require inputs such as the fair value of the Company’s Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of the Company’s Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is five years from the closing of the Business Combination. The Company had historically been a private company and lacked sufficient company-specific historical and implied volatility information. Therefore, the Company estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies.
Preferred Stock Warrants
Prior to the Business Combination, the Company had preferred stock warrants which were exercisable for Series B and Series D convertible preferred stock.
The Company’s convertible preferred stock was classified as permanent equity, as redemption was solely within control of the Company. Prior to the Business Combination, the Company evaluated the Series B and Series D preferred stock warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded the Series B and Series D preferred stock warrants did not meet the criteria to be classified in stockholders’ equity. As such, the Series B preferred stock warrants and Series D preferred stock warrants were recognized as liabilities and recorded at fair value. The change in fair value of these warrants was recognized at each reporting date in the consolidated statements of operations.
Upon the closing of the Business Combination, all Series B preferred stock warrants converted into warrants for Class A common stock warrants and were exercised.
Upon the closing of the Business Combination, all Series D preferred stock warrants converted into warrants for Class A common stock, and a portion of such Class A common stock warrants were not exercised and remained outstanding (see Note 12). The Company evaluated such Class A common stock warrants that remained outstanding under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity and concluded they met the criteria to be classified in stockholders’ equity. Specifically, given that the underlying shares of such warrants are now Class

A common stock, the terms of such warrants no longer preclude them from being indexed to the Company’s stock. Accordingly, the Class A common stock warrants that remained outstanding were measured at fair value and classified within stockholders’ equity on the date of the Business Combination.
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
Transactions denominated in currencies other than the functional currency are recorded based on the exchange rates at the time of the transaction. Monetary assets and liabilities are subject to remeasurement at the exchange rate in effect at the balance sheet date, with subsequent changes in exchange rates resulting in transaction gains or losses, which are included within other income (expense), net in the consolidated statements of operations. Foreign currency gain (loss) was $(0.5) million, $(0.5) million and $(0.5) million for the years ended January 31, 2024, 2023 and 2022, respectively.
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
Basic net loss per share attributable to common stockholders is the same for Class A and Class B shares of common stock because they are entitled to the same liquidation and dividend rights. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.
Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities outstanding for the period. For the fiscal years ended January 31, 2024, 2023 and 2022, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

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
Upon adoption, the Company recognized right-of-use (“ROU”) assets and lease liabilities for operating leases of $8.4 million and $11.4 million, respectively. The difference between the ROU assets and lease liabilities resulted from deferred rent liability balances that were reclassified to ROU assets upon adoption.
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
Recent Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“Topic 280”): Improvements to Reportable Segment Disclosures, which clarifies that entities with a single reportable segment are subject to both new and existing segment reporting requirements under ASC 280, and modifies certain segment disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures, primarily through changes around the effective tax rate reconciliation and income taxes paid information. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

(3)Business Combination
As discussed in Note 1, the Company completed the Business Combination on December 7, 2021, pursuant to the Merger Agreement. Upon the consummation of the Business Combination, the following events contemplated by the Merger Agreement occurred, based on Former Planet’s capitalization as of December 7, 2021:
•all Former Planet convertible preferred stock (see Note 13) converted into shares of Former Planet Class A common stock and all Former Planet convertible preferred stock warrants became warrants for Former Planet Class A common stock (see Note 12);
•the Venture Tranche B loans and the 2020 Convertible Notes (see Note 12) converted into shares of Former Planet Class A common stock;
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
•all granted and outstanding unvested Former Planet restricted stock units were converted into Planet restricted units for shares of Planet’s Class A common stock with the same terms and vesting conditions except for the number of shares, which was adjusted by the Exchange Ratio; and
•Former Planet Class A common stock warrants that remained outstanding subsequent to the closing of the Business Combination (see Note 12) were converted into warrants for Planet’s Class A common stock with the same terms except for the number of shares exercisable and the exercise price, each of which was adjusted by the Exchange Ratio
Pursuant to the Merger Agreement, Former Planet equity holders, including Former Planet equity award holders, will have the right to receive up to an additional 27,000,000 shares in earnout consideration (the “Earn-out Shares”), of which up to 24,600,000 shares may be issued as shares of Class A common stock and up to 2,400,000 may be issued to William Marshall and Robert Schingler, Jr. (the “Planet Founders”) as shares of Class B common stock. The Earn-out Shares may be earned in four equal tranches (i) when the closing price of Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) when the Company consummates a change of control transaction prior to December 7, 2026 that entitles its stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00. Any right to Earn-out Shares that remains unvested on the first business day after five years from the closing of the Business Combination will be forfeited without any further consideration.
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
In connection with the Business Combination transactions, the outstanding principal, accrued interest and repayment fees of $67.1 million of the credit agreement with SVB and Hercules was repaid (see Note 12).
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

(4)Revenue
Deferred Revenue
During the fiscal years ended January 31, 2024, 2023 and 2022, the Company recognized revenue of $50.9 million, $63.2 million and $55.2 million, respectively, that had been included in deferred revenue as of January 31, 2023, 2022, and 2021, respectively.

Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices each year. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $132.6 million as of January 31, 2024, which consists of both deferred revenue of $77.6 million and non-cancelable contracted revenue that will be invoiced in future periods of $55.0 million. The Company expects to recognize approximately 86% of the remaining performance obligation over the next 12 months, approximately 98% of the remaining obligation over the next 24 months, and the remainder thereafter.
Remaining performance obligations do not include unexercised contract options, written orders where funding has not been appropriated and contracts which provide the customer with a right to terminate for convenience without incurring a substantive termination penalty.

Disaggregation of Revenue
The following table disaggregates revenue by major geographic region:

	Year Ended January 31,
(in thousands)	2024	2023	2022
United States	$98,720	$97,773	$55,993
Rest of world	121,976	93,483	75,216
Total revenue	$220,696	$191,256	$131,209
No single country other than the U.S. accounted for more than 10% of revenue for the fiscal years ended January 31, 2024, 2023, and 2022.
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
During the fiscal years ended January 31, 2024, 2023 and 2022, the Company deferred $1.8 million, $4.0 million and $1.7 million of commission expenditures to be amortized in future periods. The Company’s amortization of commission expenditures was $2.6 million, $1.9 million and $2.0 million for the fiscal years ended January 31, 2024, 2023 and 2022, respectively. As of January 31, 2024 and 2023, deferred commissions consisted of the following:

	January 31,
(in thousands)	2024	2023
Deferred commission, current	$2,296	$2,405
Deferred commission, non-current	1,578	2,206
Total deferred commission	$3,874	$4,611
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of January 31, 2024 and 2023 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

	January 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$28,722	$—	$—
Restricted cash equivalents: money market funds	17,301	—	—
Short-term investments:
U.S. Treasury securities	46,211	—	—
Commercial paper	—	11,126	—
Corporate bonds	—	144,340	—
U.S. government agency securities	—	9,933	—
Certificates of deposit	—	3,431	—
Total assets	$92,234	$168,830	$—
Liabilities
Public Warrants	$1,656	$—	$—
Private Placement Warrants	—	—	1,305
Contingent consideration for acquisitions	—	—	12,891
Total liabilities	$1,656	$—	$14,196

	January 31, 2023
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$72,382	$—	$—
Commercial paper	—	999	—
Restricted cash equivalents: money market funds	5,486	—	—
Short-term investments:
U.S. Treasury securities	59,433	—	—
Commercial paper	—	19,849	—
Corporate bonds	—	139,589	—
U.S. government agency securities	—	7,997	—
Total assets	$137,301	$168,434	$—
Liabilities
Public Warrants	$6,969	$—	$—
Private Placement Warrants	—	—	9,701
Contingent consideration for acquisitions	—	—	8,030
Total liabilities	$6,969	$—	$17,731
The fair value of cash held in banks and accrued liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.
Money Market Funds
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds during the fiscal years ended January 31, 2024, 2023, and 2022.
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
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility inputs utilized for the fair value measurements of the Private Placement Warrants as of January 31, 2024 and 2023 were 70%.
Contingent Consideration for Acquisitions
The Company has recorded contingent consideration liabilities in connection with its acquisitions of Salo Scienses and Sinergise (see Note 6). The Company measures the fair value of the contingent consideration liabilities based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy.

The fair value of the contingent consideration liability for the Salo Sciences technical milestone payments is determined based on the present value of the probability-weighted payments for each of the milestones. The significant unobservable inputs used in the fair value measurement are management’s estimate of the probability to achieve the technical milestone criteria and the discount rate.
The fair value of the contingent consideration liability for the Salo Sciences customer contract earnout payments is determined using a Monte Carlo simulation. The fair value estimate involves a simulation of future customer contract cash collections during the four-year performance period, the probability of entering into contracts with the named customers and discounting the probability-weighed earnout payments to present value. The significant unobservable inputs used in the fair value measurement are management’s estimate of obtaining the customer contracts, including probabilities, timing and contract values, and management’s estimate of the discount rate.
The fair value of the contingent consideration liability for the Sinergise customer consent escrow is determined based on the present value of the probability-weighted payments based on the likelihood of the customer consent being achieved. The significant unobservable input used in the fair value measurement is management’s estimate of the likelihood of the customer consent being achieved.

Level 3 Disclosures
The following is a rollforward of Level 3 liabilities measured at fair value for the fiscal years ended January 31, 2024 and 2023:

(in thousands)	Private Placement Warrants	Technical Milestone Contingent Consideration*	Customer Contract Earnout Contingent Consideration*	Customer Consent Escrow Contingent Consideration*
Fair value, February 1, 2022	$12,460	$—	$—	$—
Additions	—	4,433	3,597	—
Change in fair value	(2,759)	—	—	—
Fair value at end of year, January 31, 2023	$9,701	$4,433	$3,597	$—
Additions	—	—	—	5,842
Payments	—	—	(240)	—
Change in fair value	(8,396)	681	(1,431)	9
Fair value at end of year, January 31, 2024	$1,305	$5,114	$1,926	$5,851
* The current portion of the contingent consideration liabilities balances of $7.0 million and $0.5 million as of January 31, 2024 and 2023, respectively, are included within accrued and other current liabilities. Changes in fair value of the contingent consideration liability for technical milestone payments are included within research and development expenses. Changes in fair value of the contingent consideration liability for customer contract earnout payments are included within sales and marketing expenses. Changes in fair value of the contingent consideration liability for the Sinergise acquisition escrow payments are included within general and administrative expenses.
Other
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of January 31, 2024 and 2023, there were no material non-financial assets recorded at fair value.

(6)Acquisitions
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
Pursuant to the terms of the asset purchase agreement, the Company placed $5.0 million of cash consideration into an escrow account to secure potential indemnification obligations and any customary post-closing adjustments for working capital and indebtedness (the “Indemnity Escrow”). The amount held in the escrow account is to be released to Sinergise upon the two-year anniversary of the acquisition close date and is recorded within restricted cash and cash equivalents, non-current in the Company’s consolidated balance sheets. The Company recorded a liability of $5.0 million for the Indemnity Escrow, which is recorded within other non-current liabilities in the Company’s consolidated balance sheets.
Pursuant to the terms of the asset purchase agreement, the Company placed an additional $7.5 million of cash consideration into an escrow account related to obtaining customer consent for a contract acquired in connection with the acquisition (the “Customer Consent Escrow”). The amount held in the escrow account is to be released to Sinergise upon the Company receiving evidence of the customer’s consent. If evidence of the customer’s consent is not received on or prior to the two year anniversary of the acquisition close date, the amount held in the Customer Consent Escrow is to be released to the Company. Additionally, the amount held in the Customer Consent Escrow is to be released to the Company if the customer contract is terminated or suspended on or prior to the two year anniversary of the acquisition close date. The cash held in the escrow account is recorded within restricted cash and cash equivalents, current in the Company’s consolidated balance sheets. The Company determined that the customer consent contingency represents contingent consideration. The fair value of the contingent consideration liability as of the acquisition date was determined to be $5.8 million. Refer to Note 5 for information relating to the valuation of the Customer Consent Escrow contingent consideration.

The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed as of the date of acquisition:

(in thousands)	August 4, 2023
Goodwill	$23,969
Identifiable intangible assets acquired
Developed technology	11,811
Customer relationships	2,208
Other	110
Accounts receivable	2,791
Other assets, current	652
Other assets, non-current	414
Total assets acquired	$41,955
Deferred revenue, current	(585)
Accrued and other current liabilities	(984)
Other liabilities, current	(213)
Other liabilities, non-current	(167)
Total liabilities assumed	$(1,949)
Net assets acquired	$40,006

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
The financial results of Sinergise are included in the consolidated financial statements from the date of acquisition, which was August 4, 2023. For the period from August 4, 2023 through January 31, 2024, Sinergise contributed $5.7 million of revenue and an immaterial amount of income before taxes. Pro forma results of operations have not been presented as the effect of this acquisition was not material to the consolidated financial statements.
Acquisition-related costs associated with the transaction were $2.2 million and $0.9 million for the fiscal years ended January 31, 2024 and 2023, respectively. These costs were recorded within selling, general and administrative expenses.

Certain employees of Sinergise, which became employees of the Company, were paid cash transaction bonuses totaling $2.3 million in connection with the closing of the acquisition. The transaction bonuses were accounted for as a transaction separate from the business combination. Accordingly, $2.3 million of the consideration paid by the Company was allocated to the transaction bonuses and was recorded within the Company’s consolidated statements of operations as summarized in the table below:

(in thousands)	Year Ended January 31, 2024
Cost of revenue	$267
Research and development	1,891
Sales and marketing	41
General and administrative	118
Total	$2,317

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

(7)Balance Sheet Components
Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash and cash equivalents balances of $18.3 million and $6.2 million as of January 31, 2024 and 2023, respectively.
The restricted cash and cash equivalents balances as of January 31, 2024 primarily consisted of $12.5 million of consideration placed in escrow in connection with the Sinergise acquisition and $4.0 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases. The restricted cash and cash equivalents balances as of January 31, 2023 primarily consisted of $4.1 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases and $1.8 million of performance guarantees required for the Company’s foreign sales activities.
A reconciliation of the Company’s cash and cash equivalents, and restricted cash and cash equivalents in the consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the consolidated statements of cash flows as of January 31, 2024 and 2023 is as follows:

	January 31,
(in thousands)	2024	2023
Cash and cash equivalents	$83,866	$181,892
Restricted cash and cash equivalents, current	8,360	527
Restricted cash and cash equivalents, non-current	9,972	5,657
Total cash, cash equivalents, and restricted cash and cash equivalents	$102,198	$188,076

Short-term Investments
Short-term investments consisted of the following as of January 31, 2024 and 2023:

		January 31, 2024
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$46,185	$118	$(92)	$46,211
Commercial paper	11,126	—	—	11,126
Corporate bonds	144,119	376	(155)	144,340
U.S. government agency securities	9,928	17	(13)	9,932
Certificates of deposit	3,432	—	—	3,432
Total short-term investments	$214,790	$511	$(260)	$215,041

		January 31, 2023
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$59,255	$296	$(118)	$59,433
Commercial paper	19,744	105	—	19,849
Corporate bonds	139,644	34	(89)	139,589
U.S. government agency securities	8,063	—	(66)	7,997
Certificates of deposit	—	—	—	—
Total short-term investments	$226,706	$435	$(273)	$226,868

The following table summarizes the contracted maturities of the Company’s short-term investments as of January 31, 2024 and 2023:

	January 31, 2024		January 31, 2023
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$148,396	$148,296	$124,068	$124,234
Due in 1-2 years	66,394	66,745	102,638	102,634
	$214,790	$215,041	$226,706	$226,868

Property and Equipment, Net
Property and equipment, net consists of the following:

	January 31,
(in thousands)	2024	2023
Satellites*	$332,671	$307,720
Leasehold improvements	17,089	15,389
Ground stations and ground station equipment	19,098	15,113
Office furniture, equipment and fixtures	8,044	5,787
Computer equipment and purchased software	9,446	8,638
Total property and equipment, gross	386,348	352,647
Less: Accumulated depreciation	(272,919)	(244,556)
Total property and equipment, net	$113,429	$108,091

*	Satellites include $32.5 million and $13.8 million of satellites in process and not placed into service as of January 31, 2024 and 2023, respectively.
Property and equipment, net as of January 31, 2024 included $7.4 million of satellite manufacturing costs that were previously classified as prepaid expenses and other current assets as of January 31, 2023.
The Company’s long-lived assets by geographic region are as follows:

	January 31,
(in thousands)	2024	2023
United States	$107,070	$103,366
Rest of world	6,359	4,725
Total property and equipment, net	$113,429	$108,091
The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of January 31, 2024 and 2023.
Total depreciation expense for the fiscal years ended January 31, 2024, 2023, and 2022 was $41.2 million, $38.0 million and $37.8 million, respectively, of which $38.6 million, $34.7 million and $33.0 million, respectively, was depreciation expense specific to satellites.
Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

	January 31,
(in thousands)	2024	2023
Capitalized internal-use software	$45,010	$39,535
Less: Accumulated amortization	(30,037)	(28,118)
Capitalized internal-use software, net	$14,973	$11,417
Amortization expense for capitalized internal-use software for the fiscal years ended January 31, 2024, 2023 and 2022 was $1.9 million, $2.4 million and $5.3 million, respectively.

Estimated future amortization expense of capitalized internal-use software at January 31, 2024, is as follows:

(in thousands)
2025	$2,453
2026	4,537
2027	3,584
2028	2,607
2029	1,473
Thereafter	319
Total estimated future amortization expense for capitalized internal-use software	$14,973
Goodwill and Intangible Assets
Goodwill and Intangible assets consist of the following:

	January 31, 2024				January 31, 2023
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$30,429	$(11,085)	$(220)	$19,124	$18,619	$(8,871)	$(8)	$9,740
Image library	19,324	(11,852)	218	7,690	12,384	(11,004)	231	1,611
Customer relationships	7,143	(3,715)	(42)	3,386	4,935	(2,788)	7	2,154
Trade names and other	6,089	(3,877)	36	2,248	4,551	(3,264)	39	1,326
Total intangible assets	$62,985	$(30,529)	$(8)	$32,448	$40,489	$(25,927)	$269	$14,831
Goodwill	$134,914	$—	$1,342	$136,256	$110,942	$—	$1,806	$112,748
No impairment charges were recognized related to intangible assets (including goodwill) in the fiscal years ended January 31, 2024, 2023 and 2022.
Amortization expense for intangible assets for the fiscal years ended January 31, 2024, 2023 and 2022 was $4.6 million, $2.9 million and $2.0 million, respectively.
Estimated future amortization expense of intangible assets at January 31, 2024, is as follows:

(in thousands)
2025	$5,762
2026	5,400
2027	4,561
2028	4,371
2029	4,023
Thereafter	8,331
Total estimated future amortization expense of intangible assets	$32,448
The change in the carrying amount of goodwill during the years ended January 31, 2024 and 2023 is as follows:

	January 31,
(in thousands)	2024	2023
Beginning of period	$112,748	$103,219
Acquisition	23,969	9,529
Currency translation adjustment	(461)	—
End of period	$136,256	$112,748

Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

	January 31,
(in thousands)	2024	2023
Deferred R&D service liability (see Note 10)	$9,923	$19,959
Payroll and related expenses	6,882	8,518
Deferred hosting costs	5,007	4,694
Withholding taxes and other taxes payable	3,152	2,272
Contingent consideration	7,006	531
Other accruals	12,809	10,048
Total accrued and other current liabilities	$44,779	$46,022

(8)Restructuring
In August 2023, the Company announced a plan to reduce its global headcount by approximately 10% of the Company’s total number of employees prior to the reduction (the “headcount reduction”). This action was taken to increase the Company’s focus on its high priority growth opportunities and operational efficiency.
As a result of the headcount reduction, the Company recognized $7.4 million of costs for one-time employee termination benefits consisting of severance and other employee costs, during the fiscal year ended January 31, 2024. The Company also recognized a $1.5 million stock-based compensation benefit primarily related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards.
As a result of the above, the Company recognized a net restructuring charge of $5.8 million during the fiscal year ended January 31, 2024 within its consolidated statements of operations as summarized in the following table:

(in thousands)	Severance and Other Employee Costs	Stock-Based Compensation	Total
Cost of revenue	$564	$(62)	$502
Research and development	3,306	(398)	2,908
Sales and marketing	1,943	(815)	1,128
General and administrative	1,563	(253)	1,310
Total restructuring charges	$7,376	$(1,528)	$5,848
There were no restructuring charges recognized during the fiscal years ended January 31, 2023 and 2022.
The following table summarizes the Company’s liability recognized in connection with the headcount reduction, which is recorded within accrued and other current liabilities in the consolidated balance sheets:

(in thousands)
Balance as of February 1, 2023	$—
Severance and other employee costs	7,376
Cash payments	(7,353)
Balance as of January 31, 2024	$23

(9)Leases
The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of January 31, 2024, the Company had no finance leases.
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
Operating lease costs were $8.4 million and $6.6 million for the fiscal years ended January 31, 2024 and 2023, respectively. Variable lease expenses, short-term lease expenses and sublease income were immaterial for the fiscal years ended January 31, 2024 and 2023.
Operating cash flows from operating leases were $7.4 million and $7.9 million for the fiscal years ended January 31, 2024 and 2023, respectively.
Right of use assets obtained in exchange for operating lease liabilities were $8.5 million and $17.8 million for the fiscal years ended January 31, 2024 and 2023, respectively.
Maturities of operating lease liabilities as of January 31, 2024 were as follows:

(in thousands)
Fiscal Year 2025	$9,593
2026	9,243
2027	6,120
2028	1,951
2029	895
Thereafter	385
Total lease payments	$28,187
Less: Imputed interest	(3,257)
Total lease liabilities	$24,930
Weighted average remaining lease term (years)	3.2
Weighted average discount rate	8.1%
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
As of January 31, 2024, the Company had additional leases for ground station service agreements that had not yet commenced totaling $8.3 million and therefore are not reflected on the consolidated balance sheets and the table above. These leases are expected to commence in fiscal year 2025 with lease terms of 6.3 years.
In accordance with ASC Topic 840, rent expense for the fiscal year ended January 31, 2022, net of sublease income of $0.3 million, was $3.1 million.

(10)Research and Development Arrangements
Research and Development Services Agreement
In December 2020, the Company entered into a development services agreement whereby the Company agreed to provide the technical knowledge and services to design and develop certain prototype satellites and deliver and test early data collected (the “R&D Services Agreement”). The R&D Services Agreement, including subsequent amendments to such agreement, provides for funding of $45.8 million to be paid to the Company as specified milestones are achieved. The R&D Services Agreement is unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the R&D Services Agreement and retains all developed intellectual property. The Company has no obligation to repay any of the funds received regardless of the outcome of the development work; therefore, the arrangement is accounted for as funded research and development pursuant to ASC 730-20, Research and Development. As ASC 730-20 does not indicate the accounting model for research and development services, the Company determined the total transaction price is recognized over the agreement term as a reduction of research and development expenses based on a cost incurred method.
During the fiscal years ended January 31, 2024, 2023, and 2022, the Company recognized $16.6 million, $15.6 million and $4.7 million of funding, respectively, and incurred $17.6 million, $15.6 million and $4.8 million of research and development expenses, respectively, in connection with the R&D Services Agreement. As of January 31, 2024 and 2023, the Company had received a total of $45.8 million and $36.3 million, respectively, of funding under the R&D Services Agreement.
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
During the fiscal years ended January 31, 2024 and 2023, the Company recognized $11.9 million and $3.0 million of funding, respectively, and incurred $11.2 million and $3.8 million of research and development expenses, respectively, in connection with the NASA CSP. As of January 31, 2024, the Company had received a total of $13.9 million of funding in connection with the NASA CSP.
In July 2023, projected costs related to certain of our research and development arrangements were revised down as a result of operational decisions. This change in estimate resulted in a $2.2 million cumulative increase of funding recognized for certain of our research and development arrangements for the fiscal year ended January 31, 2024.

(11)Commitments and Contingencies
Launch Services
The Company has purchase commitments for future satellite launch services to be performed by third parties subsequent to January 31, 2024. Future purchase commitments under noncancelable launch service contracts as of January 31, 2024 consisted of $0.1 million of total purchase commitments for the fiscal year ended January 31, 2025.

Other
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 15). Future minimum purchase commitments under the noncancelable hosting service agreement with Google as of January 31, 2024 is as follows:

(in thousands)
2025	$30,120
2026	31,190
2027	32,725
2028	33,427
Total purchase commitments	$127,462
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

(12)Debt, Convertible Notes, and Warrants
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
In connection with the Business Combination (see Note 3), the Tranche B loans converted into 754,378 shares of the Company’s Class A common stock, therefore there were no loan amounts outstanding as of January 31, 2024 or 2023.

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
In connection with the Business Combination (see Note 3), the outstanding principal, accrued interest and repayment fees of $67.1 million relating to the credit agreement with SVB and Hercules was repaid. As a result of the repayment, the Company recognized a debt extinguishment loss of $1.7 million during the fiscal year ended January 31, 2022. There were no loan amounts outstanding as of January 31, 2024 or 2023.
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
In connection with the Business Combination (see Note 3), the 2020 Convertible Notes converted into 9,824,143 shares of the Company’s Class A Common Stock, therefore there were no 2020 Convertible Notes outstanding as of January 31, 2024 or 2023.
In connection with the Business Combination (see Note 3), 450,205 of the Series D convertible preferred stock warrants discussed above converted into warrants for Class A common stock and were exercised on a cashless basis, resulting in the issuance of 27,713 shares of Class A common stock. The remaining 1,065,594 Series D convertible preferred stock warrants that were not exercised converted into warrants for Class A common stock shares and remained outstanding as of January 31, 2024 and 2023.

The following table presents the interest expense related to the contractual interest coupon, the amortization of debt issuance costs, the amortization of debt discounts and loss on extinguishment of debt:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Contractual interest coupon	$—	$—	$6,137
Amortization of debt issuance costs	—	—	768
Amortization of debt discounts	—	—	1,867
Debt extinguishment loss	—	—	1,690
Total interest expense and extinguishment loss	$—	$—	$10,462

A summary of warrants that remain outstanding as of January 31, 2024 in connection with the above transactions is as follows:

	Number of Warrants Outstanding	Number of Warrants Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
Warrants to purchase Class A Common Stock	1,065,594	1,065,594	$9.3844	6.2

(13)Stockholders’ Equity
The Company’s restated certificate of incorporation (the “Charter”) authorizes the issuance of 631,500,000 shares, of which 570,000,000 shares are shares of Class A common stock, par value $0.0001 per share, 30,000,000 shares are shares of Class B common stock, par value $0.0001 per share, 30,000,000 shares are shares of Class C common stock, par $0.0001 per share and, 1,500,000 shares are shares of preferred stock, par value $0.0001 per share.
The consolidated statement of stockholders’ equity for the fiscal year ending January 31, 2024 includes 2,148,543 shares of the Company’s Class A common stock in “Other” to reflect legally outstanding shares issued in prior periods which are not considered outstanding for accounting purposes until vesting conditions are met. The amount is comprised of 1,286,043 and 862,500 shares of the Company's Class A common stock related to early exercised stock options (see Note 16) and dMY Sponsor Earn-out Shares (see Note 3), respectively. The impact of this share activity is not material to the current period or prior periods.
Class A Common Stock
Voting Rights
Holders of Class A common stock are entitled to cast one vote per share of Class A common stock. Generally, holders of the Class A common stock, Class B common stock and Class C common stock vote together as a single class, and an action is approved by Planet stockholders if the number of votes cast in favor of the action exceeds the number of votes cast in opposition to the action, while directors are elected by a plurality of the votes cast. Holders of Class A common stock are not entitled to cumulate their votes in the election of directors.
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
Conversion to Class A Common Stock
Each share of Class B common stock will convert to our Class A common stock on a one-for-one basis at the option of the holder thereof at any time upon written election of such holder. Shares of Class B common stock will also convert to the Company’s Class A common stock on a one-for-one basis on the earlier of (a) the occurrence of a transfer (subject to certain exceptions) of such shares other than a transfer to a Qualified Stockholder, (b) the Sunset Date, and (c) the date of the death or mental incapacity of the Planet Founder who initially held such shares of Class B common stock. A “Qualified Stockholder” refers to (a) William Marshall and Robert Schingler, Jr. (each, a “Planet Founder”); (b) any other registered holder of a share of Class B common stock immediately following the filing of the Charter that would be a transferee of shares of Class B common stock received in certain transfers permitted by the terms of the Charter; (c) certain trusts, individual retirement accounts, entities or foundations of a Planet Founder as long as the Planet Founder retains voting and dispositive power over the relevant shares of Class B common stock; or (d) a permitted transferee of Class B common stock (in accordance with the terms of the Charter). The “Sunset Date” refers to the earlier of (a) the 10-year anniversary of the closing of the Business Combination or (b) solely with respect to a Planet Founder, the date that is six months after such Planet Founder is no longer providing services to the Company as a director, executive officer, member of the senior leadership team or other full-time employee with an on-going substantial role with the Company (or, immediately at such time as such Planet Founder is no longer providing any services to the Company as a director, executive officer, member of the senior leadership team or other full time employee with an on-going substantial role with the Company as a result of a termination for cause).
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

(14)Public and Private Placement Warrants
As of January 31, 2024, the Company had 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.
The Public Warrants entitle the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. The Public Warrants may be exercised only for a whole number of shares of Class A common stock, and expire on December 7, 2026, or earlier upon redemption or liquidation. No fractional shares will be issued upon exercise of the warrants. The Public Warrants are listed on the NYSE under the symbol “PL WS.”

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

(15)Related Party Transactions
As of January 31, 2024 and 2023, Google held 31,942,641 shares of the Company’s Class A common stock, and, as such, owned greater than 10% of outstanding shares of the Company’s Class A common stock.
In April 2017, the Company and Google entered into a five year content license agreement pursuant to which the Company licensed content to Google. In April 2022, the agreement automatically renewed for a period of one year and in April 2023, the agreement expired. As of January 31, 2023, the deferred revenue balance associated with the content license agreement was $0.3 million. For the fiscal years ended January 31, 2024, 2023 and 2022, the Company recognized revenue of $0.3 million, $11.9 million and $8.6 million, respectively, related to the content license agreement.
In July 2023, the Company and Google entered into a one year content license agreement pursuant to which the Company agreed to license content to Google and provide certain of its products and services in exchange for a $1.0 million fee. The agreement also provides for the Company to receive up to $2.0 million in value of Google cloud credits that the Company can apply against the cost of Google cloud services it utilizes to fulfill its obligations under the agreement. The Company determined that the Google cloud credits represent non-cash variable consideration which is included in the transaction price for the agreement, subject to the guidance on estimating variable consideration within ASC 606, Revenue from Contracts with Customers. The agreement does not include extension or renewal terms. The Company recognized $1.0 million revenue related to the content license agreement for the fiscal year ended January 31, 2024.
The Company purchases hosting and other services from Google, of which $12.1 million and $13.4 million is deferred as of January 31, 2024 and 2023, respectively. The Company recorded hosting expense of $28.7 million, $23.9 million and $19.4 million during the fiscal years ended January 31, 2024, 2023 and 2022, respectively. As of January 31, 2024 and 2023, the Company’s accounts payable and accrued liabilities balance included $2.5 million and $2.3 million, related to hosting and other services provided by Google, respectively.
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increases the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 11 for future Google hosting purchase commitments, including the amended commitments, as of January 31, 2024.

(16)Stock-based Compensation
Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan
Prior to the Business Combination, the Company issued equity awards under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (previously named the Cosmogia Inc. 2011 Stock Incentive Plan) (the “Legacy Incentive Plan”). The Legacy Incentive Plan provided for the granting of stock options and restricted stock units (“RSUs”) to employees and consultants of the Company or any of its parent, subsidiaries or affiliate entities. Options granted under the Legacy Incentive Plan may be either incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”). ISOs may be granted only to employees of the Company or any of its parent or subsidiaries, including officers and directors who are also such employees. NSOs may be granted to employees and consultants of the Company or any of its parent, subsidiaries or affiliate entities. Options under the Legacy Incentive Plan have a contractual life for periods of up to ten years (or five years if an incentive stock option is granted to a person who on grant date owns Company stock representing more than 10% of the voting power of all classes of stock of the Company or any of its parent or subsidiaries). Options granted generally vest over four years. The Legacy Incentive

Plan was terminated in connection with the completion of the Business Combination. No further awards will be granted under the Legacy Incentive Plan.
Planet Labs PBC 2021 Incentive Award Plan
In connection with the Business Combination, the Company adopted the Planet Labs PBC 2021 Incentive Award Plan (the “Incentive Plan”). Awards may be granted under the Incentive Plan to employees and consultants of the Company or any of its parent or subsidiaries and members of the Company’s board of directors; however, ISOs may only be granted to employees of the Company or any of its parent or subsidiaries. The Incentive Plan allows for the grant of awards in the form of: (i) ISOs; (ii) NSOs; (iii) stock appreciation rights (“SARs”); (iv) restricted stock; (v) RSUs; (vi) dividend equivalents; and (vii) other stock or cash-based awards.
The aggregate number of shares of Class A common stock reserved for issuance under the Incentive Plan is the sum of (i) 32,412,802 shares, (ii) any shares that were subject to awards outstanding under the Legacy Incentive Plan as of the effective date of the Incentive Plan and which, following the effectiveness of the Incentive Plan, became or become (as applicable) unused and reacquired in connection with the award expiring, lapsing, terminating, or, being paid out in cash, surrendered, repurchased, cancelled, forfeited, or applied toward the payment of the exercise price or tax withholding obligations under the award, and (iii) an annual increase on the first day of each fiscal year commencing with February 1, 2022 and ending on and including February 1, 2031, of a number of shares equal to 5% of the aggregate number of shares of Class A and Class B common stock outstanding on the final day of the immediately preceding fiscal year (or such lesser number of shares as is determined by the board of directors). The maximum number of shares of Class A common stock that may be issued pursuant to ISOs granted under the Incentive Plan is 56,963,788 shares.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Cost of revenue	$3,909	$5,119	$2,257
Research and development	25,889	33,354	16,629
Sales and marketing	10,220	13,729	7,877
General and administrative	19,458	24,671	16,422
Total expense	59,476	76,873	43,185
Capitalized to internal-use software development costs and property and equipment	(2,344)	(1,329)	(1,229)
Total stock-based compensation expense	$57,132	$75,544	$41,956

Stock Options
A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2021	39,246,696	$3.19	7.2
Exercised (1)	(6,199,287)	4.61
Granted	12,189,367	9.09
Forfeited	(3,329,225)	3.94
Balances at January 31, 2022	41,907,551	4.63	6.7
Exercised	(6,449,365)	2.28
Forfeited	(1,736,412)	4.75
Balances at January 31, 2023	33,721,774	5.08	6.3
Exercised	(3,133,394)	2.36
Forfeited	(3,631,427)	5.48
Balances at January 31, 2024	26,956,953	$5.34	5.7	$931
Vested and exercisable at January 31, 2024	23,281,405	$4.81	5.4	$931
(1) Includes 1,838,207 shares of Class A common stock issued upon the early exercise of unvested stock options that are subject to repurchase as described further below.
The intrinsic value of options exercised during the fiscal years ended January 31, 2024, 2023 and 2022 was $4.1 million, $20.7 million and $23.0 million, respectively.
A summary of options outstanding and exercisable by price at January 31, 2024 are as follows:

	Options Outstanding		Options Exercisable
Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Number of Options	Weighted Average Remaining Contractual Life (in Years)
$0.56	212,189	0.5	212,189	0.5
$1.81	898,611	1.2	898,611	1.2
$2.03	696,710	1.7	696,710	1.7
$2.33	1,007,766	2.3	1,007,766	2.3
$3.42	133,697	3.0	133,697	3.0
$3.69	1,608,074	3.4	1,608,074	3.4
$3.82	691,032	3.7	691,032	3.7
$3.92	4,759,143	5.4	4,759,143	5.4
$4.04	8,576,856	6.2	8,147,400	6.2
$5.25	1,229,588	7.1	918,959	7.1
$9.75	7,143,287	7.4	4,207,824	7.4
	26,956,953		23,281,405
The weighted-average grant date fair value of options granted during the fiscal year ended January 31, 2022 was $3.79 per share.
As of January 31, 2024, total unrecognized compensation cost related to stock options was $15.2 million. These costs are expected to be recognized over a period of approximately 1.5 years.

The fair value of the employee stock options granted during the fiscal year ended January 31, 2022 was estimated using the following assumptions:

Year Ended January 31, 2022
Weighted-average expected term (years)	2.62 - 7.32
Expected volatility	42.45% - 48.39%
Risk-free interest rate	0.37% - 1.23%
Dividend yield	0.00%
The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The Company used the simplified method to determine its expected term because it does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior. No stock options have been granted after the Business Combination. As the Company was privately held before the Business Combination, and there had been no public market for its common stock during that time, the expected volatility was based on the average historical stock price volatility of comparable publicly-traded companies in its industry peer group. The risk-free rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of dividend payouts.
Restricted Stock Units
A summary of RSU activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at February 1, 2021	1,662,999	$3.98
Vested	(1,425,209)	4.75
Granted	5,519,278	9.66
Forfeited	(317,332)	5.89
Balances at January 31, 2022	5,439,736	$9.42
Vested	(3,267,382)	7.08
Granted	16,242,372	4.96
Forfeited	(1,442,125)	5.97
Balances at January 31, 2023	16,972,601	$5.90
Vested	(8,238,335)	5.33
Granted	22,941,871	3.79
Forfeited	(4,957,371)	4.91
Balances at January 31, 2024	26,718,766	$4.45
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
Stock-based compensation expense recognized for RSUs during the fiscal years ended January 31, 2024, 2023 and 2022 was $39.2 million, $33.7 million and $21.2 million, respectively.
As of January 31, 2024, total unrecognized compensation cost related to RSUs was $98.9 million. These costs are expected to be recognized over a period of approximately 2.8 years.

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
Stock-based compensation expense recognized for PSUs during the fiscal year ended January 31, 2024 was $0.9 million. As of January 31, 2024, total unrecognized compensation cost related to PSUs was $0.1 million, which is expected to be recognized over a period of approximately 0.2 years.
Early Exercises of Stock Options
The Legacy Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within ninety days of an individual’s termination for any reason, any unvested shares of such individual for a repurchase price equal to the lesser of the then-current fair market value of a share and the amount previously paid by the individual for such unvested shares. During the fiscal year ended January 31, 2022, the Company issued 1,838,207 shares of Class A common stock upon the early exercise of unvested stock options. As of January 31, 2024, the Company had a $9.0 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 919,100.
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
During the fiscal years ended January 31, 2024, 2023 and 2022, there were 704,407, 445,387 and 782,751 Earn-out Shares that were forfeited, respectively. No Earn-out shares vested during the fiscal years ended January 31, 2024, 2023 and 2022. As of January 31, 2024 and 2023, there were 3,608,445 and 4,312,852 Earn-out Shares outstanding relating to Former Planet equity award holders, respectively.
During the fiscal years ended January 31, 2024, 2023 and 2022, the Company recognized $4.2 million, $24.5 million and $4.5 million of stock-based compensation expense related to the Earn-out Shares, respectively. As of January 31, 2024, there was no remaining unrecognized compensation cost related to the Earn-out Shares.

Other Stock-based Compensation
In connection with an acquisition of a business in the fiscal year ended January 31, 2022, the Company issued 543,391 shares of Class A common stock to an employee and former owner which are accounted for as stock-based compensation because the shares are subject to forfeiture based on post-acquisition time-based service vesting. The shares vested in quarterly increments over two years commencing on December 13, 2021. The fair value was determined to be $9.47 per share based on the quoted closing price of the Company’s Class A common stock on the date of the acquisition. During the fiscal years ended January 31, 2024, 2023 and 2022, the Company recognized $2.2 million, $2.6 million and $0.3 million of stock-based compensation expense related to these shares, respectively. As of January 31, 2024, there was no unrecognized compensation cost related to these shares.

(17)Income Taxes
The components of the loss before income taxes are as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Domestic	$(146,582)	$(163,575)	$(131,478)
Foreign	6,888	2,456	(3,536)
Total loss before income taxes	$(139,694)	$(161,119)	$(135,014)

The provision for (benefit from) income taxes consists of the following:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Current
Federal	$—	$—	$—
State	36	45	15
Foreign	631	1,258	3,488
Total current tax provision	667	1,303	3,503
Deferred
Federal	57	(583)	30
State	77	(90)	(2)
Foreign	14	217	(1,421)
Total deferred tax benefit	148	(456)	(1,393)
Income tax provision	$815	$847	$2,110

A reconciliation between the U.S. federal statutory income tax and the Company’s effective tax rates as a percentage of loss before income taxes is as follows:

	Year Ended January 31,
	2024	2023	2022
Provision computed at federal statutory rate	21.0%	21.0%	21.0%
States taxes, net of federal benefit	3.9%	3.7%	3.7%
Foreign rate differential	0.1%	(0.4)%	(2.2)%
Revaluation gain/loss	2.1%	0.9%	0.9%
Stock-based compensation	(4.7)%	(0.8)%	0.5%
Tax credits	4.3%	2.8%	2.5%
Change in valuation allowance	(26.3)%	(27.3)%	(27.3)%
Other	(1.0)%	(0.4)%	(0.7)%
Effective tax rate	(0.6)%	(0.5)%	(1.6)%
The components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
(in thousands)	2024	2023	2022
Deferred tax assets
Net operating loss carryforwards	$138,968	$124,823	$114,654
Tax Credit carryforwards	32,540	25,710	21,245
Stock-based compensation	18,984	17,683	8,252
Capitalized research expenses	48,527	24,152	—
Deferred revenue	734	1,599	3,909
Excess interest expense	3,776	8,742	8,656
Operating lease liability	5,525	5,274	—
Other	17,605	14,101	12,208
Total deferred tax assets	266,659	222,084	168,924
Valuation allowance	(254,929)	(211,813)	(166,081)
Total deferred tax assets	11,730	10,271	2,843
Deferred tax liabilities
Operating lease right-of-use assets	(4,886)	(4,863)	—
Intangible assets	(7,150)	(5,566)	(2,701)
Total deferred tax liabilities	(12,036)	(10,429)	(2,701)
Net deferred tax assets (liabilities)	$(306)	$(158)	$142
As of January 31, 2024, the Company had a net deferred tax liability of $0.3 million. The Company had deferred tax assets of $266.7 million and $222.1 million before valuation allowances as of January 31, 2024 and 2023, respectively. The Company assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates all available positive and negative evidence such as past operating results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Management believes that it is more likely than not that the majority of U.S. and foreign deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets in these jurisdictions.

The net change in the total valuation allowance is as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Valuation allowance, beginning of year	$211,813	$166,081	$126,270
Change in valuation allowance	43,116	45,732	39,811
Valuation allowance, end of year	$254,929	$211,813	$166,081
The Company considers the undistributed earnings of its foreign subsidiaries permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of January 31, 2024, the Company’s unremitted earnings from its foreign subsidiaries were $27.1 million and the corresponding unrecognized deferred U.S. income tax liability is not material.
The Company is subject to income taxes in the United States and various foreign jurisdictions. As of January 31, 2024, the Company had approximately $555.3 million of federal net operating loss (“NOL”) carryforward, of which $259.2 million will expire at various dates through 2038 and $296.1 million has an indefinite carryforward. Additionally, the Company had state and foreign NOL carryforwards of $332.9 million and $3.9 million, respectively. The state and foreign NOL carryforwards might be available to offset future taxable income, which will expire in varying amounts beginning in 2023. An insignificant amount of NOL and credits carryforwards may be subject to annual limitations under Internal Revenue Code Section 382.
As of January 31, 2024, the Company had approximately $26.9 million of federal and $16.7 million of California research and development credit carryforwards available to reduce future taxable liability. The federal credit carryforwards will expire beginning in 2032 and California credits can be carried forward indefinitely.
The Company’s unrecognized tax benefits are as follows:

	Year Ended January 31,
(in thousands)	2024	2023	2022
Beginning of year	$6,900	$5,688	$4,714
Additions based on tax positions related to the current year	1,616	1,212	906
Additions for tax positions of prior years	201	—	68
End of year	$8,717	$6,900	$5,688
As of January 31, 2024, the Company’s estimated gross unrecognized tax benefits were $8.7 million, none of which, if recognized, would affect the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company determined that no accrual for interest and penalties was required as of January 31, 2024 and 2023 and no such expenses were incurred in the years presented.
The Company does not anticipate the total amounts of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
The Company files U.S. federal, various state and foreign income tax returns. The Company is not currently under audit by any taxing authorities. All tax years remain open to examination by taxing jurisdictions to which the Company is subject.

(18)Net Loss Per Share Attributable to Common Stockholders
Net loss per share calculations for periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization.

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

	Year Ended January 31,
	2024	2023	2022
Numerator:
Net loss attributable to common stockholders	$(140,509)	$(161,966)	$(137,124)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	279,585,698	267,126,918	79,610,970
Basic and diluted net loss per share attributable to common stockholders	$(0.50)	$(0.61)	$(1.72)
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
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Year Ended January 31,
	2024	2023	2022
Warrants to purchase Class A common stock	1,065,594	1,065,594	1,065,594
Common stock options	26,956,953	33,721,774	41,907,551
Restricted Stock Units	26,718,766	16,972,601	5,439,736
Earn-out Shares	25,067,455	25,771,862	26,217,249
dMY Sponsor Earn-out Shares	862,500	862,500	862,500
Public Warrants	6,899,982	6,899,982	6,899,982
Private Placement Warrants	5,933,333	5,933,333	5,933,333
Early exercised common stock options, subject to future vesting	919,100	1,286,741	1,654,385
Shares issued in connection with acquisition, subject to future vesting	—	271,695	543,391
	94,423,683	92,786,082	90,523,721

(19)Defined Contribution Plan
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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
Not Applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of January 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.
Our management, under the supervision of our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2024 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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

Item 9B. Other Information
(a)
Adoption of Executive Incentive Umbrella Plan
On March 27, 2024, our board of directors approved the Company’s Executive Incentive Compensation Plan (the “Umbrella Plan”). The Umbrella Plan allows the Company to provide incentive awards to employees selected by the administrator of the Umbrella Plan, including the Company’s named executive officers. Pursuant to the Umbrella Plan, its administrator in its sole discretion may establish a target award for each participant and a bonus pool, with any actual awards to be paid from such bonus pool. The Umbrella Plan administrator also may establish any performance goals that will apply to any awards under the Umbrella Plan. Any such performance goals may include, but are not limited to, the goals listed in the Umbrella Plan. The performance goals may differ from participant to participant and from award to award.
The Umbrella Plan will be administered by our board of directors or a committee appointed by our board of directors. Unless and until determined otherwise by our board of directors, the compensation committee of the board of directors will administer the Umbrella Plan. The administrator of the Umbrella Plan may delegate its authority and powers under the Umbrella Plan to one or more directors and/or officers of the Company, which delegation may be revoked at any time. The board of directors may administer the Umbrella Plan concurrently with any committee designated to administer the Umbrella Plan and may revoke the delegation of some or all authority previously delegated. The administrator of the Umbrella Plan, at any time before payment of the actual award, may increase, reduce, or eliminate a participant’s actual award, and/or increase, reduce, or eliminate the amount allocated to a bonus pool, based on such factors as it deems relevant. The administrator of the Umbrella Plan, at any time before payment of an actual award, may add, remove or modify any applicable performance goals. Actual awards generally will be paid in cash in a single lump sum, provided that the Umbrella Plan administrator has discretion to settle an actual award with the grant of an equity award pursuant to the Company’s applicable equity plan as may be in effect from time to time. To earn an actual award, a participant must be employed with the Company (or its subsidiaries or other affiliates, as applicable) through the date the actual award is paid unless otherwise determined by the Umbrella Plan administrator. Payment of an actual award generally will be made as soon as practicable after the end of the applicable performance period and after the actual award is approved by the Umbrella Plan administrator.
The administrator of the Umbrella Plan has the authority to modify, amend, suspend, or terminate the Umbrella Plan, or any part of the Umbrella Plan, at any time, provided that such action does not materially impair or materially alter any rights or obligations of any actual award earned by a participant absent such participant’s consent. The Umbrella Plan will remain in effect until terminated in accordance with its terms.
The foregoing summary of the Umbrella Plan is qualified in its entirety by reference to the full text of the Umbrella Plan which is attached as Exhibit 10.8 to this Form 10-K and is incorporated herein by reference.
Adoption of Amended and Restated Bylaws
On March 27, 2024, our board of directors approved and adopted the Amended and Restated Bylaws of the Company (as so amended and restated, the “Amended Bylaws”), which became effective upon such approval and adoption. The Amended Bylaws incorporate certain amendments to align the Amended Bylaws with changes to the Delaware General Corporation Law and the laws of the state of Delaware, including:
•provisions relating to delivery of notices and communications regarding adjourned stockholder meetings, and the availability of stockholder lists for stockholder meetings; and
•requirements for action by written consent of the board of directors.
The Amended Bylaws also incorporate certain other amendments, including:
•updating procedural mechanics and disclosure requirements in connection with stockholder nominations of directors and submissions of proposals regarding other business at the Company’s annual meeting of stockholders (except for proposals properly made in accordance with Rule 14a-8 under the Securities Exchange Act of 1934), including by requiring additional background information and disclosures regarding proposing stockholders, proposed nominees and business, and other persons related to a stockholder’s solicitation of proxies;

•changing certain provisions relating to stockholder nominations of directors to address the universal proxy rules adopted by the Securities and Exchange Commission; and
•making certain other clarifying, conforming and ministerial changes.
The foregoing summary of the Amended Bylaws does not purport to be complete and is qualified in its entirety by the full text of the Amended Bylaws, which is attached as Exhibit 3.2 to this Form 10-K and is incorporated herein by reference.
(b) Securities Trading Plans of Directors and Executive Officers
During the three months ended January 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2024.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2024.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2024.

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

3.1	Certificate of Incorporation of Planet Labs PBC (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

3.2*	Amended and Restated Bylaws of Planet Labs PBC

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

10.7
Form of Additional Subscription Agreement, by and between dMY Technology Group, Inc. IV and the undersigned subscriber party thereto (incorporated by reference to Annex F-2 to the Registrant’s proxy statement/prospectus dated November 5, 2021)

10.8*#	Planet Labs PBC Executive Incentive Compensation Plan

10.9#	Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

10.10#
Form of Restricted Stock Unit Agreement under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.11#
Form of Global Restricted Stock Unit Agreement under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.12#
Form of Stock Option Agreement under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.13#	Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.14#
Form of Global Stock Option Agreement under the Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.16 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.15#
Form of Global Restricted Stock Unit Agreement under the Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.16#
Form of 2023 Global Restricted Stock Unit Agreement under the Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.18 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2023)

10.17#
Form of Performance-Vesting Restricted Stock Unit Agreement under the Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K, filed with the SEC on April 25, 2023)

10.18#	Planet Labs PBC 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 of the Registrant’s Form S-8, filed with the SEC on February 15, 2022)

10.19#	Planet Labs PBC Outside Director Compensation Policy (incorporated by reference to Exhibit 10.21 of the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

10.20#
Employment Offer Letter, dated February 1, 2012, between William Marshall and Cosmogia Inc. (incorporated by reference to Exhibit 10.20 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.21#
Employment Offer Letter, dated December 19, 2011, between Robbie Schingler and Cosmogia Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2023)

10.22#
Employment Offer Letter, dated January 15, 2020, between Ashley Johnson and Planet Labs Inc. (incorporated by reference to Exhibit 10.21 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.23#
Employment Offer Letter, dated February 15, 2021, between Kevin Weil and Planet Labs Inc. (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.24#	Planet Labs PBC Executive Severance Plan and Participation Notice (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 8, 2023)

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

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Planet Labs PBC Policy For Recovery of Erroneously Awarded Compensation

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)
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
*    Filed herewith.

+    The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 28, 2024

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

Signature	Title	Date

/s/ William Marshall	Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)	March 28, 2024
William Marshall

/s/ Ashley Johnson	Chief Financial and Operating Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2024
Ashley Johnson

/s/ Robert Schingler, Jr.	Director	March 28, 2024
Robert Schingler, Jr.

/s/ Carl Bass	Director	March 28, 2024
Carl Bass

/s/ Ita Brennan	Director	March 28, 2024
Ita Brennan

/s/ Niccolo de Masi	Director	March 28, 2024
Niccolo de Masi

/s/ Vijaya Gadde	Director	March 28, 2024
Vijaya Gadde

/s/ J. Heidi Roizen	Director	March 28, 2024
J. Heidi Roizen

/s/ Kristen Robinson	Director	March 28, 2024
Kristen Robinson