Form 10-Q
period 2024-04-30
Planet Labs PBC
filed 2024-06-06
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2024
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

The registrant had 269,614,188 outstanding shares of Class A common stock, and 21,157,586 outstanding shares of Class B common stock, as of June 3, 2024.

Unless the context otherwise requires, the “Company”, “Planet”, “we”, “our”, “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.
Cautionary Note Regarding Forward Looking Information
This Quarterly Report on Form 10-Q for the quarter ended April 30, 2024 (the “Form 10-Q” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Factors that may impact such forward-looking statements include:
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
•our ability to manage risks and challenges associated with our financial condition and results of operations;
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

Part I. - Financial Information
Item 1. Financial Statements.
Planet Labs PBC
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)	April 30, 2024	January 31, 2024
Assets
Current assets
Cash and cash equivalents	$107,367	$83,866
Restricted cash and cash equivalents, current	8,802	8,360
Short-term investments	168,218	215,041
Accounts receivable, net of allowance of $895 and $1,539, respectively	38,527	43,320
Prepaid expenses and other current assets	23,044	19,564
Total current assets	345,958	370,151
Property and equipment, net	111,338	113,429
Capitalized internal-use software, net	16,066	14,973
Goodwill	137,110	136,256
Intangible assets, net	31,403	32,448
Restricted cash and cash equivalents, non-current	9,564	9,972
Operating lease right-of-use assets	20,966	22,339
Other non-current assets	2,199	2,429
Total assets	$674,604	$701,997
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,131	$2,601
Accrued and other current liabilities	43,361	44,779
Deferred revenue	63,646	72,327
Liability from early exercise of stock options	8,068	8,964
Operating lease liabilities, current	8,175	7,978
Total current liabilities	126,381	136,649
Deferred revenue	13,247	5,293
Deferred hosting costs	9,261	7,101
Public and private placement warrant liabilities	1,431	2,961
Operating lease liabilities, non-current	15,207	16,952
Contingent consideration	2,915	5,885
Other non-current liabilities	5,837	9,138
Total liabilities	174,279	183,979
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at April 30, 2024 and January 31, 2024, 269,579,722 and 268,117,905 Class A shares issued and outstanding at April 30, 2024 and January 31, 2024, respectively, 21,157,586 Class B shares issued and outstanding at April 30, 2024 and January 31, 2024, 0 Class C shares issued and outstanding at April 30, 2024 and January 31, 2024 (1)	28	28
Additional paid-in capital	1,608,847	1,596,201
Accumulated other comprehensive income	548	1,594
Accumulated deficit	(1,109,098)	(1,079,805)
Total stockholders’ equity	500,325	518,018
Total liabilities and stockholders’ equity	$674,604	$701,997

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended April 30,
(in thousands, except share and per share amounts)	2024	2023
Revenue	$60,440	$52,703
Cost of revenue	28,757	24,556
Gross profit	31,683	28,147
Operating expenses
Research and development	25,589	28,186
Sales and marketing	21,485	23,125
General and administrative	19,180	21,528
Total operating expenses	66,254	72,839
Loss from operations	(34,571)	(44,692)
Interest income	3,107	4,506
Change in fair value of warrant liabilities	1,530	5,945
Other income, net	1,083	104
Total other income, net	5,720	10,555
Loss before provision for income taxes	(28,851)	(34,137)
Provision for income taxes	442	307
Net loss	(29,293)	(34,444)
Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.13)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	288,268,718	272,347,977

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended April 30,
(in thousands)	2024	2023
Net loss	$(29,293)	$(34,444)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(534)	(45)
Change in fair value of available-for-sale securities	(512)	(544)
Other comprehensive loss, net of tax	(1,046)	(589)
Comprehensive loss	$(30,339)	$(35,033)

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2023	271,783,561	$27	$1,513,102	$2,271	$(939,296)	$576,104
Issuance of Class A common stock from the exercise of common stock options	1,018,385	—	3,295	—	—	3,295
Issuance of Class A common stock upon vesting of restricted stock units	1,278,161	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(472,136)	—	(1,896)	—	—	(1,896)
Stock-based compensation	—	—	15,983	—	—	15,983
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(544)	—	(544)
Change in translation	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(34,444)	(34,444)
Balances at April 30, 2023	273,699,882	$27	$1,531,380	$1,682	$(973,740)	$559,349

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	289,275,491	28	1,596,201	1,594	(1,079,805)	518,018
Issuance of Class A common stock from the exercise of common stock options	35,318	—	20	—	—	20
Issuance of Class A common stock upon vesting of restricted stock units	2,334,916	—	—	—	—	—
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(908,417)	—	(2,015)	—	—	(2,015)
Stock-based compensation	—	—	13,745	—	—	13,745
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(512)	—	(512)
Change in translation	—	—	—	(534)	—	(534)
Net loss	—	—	—	—	(29,293)	(29,293)
Balances at April 30, 2024	290,737,308	$28	$1,608,847	$548	$(1,109,098)	$500,325
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended April 30,
(in thousands)	2024	2023
Operating activities
Net loss	$(29,293)	$(34,444)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,103	10,248
Stock-based compensation, net of capitalized cost of $673 and $627, respectively	13,072	15,356
Change in fair value of warrant liabilities	(1,530)	(5,945)
Change in fair value of contingent consideration	(101)	(423)
Other	(547)	(1,634)
Changes in operating assets and liabilities
Accounts receivable	5,482	(121)
Prepaid expenses and other assets	(731)	2,770
Accounts payable, accrued and other liabilities	(5,237)	(10,713)
Deferred revenue	(721)	(7,765)
Deferred hosting costs	2,206	2,070
Net cash used in operating activities	(4,297)	(30,601)
Investing activities
Purchases of property and equipment	(9,938)	(6,336)
Capitalized internal-use software	(1,418)	(739)
Maturities of available-for-sale securities	32,158	30,000
Sales of available-for-sale securities	43,116	—
Purchases of available-for-sale securities	(28,043)	(35,229)
Business acquisition, net of cash acquired	(1,068)	—
Purchases of licensed imagery	(4,024)	—
Other	(300)	(277)
Net cash provided by (used in) investing activities	30,483	(12,581)
Financing activities
Proceeds from the exercise of common stock options	20	3,295
Class A common stock withheld to satisfy employee tax withholding obligations	(2,015)	(1,896)
Other	(380)	—
Net cash provided by (used in) financing activities	(2,375)	1,399
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(276)	177
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	23,535	(41,606)
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	102,198	188,076
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$125,733	$146,470

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

(2)Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Operating results for the three months ended April 30, 2024 are not necessarily indicative of the results expected for the fiscal year ending January 31, 2025 or any other future period.
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of Planet Labs PBC and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year end is January 31.
Certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (the “2024 Form 10-K”).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates and assumptions that affect the Company’s unaudited condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment, capitalized internal-use software and intangible assets, the Company’s incremental borrowing rate for operating leases, allowances for credit losses for available-for-sale debt securities and accounts receivable, estimates related to revenue recognition, including the assessment of performance obligations within a contract and the determination of standalone selling price (“SSP”) for each performance obligation, assumptions used to measure stock-based compensation, the fair value of private placement warrant liabilities, the fair value of assets acquired and liabilities assumed from business combinations, the fair value of contingent consideration for business combinations, the impairment of long-lived assets and goodwill, the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions, and contingencies.

These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, due to the inherent uncertainties in making estimates, actual results could differ from those estimates and such differences may be material.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands, Slovenia, Austria, and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss at April 30, 2024 that the Company would incur if parties to cash, cash equivalents, and short-term investments failed completely to perform according to the terms of the contracts is $273.7 million.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. As of April 30, 2024 and January 31, 2024, no customer accounted for 10% or more of accounts receivable.
For the three months ended April 30, 2024, one customer accounted for 18% of revenue. For the three months ended April 30, 2023, one customer accounted for 21% of revenue.
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
Significant Accounting Policies
The Company’s significant accounting policies are included in Note 2 of its Consolidated Financial Statements included in the 2024 Form 10-K.

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

(3)Revenue
Deferred Revenue
During the three months ended April 30, 2024 and 2023, the Company recognized revenue of $26.2 million and $25.1 million, respectively, that had been included in deferred revenue as of January 31, 2024 and January 31, 2023, respectively.
Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $124.9 million as of April 30, 2024, which consists of both deferred revenue of $76.9 million and non-cancelable contracted revenue that will be invoiced in future periods of $48.0 million. The Company expects to recognize approximately 81% of the remaining performance obligation over the next 12 months, approximately 98% of the remaining obligation over the next 24 months, and the remainder thereafter.
Remaining performance obligations do not include unexercised contract options, written orders where funding has not been appropriated and contracts which provide the customer with a right to terminate for convenience without incurring a substantive termination penalty.
Disaggregation of Revenue
The following table disaggregates revenue by major geographic region:

	Three Months Ended April 30,
(in thousands)	2024	2023
United States	$29,060	$23,127
Rest of world	31,380	29,576
Total revenue	$60,440	$52,703
No single country other than the U.S. accounted for more than 10% of revenue for the three months ended April 30, 2024 and 2023.
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

During the three months ended April 30, 2024 and 2023, the Company deferred $0.3 million and $0.2 million of commission expenditures to be amortized in future periods, respectively. The Company’s amortization of commission expenditures was $0.7 million and $0.6 million for the three month periods ended April 30, 2024 and 2023, respectively. As of April 30, 2024 and January 31, 2024, deferred commissions consisted of the following:

(in thousands)	April 30, 2024	January 31, 2024
Deferred commission, current	$2,104	$2,296
Deferred commission, non-current	1,348	1,578
Total deferred commission	$3,452	$3,874
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of April 30, 2024 and January 31, 2024 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

	April 30, 2024
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$44,604	$—	$—
Restricted cash equivalents: money market funds	16,895	—	—
Short-term investments:
U.S. Treasury securities	40,075	—	—
Commercial paper	—	9,777	—
Corporate bonds	—	109,005	—
U.S. government agency securities	—	4,848	—
Certificates of deposit	—	4,513	—
Total assets	$101,574	$128,143	$—
Liabilities
Public Warrants	$897	$—	$—
Private Placement Warrants	—	—	534
Contingent consideration for acquisitions	—	—	12,610
Total liabilities	$897	$—	$13,144

	January 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$28,722	$—	$—
Restricted cash equivalents: money market funds	17,301	—	—
Short-term investments:
U.S. Treasury securities	46,211	—	—
Commercial paper	—	11,126	—
Corporate bonds	—	144,340	—
U.S. government agency securities	—	9,933	—
Certificates of deposit	—	3,431	—
Total assets	$92,234	$168,830	$—
Liabilities
Public Warrants	$1,656	$—	$—
Private Placement Warrants	—	—	1,305
Contingent consideration for acquisitions	—	—	12,891
Total liabilities	$1,656	$—	$14,196
The fair value of cash held in banks and accrued and other current liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.
Money Market Funds
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds for the three months ended April 30, 2024 and 2023.
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
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies. The expected volatility input utilized for the fair value measurements of the Private Placement Warrants as of April 30, 2024 and January 31, 2024 was 70.0%.
Contingent Consideration for Acquisitions
The Company has recorded contingent consideration liabilities in connection with its acquisitions of Salo Sciences and Sinergise (see Note 6 of the Company’s Consolidated Financial Statements included in the 2024 Form 10-K). The Company measures the fair value of the contingent consideration liabilities based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy.
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
Level 3 Disclosures
The following is a roll-forward of Level 3 liabilities measured at fair value for the three months ended April 30, 2024 and 2023:

(in thousands)	Private Placement Warrants	Technical Milestone Contingent Consideration*	Customer Contract Earnout Contingent Consideration*	Customer Consent Escrow Contingent Consideration*
Fair value at end of year, January 31, 2023	$9,701	$4,433	$3,597	$—
Change in fair value	(3,323)	5	(428)	—
Fair value at April 30, 2023	$6,378	$4,438	$3,169	$—

Fair value at end of year, January 31, 2024	$1,305	$5,114	$1,926	$5,851
Payments	—	—	(180)	—
Change in fair value	(771)	(183)	13	69
Fair value at April 30, 2024	$534	$4,931	$1,759	$5,920
* The current portion of the contingent consideration liabilities balances of $9.7 million and $7.0 million as of April 30, 2024 and January 31, 2024, respectively, are included within accrued and other current liabilities. Changes in fair value of the contingent consideration liability for the Salo Sciences technical milestone payments are included within research and development expenses. Changes in fair value of the Salo Sciences contingent consideration liability for customer contract earnout payments are included within sales and marketing expenses. Changes in fair value of the contingent consideration liability for the Sinergise acquisition escrow payments are included within general and administrative expenses.
Other
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of April 30, 2024 and January 31, 2024, there were no material non-financial assets recorded at fair value.

(5)Balance Sheet Components
Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash and cash equivalents balances of $18.4 million and $18.3 million as of April 30, 2024 and January 31, 2024, respectively.
The restricted cash and cash equivalents balances as of April 30, 2024 and January 31, 2024 primarily consisted of $12.5 million of consideration placed in escrow in connection with the Sinergise acquisition and $4.0 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases.
A reconciliation of the Company’s cash and cash equivalents and restricted cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated statements of cash flows as of April 30, 2024 and January 31, 2024 is as follows:

(in thousands)	April 30, 2024	January 31, 2024
Cash and cash equivalents	$107,367	$83,866
Restricted cash and cash equivalents, current	8,802	8,360
Restricted cash and cash equivalents, non-current	9,564	9,972
Total cash, cash equivalents, and restricted cash and cash equivalents	$125,733	$102,198
Short-term Investments
Short-term investments consisted of the following as of April 30, 2024 and January 31, 2024:

	April 30, 2024
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S Treasury securities	$40,239	$—	$(164)	$40,075
Commercial paper	9,777	—	—	9,777
Corporate bonds	109,082	78	(154)	109,006
U.S. government agency securities	4,868	—	(21)	4,847
Certificates of deposit	4,513	—	—	4,513
Total short-term investments	$168,479	$78	$(339)	$168,218

	January 31, 2024
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S Treasury securities	$46,185	$118	$(92)	$46,211
Commercial paper	11,126	—	—	11,126
Corporate bonds	144,119	376	(155)	144,340
U.S. government agency securities	9,928	17	(13)	9,932
Certificates of deposit	3,432	—	—	3,432
Total short-term investments	$214,790	$511	$(260)	$215,041

The following table summarizes the contracted maturities of the Company’s short-term investments as of April 30, 2024 and January 31, 2024:

	April 30, 2024		January 31, 2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$118,836	$118,697	$148,396	$148,296
Due in 1-2 years	49,643	49,521	66,394	66,745
	$168,479	$168,218	$214,790	$215,041
Property and Equipment, Net
Property and equipment, net consists of the following:

(in thousands)	April 30, 2024	January 31, 2024
Satellites	$277,963	$300,203
Satellites in process and not placed into service	38,873	32,468
Leasehold improvements	17,086	17,089
Ground stations and ground station equipment	19,889	19,098
Office furniture, equipment and fixtures	9,025	8,044
Computer equipment and purchased software	9,494	9,446
Total property and equipment, gross	372,330	386,348
Less: Accumulated depreciation	(260,992)	(272,919)
Total property and equipment, net	$111,338	$113,429

The Company’s long-lived assets by geographic region are as follows:

(in thousands)	April 30, 2024	January 31, 2024
United States	$104,941	$107,070
Rest of world	6,397	6,359
Total property and equipment, net	$111,338	$113,429
The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of April 30, 2024 and January 31, 2024.
Total depreciation expense for the three months ended April 30, 2024 and 2023 was $11.0 million and $8.7 million, respectively, of which $10.3 million and $8.2 million, respectively, was depreciation expense specific to satellites.

Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

(in thousands)	April 30, 2024	January 31, 2024
Capitalized internal-use software	$46,704	$45,010
Less: Accumulated amortization	(30,638)	(30,037)
Capitalized internal-use software, net	$16,066	$14,973

Amortization expense for capitalized internal-use software for the three months ended April 30, 2024 and 2023 was $0.6 million and $0.5 million, respectively.
Goodwill and Intangible Assets
Goodwill and Intangible assets consist of the following:

	April 30, 2024				January 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$30,430	$(11,785)	$(331)	$18,314	$30,429	$(11,085)	$(220)	$19,124
Image library	19,500	(12,237)	282	7,545	19,324	(11,852)	218	7,690
Customer relationships	7,143	(3,912)	(80)	3,151	7,143	(3,715)	(42)	3,386
Trade names and other	6,389	(4,026)	30	2,393	6,089	(3,877)	36	2,248
Total intangible assets	$63,462	$(31,960)	$(99)	$31,403	$62,985	$(30,529)	$(8)	$32,448
Goodwill	$135,981	$—	$1,129	$137,110	$134,914	$—	$1,342	$136,256
Amortization expense for intangible assets for the three months ended April 30, 2024 and 2023 was $1.5 million and $1.1 million, respectively.
The change in the carrying amount of goodwill during the three months ended April 30, 2024 and 2023 is as follows:

	Three Months Ended April 30,
(in thousands)	2024	2023
Beginning of period	$136,256	$112,748
Addition	1,068	—
Currency translation adjustment	(214)	—
End of period	$137,110	$112,748
During the three months ended April 30, 2024, the Company paid $1.1 million of additional consideration in connection with the finalization of the net working capital adjustment relating to the Company’s acquisition of Sinergise. The acquisition of Sinergise was completed on August 4, 2023. The additional amount was accounted for as a measurement period adjustment and resulted in a $1.1 million addition of goodwill during the three months ended April 30, 2024.

Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

(in thousands)	April 30, 2024	January 31, 2024
Deferred R&D service liability (see Note 7)	$8,034	$9,923
Payroll and related expenses	5,208	6,882
Deferred hosting costs	5,053	5,007
Withholding taxes and other taxes payable	1,898	3,152
Contingent consideration	9,695	7,006
Other accruals	13,473	12,809
Total accrued and other current liabilities	$43,361	$44,779

(6)Leases
The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of April 30, 2024, the Company has no finance leases.
Operating lease costs were $2.3 million and $2.0 million for the three months ended April 30, 2024 and 2023, respectively. Variable lease expenses and short-term lease expenses were immaterial for the three months ended April 30, 2024 and 2023.
Operating cash flows from operating leases were $2.4 million and $1.1 million for the three months ended April 30, 2024 and 2023, respectively.
Right of use assets obtained in exchange for operating lease liabilities were $0.5 million and $4.8 million for the three months ended April 30, 2024 and 2023, respectively.
Maturities of operating lease liabilities as of April 30, 2024 were as follows:

(in thousands)
Remainder of Fiscal Year 2025	$7,268
2026	9,335
2027	6,208
2028	2,042
2029	936
Thereafter	457
Total lease payments	$26,246
Less: Imputed interest	(2,864)
Total lease liabilities	$23,382
Weighted average remaining lease term (years)	3.0
Weighted average discount rate	8.1%
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
During the three months ended April 30, 2024 and 2023, the Company recognized $3.2 million and $4.0 million of funding and incurred $2.3 million and $4.0 million of research and development expenses, respectively, in connection with the R&D Services Agreement. As of April 30, 2024 and January 31, 2024, the Company had received a total of $45.8 million of funding under the R&D Services Agreement.
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
During the three months ended April 30, 2024 and 2023, the Company recognized $2.6 million and $3.1 million of funding, respectively, and incurred $2.7 million and $3.9 million of research and development expenses, respectively, in connection with the NASA CSP. As of April 30, 2024 and January 31, 2024, the Company had received a total of $15.5 million and $13.9 million, respectively, of funding in connection with the NASA CSP.

(8)Commitments and Contingencies
Other
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 10). Future minimum purchase commitments under the noncancelable hosting service agreement with Google as of April 30, 2024 are as follows:

(in thousands)
Remainder of Fiscal Year 2025	$26,030
2026	31,190
2027	32,725
2028	33,427
Total purchase commitments	$123,372
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
As of April 30, 2024 and January 31, 2024, there were 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.
Warrants to Purchase Class A Common Stock
In addition to the Public and Private Placement Warrants, there were 1,065,594 warrants to purchase shares of Class A common stock with a weighted average exercise price of $9.384 which were outstanding and exercisable as of April 30, 2024 and January 31, 2024. As of April 30, 2024, the outstanding warrants have a weighted average remaining term of 5.9 years.

(10)Related Party Transactions
As of April 30, 2024 and January 31, 2024, Google held 31,942,641 shares of the Company’s Class A common stock, and, as such, owned greater than 10% of outstanding shares of the Company’s Class A common stock.
In April 2017, the Company and Google entered into a five year content license agreement pursuant to which the Company licensed content to Google. In April 2022, the agreement automatically renewed for a period of one year and, in April 2023, the agreement expired. For the three months ended April 30, 2023, the Company recognized revenue of $0.3 million related to the content license agreement.
In July 2023, the Company and Google entered into a one year content license agreement pursuant to which the Company agreed to license content to Google and provide certain of its products in exchange for a $1.0 million fee. The agreement also provides for the Company to receive up to $2.0 million in value of Google cloud credits that the Company can apply against the cost of Google cloud services it utilizes to fulfill its obligations under the agreement. The Company determined that the Google cloud credits represent non-cash variable consideration which is included in the transaction price for the agreement, subject to the guidance on estimating variable consideration within ASC 606, Revenue from Contracts with Customers. The agreement does not include extension or renewal terms. For the three months ended April 30, 2024, the Company recognized immaterial revenue related to the content license agreement.
The Company purchases hosting and other services from Google, of which $14.3 million and $12.1 million is deferred as of April 30, 2024 and January 31, 2024, respectively. The Company recorded $7.0 million of expense during the three months ended April 30, 2024 relating to hosting and other services provided by Google, of which

$6.3 million was classified as cost of revenue and $0.7 million was classified as research and development. The Company recorded $6.4 million of expense during the three months ended April 30, 2023 related to hosting and other services provided by Google, of which $5.8 million was classified as cost of revenue and $0.6 million was classified as research and development.
As of April 30, 2024 and January 31, 2024, the Company’s accrued and other current liabilities balance included $2.5 million related to hosting and other services provided by Google.
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increased the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 8 for future Google hosting purchase commitments, including the amended commitments, as of April 30, 2024.

(11)Stock-based Compensation
The Company's equity incentive plans are described in Note 16, Stock-based Compensation, in the Notes to the Consolidated Financial Statements in the 2024 Form 10-K.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Three Months Ended April 30,
(in thousands)	2024	2023
Cost of revenue	$981	$917
Research and development	5,731	6,585
Sales and marketing	2,403	3,080
General and administrative	4,630	5,401
Total expense	13,745	15,983
Capitalized to internal-use software development costs and property and equipment	(673)	(627)
Total stock-based compensation expense	$13,072	$15,356
Stock Options
A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2024	26,956,953	$5.34	5.7
Exercised	(35,318)	$0.56
Granted	—	$—
Forfeited	(99,529)	$4.63
Balances at April 30, 2024	26,822,106	$5.35	5.5	$200
Vested and exercisable at April 30, 2024	23,867,411	$4.90	5.3	$200
As of April 30, 2024, total unrecognized compensation cost related to stock options was $12.5 million which is expected to be recognized over a period of 1.3 years.

Restricted Stock Units
A summary of Restricted Stock Unit (“RSU”) activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2024	26,718,766	$4.45
Vested	(2,201,472)	$4.92
Granted	23,425,602	$2.36
Forfeited	(929,481)	$3.81
Balances at April 30, 2024	47,013,415	$3.40
During the three months ended April 30, 2024, the Company granted 23,425,602 RSUs, which generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.
Stock-based compensation expense recognized for RSUs during the three months ended April 30, 2024 and 2023 was $10.8 million and $9.4 million, respectively. As of April 30, 2024, total unrecognized compensation cost related to RSUs was $139.9 million. These costs are expected to be recognized over a period of approximately 3.2 years.
Performance Vesting Restricted Stock Units
During the three months ended April 30, 2024, the Company granted 348,222 performance vesting restricted stock units (“PSUs”) to certain members of the Company’s senior management. A portion of the PSUs are subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the first half of the fiscal year ended January 31, 2025 and the remaining portion is subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the entire fiscal year ended January 31, 2025. Vesting is also subject to continued service through the applicable vesting dates and the actual number of PSUs that may vest ranges from 0% to 125% of the PSUs granted based on achievement of the targets.
During the three months ended April 30, 2024, the Company recognized $0.2 million of stock-based compensation expense related to PSUs. Stock-based compensation expense recognized for PSUs during the three months ended April 30, 2023 was immaterial. As of April 30, 2024, total unrecognized compensation cost related to PSUs was $0.8 million. These costs are expected to be recognized over a period of approximately 0.9 years.
Employee Stock Purchase Program
Beginning in April 2024, the Company's eligible employees were able to begin participating in the Company's Employee Stock Purchase Program (“ESPP”). The ESPP allows eligible participants to contribute up to 10% of their eligible compensation towards the purchase of Class A common stock at a discounted price, subject to certain limitations. The purchase price of the shares on each purchase date is equal to 85% of the lower of the fair market value of Class A common stock on the first and last trading days of each offering period. The offerings under the ESPP are currently designed to be intended to qualify under Section 423 of the Internal Revenue Code. The Company estimates the fair value of each purchase right under the ESPP on the date of grant using the Black-Scholes valuation model and uses the straight-line attribution approach to record the expense over the six-month offering period.
During the three months ended April 30, 2024, the Company recognized $0.1 million of stock-based compensation expense related to the ESPP. As of April 30, 2024, total unrecognized compensation cost related to ESPP was $0.3 million. These costs are expected to be recognized over a period of approximately 0.4 years
Early Exercises of Stock Options
The Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. As of April 30, 2024, the Company had a $8.1 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 827,190.

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
No Earn-out Shares vested during the three months ended April 30, 2024 or 2023. As of April 30, 2024, there were 3,579,424 Earn-out Shares outstanding relating to Former Planet equity award holders.
As of April 30, 2024 and January 31, 2024, there was no unrecognized compensation cost related to the Earn-out Shares. During the three months ended April 30, 2023, the Company recognized $2.3 million of stock-based compensation expense related to the Earn-out Shares.
Other Stock-based Compensation
In connection with the acquisition of VanderSat B.V. (“VanderSat”) on December 13, 2021, the Company issued 543,391 shares of Class A common stock to an employee and former owner of VanderSat which are accounted for as stock-based compensation because the shares were subject to forfeiture based on post-acquisition time-based service vesting. The shares vested in quarterly increments over two years commencing on December 13, 2021. As of April 30, 2024 and January 31, 2024, there was no unrecognized compensation cost related to these shares. During the three months ended April 30, 2023, the Company recognized $0.6 million of stock-based compensation expense related to these shares.

(12) Income Taxes
The Company recorded income tax expense of $0.4 million and $0.3 million for the three months ended April 30, 2024 and 2023, respectively. For the three months ended April 30, 2024 and 2023, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three months ended April 30, 2024 and 2023 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of the Company’s U.S. and foreign deferred tax assets and foreign rate differences.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. Gross unrecognized tax benefits were $9.1 million and $8.7 million as of April 30, 2024 and January 31, 2024, respectively. The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate due to the valuation allowance against the deferred tax assets. The Company determined that no accrual for interest and penalties was required as of April 30, 2024 and January 31, 2024 and no such expenses were incurred in the periods presented.
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

	Three Months Ended April 30,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(29,293)	$(34,444)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	288,268,718	272,347,977
Basic and diluted net loss per share attributable to common stockholders	$(0.10)	$(0.13)
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
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of April 30,
	2024	2023
Warrants to purchase Class A common stock	1,065,594	1,065,594
Common stock options	26,822,106	32,152,247
Restricted Stock Units	47,013,415	31,095,675
Performance vesting Restricted Stock Units	355,372	—
Shares committed under ESPP	120,204	—
Earn-out Shares	25,038,434	25,567,385
dMY Sponsor Earn-out Shares	862,500	862,500
Public Warrants	6,899,982	6,899,982
Private Placement Warrants	5,933,333	5,933,333
Early exercised common stock options, subject to future vesting	827,190	1,194,830
Shares issued in connection with acquisition, subject to future vesting	—	203,771
Total	114,938,130	104,975,317

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PLANET
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Planet Labs PBC. The MD&A is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q, as well as our audited annual consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2024 (the “2024 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report and Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
We currently serve customers across large commercial and government verticals, including agriculture, mapping, energy, forestry, finance and insurance, as well as federal, civil, state, and local governments. Our customers in government and commercial markets leverage our product capabilities to monitor and manage global change over broad areas to take action.
Our proprietary data set and analytics are delivered pursuant to subscription and usage-based data licensing agreements and are accessed by our customers through our online platform and subscription APIs. We believe our efficient cost structure, one-to-many business model and differentiated data set have enabled us to grow our customer base across multiple vertical markets. As of April 30, 2024, our End of Period (“EoP”) Customer Count was 1,031 customers, which represented a 14% year-over-year growth when compared to April 30, 2023. For a definition of EoP Customer Count see the section titled “Key Operational and Business Metrics.” Over 90% of our ACV Book of Business (as defined below) consists of annual or multi-year contracts. Our average contract length continues to be approximately two years, weighted on an annual contract value basis.
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
Factors Affecting the Results of Operations
We believe that our financial condition and result of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, in Part II, Item 1A “Risk Factors” of this Quarterly Report and in Part I, Item 1A, “Risk Factors” of our 2024 Form 10-K.
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
In addition, we plan to continue investing in making our data more digestible and accessible to non-technical business users and to build solutions to address more use cases and expand our addressable market. As a result of this strategy, we anticipate our research and development expenditures may generally increase over time. We will also aim to expand our reach with customers by partnering with independent software vendors and solution providers who are building vertical market-specific solutions. While we have customers and partners today in many markets, we believe that our increased investment in developing software analytics solutions has the potential to accelerate the usage of our data and analytics across broader audiences. Additionally, the timing of securing new customer contracts, including when it occurs during the year and the length of the sales cycle, as well as the size of the contracts, can impact our operating performance.
Retention and Expansion of Existing Customers
To increase customer retention and expansion of revenue from existing customers, we are making a number of investments in our operations. Customer retention and expansion is driven by the speed with which our customers realize the value of our data once they become customers, our ability to cross-sell our different products to our existing customers and our ability to offer new products to our customers. Therefore, to increase customer retention and sales to existing customers, we have invested in our customer success function, continuous improvements to our existing data, and the software tools and analytic tools that make our data easier to consume. As a result of such investments, we anticipate our cost of revenue, operating expenses, and capital expenditures may generally increase as we continue to prioritize customer retention and expansion and consequently, we are likely to experience losses in the near term, delaying our ability to achieve profitability and adversely affecting cash flows.
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
Net Dollar Retention Rate

	Three Months Ended April 30,
	2024	2023
Net Dollar Retention Rate	100%	98%
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate increased to 100% for the three months ended April 30, 2024, as compared to 98% for the three months ended April 30, 2023, primarily due to expansions of certain government contracts.
Net Dollar Retention Rate including Winbacks

	Three Months Ended April 30,
	2024	2023
Net Dollar Retention Rate including Winbacks	101%	99%
We assess two metrics for net dollar retention—Net Dollar Retention Rate, as described above, and Net Dollar Retention Rate including winbacks. A winback is a previously existing customer that was inactive at the start of the measurement period but has reactivated during the measurement period. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention Rate set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks increased to 101% for the three months ended April 30, 2024, as compared to 99% for the three months ended April 30, 2023, primarily due to expansions of certain government contracts.
EoP Customer Count

	Three Months Ended April 30,
	2024	2023
EoP Customer Count	1,031	903
We define EoP Customer Count as the total count of all existing customers at the end of the period excluding customers that are exclusively Sentinel Hub self-service paying users. For EoP Customer Count, we define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. For EoP Customer Count, we do not include users that only utilize our self-service Sentinel Hub web based ordering system, which we acquired in August 2023, and which offers standard starter packages on a monthly or annual basis. We believe excluding these users from EoP Customer Count creates a more useful metric, as we view the Sentinel Hub starter packages as entry points for smaller accounts, leading to broader awareness of our solutions throughout their networks and organizations. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count increased to 1,031 as of April 30, 2024, as compared to 903 as of April 30, 2023. The increase was primarily attributable to the increased demand for our data.
Percent of Recurring ACV

	Three Months Ended April 30,
	2024	2023
Percent of Recurring ACV	95%	93%
Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define EoP ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts, excluding customers that are exclusively Sentinel Hub self-service paying users. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts (excluding customers that are exclusively Sentinel Hub self-service paying users) divided by the total dollar value of all contracts in our EoP ACV Book of Business. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining EoP ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV increased to 95% for the three months ended April 30, 2024, as compared to 93% for the three months ended April 30, 2023.

Capital Expenditures as a Percentage of Revenue

	Three Months Ended April 30,
	2024	2023
Capital Expenditures as Percentage of Revenue	19%	13%
We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue increased to 19% for the three months ended April 30, 2024, as compared to 13% for the three months ended April 30, 2023. The increase was primarily attributable to an increase in capitalized labor and material related to the build of our next generation high resolution Pelican satellites and medium resolution satellites.
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
We also provide a small amount of other services to customers, including professional services such as training, analytical services, and other value-added activities related to our imagery, data and technology. These revenues are recognized as the services are rendered, on a proportional performance basis for fixed price contracts or ratably over the contract term for subscription professional services and analytics contracts. Training revenues are recognized as the services are performed.
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
We intend to continue to invest in our software platform development, machine learning and analytic tools and applications and new satellite technologies for both the satellite fleet operations and data collection capabilities to drive incremental value to our existing customers and to enable us to expand our traction in emerging markets and with new customers. As a result of the foregoing, research and development expenditures may increase in future periods.
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
We expect to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations, and professional services. As the company grows, our general and administrative expenses may increase in future periods and vary from period to period as a percentage of revenue, but we expect to realize operating scale with respect to these expenses over time as we grow our revenue.
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
Other Income, net
Other income, net, primarily consists of net gains or losses on foreign currency.

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
Results of Operations
Three months ended April 30, 2024 compared to three months ended April 30, 2023
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Three Months Ended April 30,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Revenue	$60,440	$52,703	$7,737	15%
Cost of revenue	28,757	24,556	4,201	17%
Gross profit	31,683	28,147	3,536	13%
Operating expenses
Research and development	25,589	28,186	(2,597)	(9)%
Sales and marketing	21,485	23,125	(1,640)	(7)%
General and administrative	19,180	21,528	(2,348)	(11)%
Total operating expenses	66,254	72,839	(6,585)	(9)%
Loss from operations	(34,571)	(44,692)	10,121	(23)%
Interest income	3,107	4,506	(1,399)	(31)%
Change in fair value of warrant liabilities	1,530	5,945	(4,415)	(74)%
Other income, net	1,083	104	979	941%
Total other income, net	5,720	10,555	(4,835)	(46)%
Loss before provision for income taxes	(28,851)	(34,137)	5,286	(15)%
Provision for income taxes	442	307	135	44%
Net loss	$(29,293)	$(34,444)	$5,151	(15)%
Revenue
Revenue increased $7.7 million, or 15%, to $60.4 million for the three months ended April 30, 2024 from $52.7 million for the three months ended April 30, 2023. The increase was primarily due to a $11.5 million increase from total customer growth worldwide, including new customers acquired from the Sinergise acquisition. The increase was partially offset by net contraction of existing customer contracts of $3.8 million, which was primarily due to slower development with the Commercial customers. EoP Customer Count increased approximately 14% to 1,031 as of April 30, 2024 from 903 as of April 30, 2023. The increase in revenue was primarily driven by growth with the Civil Government and Defense and Intelligence customers.
Cost of Revenue
Cost of revenue increased $4.2 million, or 17%, to $28.8 million for the three months ended April 30, 2024, from $24.6 million for the three months ended April 30, 2023. The increase was primarily due to a $1.5 million increase in depreciation expense, which was primarily due to a reduction of estimated useful lives made for certain high resolution satellites during the fiscal year ended January 31, 2024, and a $1.4 million increase in costs paid to solution partners and subcontractors. The increase was also partially due to a $0.6 million increase in hosting costs associated with an increase in archive data and growth in our customer base and a $0.5 million increase in amortization expense, which was primarily due to amortization for an intangible asset that was acquired in connection with the Sinergise acquisition in August 2023.

Research and Development
Research and development expenses decreased $2.6 million, or 9%, to $25.6 million for the three months ended April 30, 2024, from $28.2 million for the three months ended April 30, 2023. The decrease was primarily due to a $2.8 million decrease in costs for contractors and hardware utilized for research and development activities, a $0.8 million decrease in stock-based compensation expense, which was primarily due to a decline in expense related to earnout shares, and a $0.4 million decrease in employee travel expenses. These decreases were partially offset by a $0.9 million decrease in funding recognized for our research and development arrangements and a $0.8 million increase in depreciation expense associated with satellites classified as experimental.
Sales and Marketing
Sales and marketing expenses decreased $1.6 million, or 7%, to $21.5 million, for the three months ended April 30, 2024, from $23.1 million for the three months ended April 30, 2023. The decrease was primarily due to a $0.8 million decrease in costs relating to sales and marketing events and a $0.7 million decrease in stock-based compensation expense, which was primarily due to a decline in expense related to earnout shares.
General and Administrative
General and administrative expenses decreased $2.3 million, or 11%, to $19.2 million for the three months ended April 30, 2024, from $21.5 million for the three months ended April 30, 2023. The decrease was primarily due to a $0.8 million decrease in legal fees and a $0.8 million decrease in stock-based compensation expense, which was primarily due to a decline in expense related to earnout shares. The decrease was also partially due to a $0.7 million decrease in our allowance for expected credit losses for accounts receivable.
Interest Income
Interest income decreased $1.4 million, to $3.1 million for the three months ended April 30, 2024, from $4.5 million for the three months ended April 30, 2023. The decrease was primarily due to a decrease in the balances of our cash, cash equivalents and short-term investments.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities for both the three month periods ended April 30, 2024 and 2023 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock.
Other Income, net
Other income, net was $1.1 million for the three months ended April 30, 2024 and primarily reflects the derecognition of a $1.3 million liability for which settlement is not considered probable. Other income, net was $0.1 million for the three months ended April 30, 2023 and primarily reflects realized and unrealized foreign currency exchange gains and losses.
Provision for Income Taxes
Provision for income taxes was $0.4 million and $0.3 million for the three months ended April 30, 2024 and 2023, respectively. For the three months ended April 30, 2024 and 2023, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three months ended April 30, 2024 and 2023 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.
Non-GAAP Information
This Quarterly Report on Form 10-Q includes Non-GAAP Gross Profit, Non-GAAP Gross Margin, Adjusted EBITDA, and Backlog, which are non-GAAP measures that we use to supplement our results presented in accordance with U.S. GAAP. We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
The table below reconciles Non-GAAP Gross Profit and Non-GAAP Gross Margin to Gross Profit and Gross Margin (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended April 30,
(in thousands, except percentages)	2024	2023
Gross Profit	$31,683	$28,147
Cost of revenue—Stock-based compensation	876	917
Amortization of acquired intangible assets	789	439
Non-GAAP Gross Profit	$33,348	$29,503
Gross Margin	52%	53%
Non-GAAP Gross Margin	55%	56%

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2024	2023
Net loss	$(29,293)	$(34,444)
Interest income	(3,107)	(4,506)
Income tax provision	442	307
Depreciation and amortization	13,103	10,248
Change in fair value of warrant liabilities	(1,530)	(5,945)
Stock-based compensation	13,072	15,356
Other income, net	(1,083)	(104)
Adjusted EBITDA	$(8,396)	$(19,088)
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
Backlog
The table below reconciles Backlog to remaining performance obligations for the periods indicated:

(in thousands)	April 30, 2024	January 31, 2024
Remaining performance obligations	$124,942	$132,571
Cancellable amount of contract value	94,831	109,821
Backlog	$219,773	$242,392
For remaining performance obligations as of April 30, 2024, the Company expects to recognize approximately 81% over the next 12 months, approximately 98% over the next 24 months, and the remainder thereafter. For Backlog as of April 30, 2024, the Company expects to recognize approximately 64% over the next 12 months, approximately 85% over the next 24 months, and the remainder thereafter.
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
As of April 30, 2024 and January 31, 2024, we had $107.4 million and $83.9 million, respectively, in cash and cash equivalents. Additionally, as of April 30, 2024 and January 31, 2024, we had short-term investments of $168.2 million and $215.0 million, respectively, which are highly liquid in nature and available for current operations. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.
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
As of April 30, 2024, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, purchase commitments for future satellite launch services, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 6, 8, and 10 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these cash requirements.
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

	Three Months Ended April 30,
(in thousands)	2024	2023
Net cash provided by (used in)
Operating activities	$(4,297)	$(30,601)
Investing activities	$30,483	$(12,581)
Financing activities	$(2,375)	$1,399

Net cash used in operating activities
Net cash used in operating activities for the three months ended April 30, 2024, primarily consisted of the net loss of $29.3 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included depreciation and amortization expense of $13.1 million and stock-based compensation expense of $13.1 million, which were partially offset by a change in fair value of warrant liabilities of $1.5 million. The net change in operating assets and liabilities primarily consisted of a $5.5 million decrease in accounts receivable and a $2.2 million increase in deferred hosting costs, which were partially offset by a $5.2 million decrease in accounts payable, accrued and other liabilities.
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
Net cash provided by (used in) investing activities
Net cash provided by investing activities for the three months ended April 30, 2024, primarily consisted of sales of available-for-sale securities of $43.1 million and maturities of available-for-sale securities of $32.2 million, partially offset by purchases of available-for-sale securities of $28.0 million, purchases of property and equipment of $9.9 million and purchases of licensed imagery of $4.0 million.
Net cash used in investing activities for the three months ended April 30, 2023, primarily consisted of purchases of property and equipment of $6.3 million and purchases of available-for-sale securities of $35.2 million, partially offset by sales and maturities of available-for-sale securities of $30.0 million.
Net cash provided by (used in) financing activities
Net cash used in financing activities for the three months ended April 30, 2024, primarily consisted of common stock withheld to satisfy employee tax withholding obligations of $2.0 million.
Net cash provided by financing activities for the three months ended April 30, 2023, primarily consisted of proceeds from the exercise of common stock options of $3.3 million, partially offset by common stock withheld to satisfy employee tax withholding obligations of $1.9 million.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, stock-based compensation, public and private placement warrant liabilities, property and equipment and long-lived assets, business combinations, and goodwill. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2024 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Form 10-Q for information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have in the past and may in the future be exposed to certain market risks, including foreign currency exchange risk, interest rate risk and inflation risk, in the ordinary course of our business. For information relating to quantitative and qualitative disclosures about these market risks, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our 2024 Form 10-K. Our exposure to market risk has not changed materially since January 31, 2024.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1. Legal Proceedings.
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

Item 1A. Risk Factors.
There have been no material changes to our assessment of the risk factors disclosed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None, other than the shares repurchased pursuant to net settlement by employees in satisfaction of income tax withholding obligations incurred through the vesting of restricted stock units.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits.

Exhibit	Description

10.1	Advisory Agreement, dated May 6, 2024, by and between Planet Labs PBC, and Kevin Weil

10.2	Advisory Agreement, dated May 6, 2024, by and between Planet Labs Federal Inc., a subsidiary of Planet Labs PBC, and Kevin Weil

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)

*    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: June 6, 2024

PLANET LABS PBC

By:	/s/ Ashley Johnson
Ashley Johnson
President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)