Form 10-Q
period 2024-07-31
Planet Labs PBC
filed 2024-09-05
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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

The registrant had 272,318,817 outstanding shares of Class A common stock, and 21,157,586 outstanding shares of Class B common stock, as of September 3, 2024.

Unless the context otherwise requires, the “Company”, “Planet”, “we”, “our”, “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended July 31, 2024 (the “Form 10-Q” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Factors that may impact such forward-looking statements include:
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

Part I. - Financial Information
Item 1. Financial Statements.
Planet Labs PBC
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)	July 31, 2024	January 31, 2024
Assets
Current assets
Cash and cash equivalents	$148,288	$83,866
Restricted cash and cash equivalents, current	8,802	8,360
Short-term investments	101,102	215,041
Accounts receivable, net of allowance of $668 and $1,539, respectively	43,926	43,320
Prepaid expenses and other current assets	24,628	19,564
Total current assets	326,746	370,151
Property and equipment, net	113,227	113,429
Capitalized internal-use software, net	17,322	14,973
Goodwill	137,325	136,256
Intangible assets, net	30,405	32,448
Restricted cash and cash equivalents, non-current	9,539	9,972
Operating lease right-of-use assets	21,703	22,339
Other non-current assets	2,084	2,429
Total assets	$658,351	$701,997
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,392	$2,601
Accrued and other current liabilities	56,839	44,779
Deferred revenue	64,523	72,327
Liability from early exercise of stock options	7,171	8,964
Operating lease liabilities, current	8,755	7,978
Total current liabilities	139,680	136,649
Deferred revenue	11,969	5,293
Deferred hosting costs	7,963	7,101
Public and private placement warrant liabilities	2,033	2,961
Operating lease liabilities, non-current	15,218	16,952
Contingent consideration	2,491	5,885
Other non-current liabilities	5,750	9,138
Total liabilities	185,104	183,979
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at July 31, 2024 and January 31, 2024, 272,318,817 and 268,117,905 Class A shares issued and outstanding at July 31, 2024 and January 31, 2024, respectively, 21,157,586 Class B shares issued and outstanding at July 31, 2024 and January 31, 2024, 0 Class C shares issued and outstanding at July 31, 2024 and January 31, 2024	28	28
Additional paid-in capital	1,619,738	1,596,201
Accumulated other comprehensive income	1,247	1,594
Accumulated deficit	(1,147,766)	(1,079,805)
Total stockholders’ equity	473,247	518,018
Total liabilities and stockholders’ equity	$658,351	$701,997
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except share and per share amounts)	2024	2023	2024	2023
Revenue	$61,092	$53,761	$121,532	$106,464
Cost of revenue	28,782	27,469	57,539	52,025
Gross profit	32,310	26,292	63,993	54,439
Operating expenses
Research and development	27,250	26,741	52,839	54,927
Sales and marketing	23,733	22,310	45,218	45,435
General and administrative	20,904	20,521	40,084	42,049
Total operating expenses	71,887	69,572	138,141	142,411
Loss from operations	(39,577)	(43,280)	(74,148)	(87,972)
Interest income	2,771	3,802	5,878	8,308
Change in fair value of warrant liabilities	(602)	1,226	928	7,171
Other income (expense), net	(363)	859	720	963
Total other income, net	1,806	5,887	7,526	16,442
Loss before provision for income taxes	(37,771)	(37,393)	(66,622)	(71,530)
Provision for income taxes	897	582	1,339	889
Net loss	$(38,668)	$(37,975)	$(67,961)	$(72,419)
Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.14)	$(0.23)	$(0.26)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	290,364,319	275,053,198	289,328,033	273,723,006

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Net loss	$(38,668)	$(37,975)	$(67,961)	$(72,419)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	323	169	(211)	124
Change in fair value of available-for-sale securities	376	(515)	(136)	(1,059)
Other comprehensive income (loss), net of tax	699	(346)	(347)	(935)
Comprehensive loss	$(37,969)	$(38,321)	$(68,308)	$(73,354)

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2023	271,783,561	$27	$1,513,102	$2,271	$(939,296)	$576,104
Issuance of Class A common stock from the exercise of common stock options	1,018,385	—	3,295	—	—	3,295
Issuance of Class A common stock upon vesting of restricted stock units	1,278,161	—	—	—	—	—
Vesting of early exercised stock options	91,911	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(472,136)	—	(1,896)	—	—	(1,896)
Stock-based compensation	—	—	15,983	—	—	15,983
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(544)	—	(544)
Change in translation	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(34,444)	(34,444)
Balances at April 30, 2023	273,699,882	$27	$1,531,380	$1,682	$(973,740)	$559,349
Issuance of Class A common stock from the exercise of common stock options	1,383,413	—	3,063	—	—	3,063
Issuance of Class A common stock upon vesting of restricted stock units	2,597,964	—	—	—	—	—
Vesting of early exercised stock options	91,910	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(827,964)	—	(2,857)	—	—	(2,857)
Stock-based compensation	—	—	17,438	—	—	17,438
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(515)	—	(515)
Change in translation	—	—	—	169	—	169
Net loss	—	—	—	—	(37,975)	(37,975)
Balances at July 31, 2023	276,945,205	27	1,549,920	1,336	(1,011,715)	539,568

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	289,275,491	$28	$1,596,201	$1,594	$(1,079,805)	$518,018
Issuance of Class A common stock from the exercise of common stock options	35,318	—	20	—	—	20
Issuance of Class A common stock upon vesting of restricted stock units	2,334,916	—	—	—	—	—
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(908,417)	—	(2,015)	—	—	(2,015)
Stock-based compensation	—	—	13,745	—	—	13,745
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(512)	—	(512)
Change in translation	—	—	—	(534)	—	(534)
Net loss	—	—	—	—	(29,293)	(29,293)
Balances at April 30, 2024	290,737,308	$28	$1,608,847	$548	$(1,109,098)	$500,325
Issuance of Class A common stock from the exercise of common stock options	234,443	—	280	—	—	280
Issuance of Class A common stock upon vesting of restricted stock units	3,834,734	—	—	—	—	—
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(1,330,082)	—	(2,470)	—	—	(2,470)
Stock-based compensation	—	—	12,185	—	—	12,185
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	376	—	376
Change in translation	—	—	—	323	—	323
Net loss	—	—	—	—	(38,668)	(38,668)
Balances at July 31, 2024	293,476,403	$28	$1,619,738	$1,247	$(1,147,766)	$473,247

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended July 31,
(in thousands)	2024	2023
Operating activities
Net loss	$(67,961)	$(72,419)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	26,248	22,408
Stock-based compensation, net of capitalized cost of $1,292 and $1,408, respectively	24,638	32,013
Change in fair value of warrant liabilities	(928)	(7,171)
Change in fair value of contingent consideration	1,924	(527)
Other	(1,275)	(2,747)
Changes in operating assets and liabilities
Accounts receivable	32	(1,588)
Prepaid expenses and other assets	1,278	5,152
Accounts payable, accrued and other liabilities	4,084	(17,164)
Deferred revenue	(1,149)	19,957
Deferred hosting costs	954	1,082
Net cash used in operating activities	(12,155)	(21,004)
Investing activities
Purchases of property and equipment	(25,061)	(21,709)
Capitalized internal-use software	(2,916)	(1,998)
Maturities of available-for-sale securities	46,808	106,762
Sales of available-for-sale securities	150,211	990
Purchases of available-for-sale securities	(81,656)	(127,703)
Business acquisition, net of cash acquired	(1,068)	—
Purchases of licensed imagery intangible assets	(4,292)	—
Other	(300)	(644)
Net cash provided by (used in) investing activities	81,726	(44,302)
Financing activities
Proceeds from the exercise of common stock options	300	6,358
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,485)	(4,753)
Proceeds from employee stock purchase plan	702	—
Payments of contingent consideration for business acquisitions	(1,283)	—
Other	(340)	(15)
Net cash provided by (used in) financing activities	(5,106)	1,590
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(34)	155
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	64,431	(63,561)
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	102,198	188,076
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$166,629	$124,515

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

(2)Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Operating results for the three and six months ended July 31, 2024 are not necessarily indicative of the results expected for the fiscal year ending January 31, 2025 or any other future period.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands, Slovenia, Austria, and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss at July 31, 2024 that the Company would incur if parties to cash, cash equivalents, and short-term investments failed completely to perform according to the terms of the contracts is $247.2 million.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. One customer accounted for 14% of accounts receivable as of July 31, 2024. As of January 31, 2024, no customer accounted for 10% or more of accounts receivable.
For the three and six months ended July 31, 2024, one customer accounted for 21% and 20% of revenue, respectively. For the three and six months ended July 31, 2023, one customer accounted for 23% and 22% of revenue, respectively.
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

(3)Revenue
Deferred Revenue
During the six months ended July 31, 2024 and 2023, the Company recognized revenue of $46.7 million and $38.5 million, respectively, that had been included in deferred revenue as of January 31, 2024 and 2023, respectively.

Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $112.1 million as of July 31, 2024, which consists of both deferred revenue of $76.5 million and non-cancelable contracted revenue that will be invoiced in future periods of $35.6 million. The Company expects to recognize approximately 78% of the remaining performance obligation over the next 12 months, approximately 97% of the remaining obligation over the next 24 months, and the remainder thereafter.
Remaining performance obligations do not include unexercised contract options, written orders where funding has not been appropriated and contracts which provide the customer with a right to terminate for convenience without incurring a substantive termination penalty.

Disaggregation of Revenue
The following table disaggregates revenue by major geographic region:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
United States	$28,755	$27,038	$57,815	$50,165
Rest of world	32,337	26,723	63,717	56,299
Total revenue	$61,092	$53,761	$121,532	$106,464
No single country other than the U.S. accounted for more than 10% of revenue for the three and six months ended July 31, 2024 and 2023.

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
During the three and six months ended July 31, 2024, the Company capitalized $0.5 million and $0.7 million of deferred commission expenditures to be amortized in future periods, respectively. The Company’s amortization of deferred commission expenditures was $0.6 million and $1.3 million for the three and six month periods ended July 31, 2024, respectively.
During the three and six months ended July 31, 2023, the Company capitalized $0.4 million and $0.6 million of deferred commission expenditures to be amortized in future periods, respectively. The Company’s amortization of deferred commission expenditures was $0.7 million and $1.3 million for the three and six month periods ended July 31, 2023, respectively.

As of July 31, 2024 and January 31, 2024, deferred commissions consisted of the following:

(in thousands)	July 31, 2024	January 31, 2024
Deferred commission, current	$2,015	$2,296
Deferred commission, non-current	1,197	1,578
Total deferred commission	$3,212	$3,874
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
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of July 31, 2024 and January 31, 2024 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and considers factors specific to the asset or liability.

	July 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$36,081	$—	$—
Restricted cash equivalents: money market funds	16,868	—	—
Short-term investments:
U.S. Treasury securities	6,454	$—	$—
Commercial paper	—	3,049	$—
Corporate bonds	—	88,422	$—
Certificates of deposit	—	3,177	$—
Total assets	$59,403	$94,648	$—
Liabilities
Public Warrants	$1,173	$—	$—
Private Placement Warrants	—	$—	860
Contingent consideration for acquisitions	—	$—	13,545
Total liabilities	$1,173	$—	$14,405

	January 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$28,722	$—	$—
Restricted cash equivalents: money market funds	17,301	—	—
Short-term investments:
U.S. Treasury securities	46,211	—	—
Commercial paper	—	11,126	—
Corporate bonds	—	144,340	—
U.S. government agency securities	—	9,933	—
Certificates of deposit	—	3,431	—
Total assets	$92,234	$168,830	$—
Liabilities
Public Warrants	$1,656	$—	$—
Private Placement Warrants	—	—	1,305
Contingent consideration for acquisitions	—	—	12,891
Total liabilities	$1,656	$—	$14,196
The fair value of cash held in banks and accrued and other current liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.
Money Market Funds
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds for the three and six months ended July 31, 2024 and 2023.
Short-term Investments
The fair value of the Company’s short-term investments classified within Level 1 are valued using quoted active market prices for the securities. The fair value of the Company’s short-term investments classified within Level 2 are valued using third-party pricing services. The pricing services utilize industry standard valuation models. Inputs utilized include market pricing based on real-time trade data for the same or similar securities and other significant inputs derived from or corroborated by observable market data.
Public and Private Placement Warrants
The Public Warrants are classified within Level 1 as they are publicly traded and had an observable market price in an active market.
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility. The expected volatility input utilized for the fair value measurements of the Private Placement Warrants as of July 31, 2024 and January 31, 2024 was 65% and 70%, respectively.
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
The fair value of the contingent consideration liability for the Salo Sciences technical milestone payments is determined based on the present value of the probability-weighted payments for each of the two milestones. The significant unobservable inputs used in the fair value measurement are management’s estimate of the probability to achieve the technical milestone criteria and the discount rate. The Company determined that both of the technical milestone criteria were achieved during the three months ended July 31, 2024.
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
Level 3 Disclosures
The following is a roll-forward of Level 3 liabilities measured at fair value for the three and six months ended July 31, 2024 and 2023:

(in thousands)	Private Placement Warrants	Technical Milestone Contingent Consideration*	Customer Contract Earnout Contingent Consideration*	Customer Consent Escrow Contingent Consideration*
Fair value at end of year, January 31, 2023	$9,701	$4,433	$3,597	$—
Change in fair value	(3,323)	5	(428)	—
Fair value at April 30, 2023	$6,378	$4,438	$3,169	$—
Change in fair value	(1,364)	211	(315)	—
Fair value at July 31, 2023	$5,014	$4,649	$2,854	$—

Fair value at end of year, January 31, 2024	$1,305	$5,114	$1,926	$5,851
Payments	—	—	(180)	—
Change in fair value	(771)	(183)	13	69
Fair value at April 30, 2024	$534	$4,931	$1,759	$5,920
Payments	—	—	(1,090)	—
Change in fair value	326	579	155	1,291
Fair value at July 31, 2024	$860	$5,510	$824	$7,211
* The current portion of the contingent consideration liabilities balances of $11.1 million and $7.0 million as of July 31, 2024 and January 31, 2024, respectively, are included within accrued and other current liabilities. Changes in fair value of the contingent consideration liability for the Salo Sciences technical milestone payments are included within research and development expenses. Changes in fair value of the Salo Sciences contingent consideration liability for customer contract earnout payments are included within sales and marketing expenses. Changes in fair value of the contingent consideration liability for the Sinergise acquisition escrow payments are included within general and administrative expenses.
Other
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of July 31, 2024 and January 31, 2024, there were no material non-financial assets recorded at fair value.

(5)Balance Sheet Components
Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash and cash equivalents balances of $18.3 million and $18.3 million as of July 31, 2024 and January 31, 2024, respectively.
The restricted cash and cash equivalents balances as of July 31, 2024 and January 31, 2024 primarily consisted of $12.5 million of consideration placed in escrow in connection with the Sinergise acquisition and $4.0 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases.
A reconciliation of the Company’s cash and cash equivalents and restricted cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated statements of cash flows as of July 31, 2024 and January 31, 2024 is as follows:

(in thousands)	July 31, 2024	January 31, 2024
Cash and cash equivalents	$148,288	$83,866
Restricted cash and cash equivalents, current	8,802	8,360
Restricted cash and cash equivalents, non-current	9,539	9,972
Total cash, cash equivalents, and restricted cash and cash equivalents	$166,629	$102,198
Short-term Investments
Short-term investments consisted of the following as of July 31, 2024 and January 31, 2024:

	July 31, 2024
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S Treasury securities	$6,487	$—	$(33)	$6,454
Commercial paper	3,049	—	—	3,049
Corporate bonds	88,274	160	(12)	88,422
Certificates of deposit	3,177	—	—	3,177
Total short-term investments	$100,987	$160	$(45)	$101,102

	January 31, 2024
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S Treasury securities	$46,185	$118	$(92)	$46,211
Commercial paper	11,126	—	—	11,126
Corporate bonds	144,119	376	(155)	144,340
U.S. government agency securities	9,928	17	(13)	9,932
Certificates of deposit	3,432	—	—	3,432
Total short-term investments	$214,790	$511	$(260)	$215,041

The following table summarizes the contracted maturities of the Company’s short-term investments as of July 31, 2024 and January 31, 2024:

	July 31, 2024		January 31, 2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$66,753	$66,803	$148,396	$148,296
Due in 1-2 years	34,234	34,299	66,394	66,745
	$100,987	$101,102	$214,790	$215,041
Property and Equipment, Net
Property and equipment, net consists of the following:

(in thousands)	July 31, 2024	January 31, 2024
Satellites	$271,868	$300,203
Satellites in process and not placed into service	51,504	32,468
Leasehold improvements	17,124	17,089
Ground stations and ground station equipment	19,951	19,098
Office furniture, equipment and fixtures	9,337	8,044
Computer equipment and purchased software	9,615	9,446
Total property and equipment, gross	$379,399	$386,348
Less: Accumulated depreciation	(266,172)	(272,919)
Total property and equipment, net	$113,227	$113,429

The Company’s long-lived assets by geographic region are as follows:

(in thousands)	July 31, 2024	January 31, 2024
United States	$107,006	$107,070
Rest of world	6,221	6,359
Total property and equipment, net	$113,227	$113,429
The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of July 31, 2024 and January 31, 2024.
Total depreciation expense for the three and six months ended July 31, 2024 was $11.2 million and $22.2 million, respectively, of which $10.4 million and $20.7 million, respectively, was depreciation expense specific to satellites. Total depreciation expense for the three and six months ended July 31, 2023 was $10.8 million and $19.5 million, respectively, of which $10.2 million and $18.4 million, respectively, was depreciation expense specific to satellites.
Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

(in thousands)	July 31, 2024	January 31, 2024
Capitalized internal-use software	$48,537	$45,010
Less: Accumulated amortization	(31,215)	(30,037)
Capitalized internal-use software, net	$17,322	$14,973
Amortization expense for capitalized internal-use software for the three and six months ended July 31, 2024 was $0.6 million and $1.2 million, respectively. Amortization expense for capitalized internal-use software for the three and six months ended July 31, 2023 was $0.5 million and $0.9 million, respectively.

Goodwill and Intangible Assets
Goodwill and Intangible assets consists of the following:

	July 31, 2024				January 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$30,429	$(12,453)	$(237)	$17,739	$30,429	$(11,085)	$(220)	$19,124
Image library	19,710	(12,624)	323	7,409	19,324	(11,852)	218	7,690
Customer relationships	7,143	(4,058)	(44)	3,041	7,143	(3,715)	-42	3,386
Trade names and other	6,389	(4,203)	30	2,216	6,089	(3,877)	36	2,248
Total intangible assets	$63,671	$(33,338)	$72	$30,405	$62,985	$(30,529)	$(8)	$32,448
Goodwill	$135,981	$—	$1,344	$137,325	$134,914	$—	$1,342	$136,256
Amortization expense for intangible assets for the three and six months ended July 31, 2024 was $1.4 million and $2.8 million, respectively. Amortization expense for intangible assets for the three and six months ended July 31, 2023 was $0.9 million and $2.0 million, respectively.
The change in the carrying amount of goodwill during the six months ended July 31, 2024 and 2023 is as follows:

	Six Months Ended July 31,
(in thousands)	2024	2023
Beginning of period	$136,256	$112,748
Addition	1,068	—
Currency translation adjustment	1	—
End of period	$137,325	$112,748
During the six months ended July 31, 2024, the Company paid $1.1 million of additional consideration in connection with the finalization of the net working capital adjustment relating to the Company’s acquisition of Sinergise. The acquisition of Sinergise was completed on August 4, 2023. The additional amount was accounted for as a measurement period adjustment and resulted in a $1.1 million addition of goodwill during the six months ended July 31, 2024.
Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

(in thousands)	July 31, 2024	January 31, 2024
Deferred R&D service liability (see Note 8)	$10,596	$9,923
Payroll and related expenses	7,088	6,859
Deferred hosting costs	5,099	5,007
Withholding taxes and other taxes payable	2,222	3,152
Contingent consideration	11,054	7,006
Severance and other employee termination costs	8,015	23
Other accruals	12,765	12,809
Total accrued and other current liabilities	$56,839	$44,779

(6)Restructuring
In June 2024, the Company announced a plan to reduce its global headcount by approximately 17% of the Company’s total number of employees prior to the reduction (the “headcount reduction”). This action was taken consistent with the Company’s ongoing focus on aligning its resources to the market opportunity, improving operational efficiency, and supporting the long-term growth of the business.

As a result of the headcount reduction, the Company recognized $10.5 million of costs during the three and six months ended July 31, 2024 for one-time employee termination benefits consisting of severance and other employee costs. A summary of the restructuring charge recognized during the three and six months ended July 31, 2024 is provided in the table below:

(in thousands)	Severance and Other Employee Costs
Cost of revenue	$1,184
Research and development	3,540
Sales and marketing	4,433
General and administrative	1,342
Total restructuring charges	$10,499
There were no restructuring charges recognized during the three and six months ended July 31, 2023.
The following table summarizes the Company’s liability recognized in connection with the headcount reduction, which is recorded within accrued and other current liabilities in the condensed consolidated balance sheets:

(in thousands)
Balance as of January 31, 2024	$—
Severance and other employee costs	10,499
Cash payments	(2,484)
Balance as of July 31, 2024	$8,015
The headcount reductions, including the remaining cash payments, are expected to be substantially complete by the end of the fiscal year ending January 31, 2025.

(7)Leases
The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of July 31, 2024, the Company had no finance leases.
Operating lease costs were $2.4 million and $4.7 million for the three and six months ended July 31, 2024, respectively. Operating lease costs were $2.1 million and $4.0 million for the three and six months ended July 31, 2023, respectively. Variable lease expenses and short-term lease expenses were immaterial for the three and six months ended July 31, 2024 and 2023.
Operating cash flows from operating leases were $2.6 million and $5.0 million for the three and six months ended July 31, 2024, respectively. Operating cash flows from operating leases were $1.7 million and $2.7 million for the three and six months ended July 31, 2023, respectively.
Right of use assets obtained in exchange for operating lease liabilities were $2.7 million and $3.1 million for the three and six months ended July 31, 2024, respectively. Right of use assets obtained in exchange for operating lease liabilities were $1.3 million and $6.2 million for the three and six months ended July 31, 2023, respectively.

Maturities of operating lease liabilities as of July 31, 2024 were as follows:

(in thousands)
Remainder of Fiscal Year 2025	$5,156
2026	9,950
2027	6,837
2028	2,684
2029	1,587
Thereafter	605
Total lease payments	$26,819
Less: Imputed interest	(2,846)
Total lease liabilities	$23,973
Weighted average remaining lease term (years)	3.0
Weighted average discount rate	8%

(8)Research and Development Arrangements
Research and Development Services Agreement
In December 2020, the Company entered into a development services agreement, whereby the Company agreed to provide the technical knowledge and services to design and develop certain prototype satellites and deliver and test early data collected (the “R&D Services Agreement”). The R&D Services Agreement, including subsequent amendments to such agreement, provides for funding of $46.4 million to be paid to the Company as specified milestones are achieved. The R&D Services Agreement is unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the R&D Services Agreement and retains all developed intellectual property. The Company has no obligation to repay any of the funds received regardless of the outcome of the development work; therefore, the arrangement is accounted for as funded research and development pursuant to ASC 730-20, Research and Development. As ASC 730-20 does not indicate the accounting model for research and development services, the Company determined the total transaction price is recognized over the agreement term as a reduction of research and development expenses based on a cost incurred method.
During the three and six months ended July 31, 2024, the Company recognized $1.1 million and $4.3 million of funding and incurred $1.2 million and $3.6 million of research and development expenses, respectively, in connection with the R&D Services Agreement. During the three and six months ended July 31, 2023, the Company recognized $3.9 million and $8.0 million of funding and incurred $3.9 million and $8.0 million of research and development expenses, respectively. As of July 31, 2024 and January 31, 2024, the Company had received a total of $46.4 million and $45.8 million, respectively, of funding under the R&D Services Agreement.
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
During the three and six months ended July 31, 2024, the Company recognized $2.5 million and $5.1 million of funding, respectively, and incurred $2.5 million and $5.1 million of research and development expenses, respectively, in connection with the NASA CSP. During the three and six months ended July 31, 2023, the Company recognized $4.9 million and $8.0 million of funding, respectively, and incurred $3.3 million and $7.2 million of research and development expenses, respectively, in connection with the NASA CSP. As of July 31, 2024 and January 31, 2024, the Company had received a total of $22.6 million and $13.9 million, respectively, of funding in connection with the NASA CSP.

In July 2023, projected costs related to certain of our research and development arrangements were revised down as a result of operational decisions. This change in estimate resulted in a $2.2 million cumulative increase of funding recognized for certain of our research and development arrangements for the three months ended July 31, 2023.

(9)Commitments and Contingencies
Other
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 11). Future minimum purchase commitments under the noncancelable hosting service agreement with Google as of July 31, 2024 are as follows:

(in thousands)
Remainder of Fiscal Year 2025	$16,837
2026	31,190
2027	32,725
2028	33,427
Total purchase commitments	$114,179

Legal Proceedings
Delaware Class Action
A stockholder class action was filed in the Court of Chancery of the State of Delaware on August 19, 2024, against the former officers and directors of dMY IV and the Company. The complaint alleges that the individual defendants breached various fiduciary duties to the dMY IV stockholders and that the Company aided and abetted such breaches. The case is brought on behalf of a purported class of holders of dMY IV Class A Common Stock who held such stock prior to the redemption deadline for the Business Combination, did not exercise the right to redeem their shares, and were allegedly injured. The case is in its earliest stages and defendants have not yet responded to the complaint.
For many legal matters, particularly those in early stages, the Company cannot reasonably estimate the possible loss (or range of loss), if any. The Company records an accrual for legal matters at the time or times it determines that a loss is both probable and reasonably estimable. Regarding matters for which no accrual has been made (including the potential for losses in excess of amounts accrued), the Company currently believes, based on its own investigations, that any losses (or ranges of losses) that are reasonably possible and estimable will not, in the aggregate, have a material adverse effect on its financial position, results of operations, or cash flows. However, the ultimate outcome of legal proceedings involves judgments, estimates, and inherent uncertainties and cannot be predicted with certainty. Should the ultimate outcome of any legal matter be unfavorable, the Company's business, financial condition, results of operations, or cash flows could be materially and adversely affected. The Company may also incur substantial legal fees, which are expensed as incurred, in defending against legal claims.
Contingencies
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

(10)Warrants
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
As of July 31, 2024 and January 31, 2024, there were 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.
Warrants to Purchase Class A Common Stock
In addition to the Public and Private Placement Warrants, there were 1,065,594 warrants to purchase shares of Class A common stock with a weighted average exercise price of $9.384 which were outstanding and exercisable as of July 31, 2024 and January 31, 2024. As of July 31, 2024, the outstanding warrants have a weighted average remaining term of 5.7 years.

(11)Related Party Transactions
As of July 31, 2024 and January 31, 2024, Google held 31,942,641 shares of the Company’s Class A common stock, and, as such, owned greater than 10% of outstanding shares of the Company’s Class A common stock.
In April 2017, the Company and Google entered into a five year content license agreement pursuant to which the Company licensed content to Google. In April 2022, the agreement automatically renewed for a period of one year and in April 2023, the agreement expired. For the six months ended July 31, 2023, the Company recognized revenue of $0.3 million related to this content license agreement.
In July 2023, the Company and Google entered into a one year content license agreement pursuant to which the Company agreed to license content to Google and provide certain of its products in exchange for a $1.0 million fee. The agreement also provides for the Company to receive up to $2.0 million in value of Google cloud credits that the Company can apply against the cost of Google cloud services it utilizes to fulfill its obligations under the agreement. The Company determined that the Google cloud credits represent non-cash variable consideration which is included in the transaction price for the agreement, subject to the guidance on estimating variable consideration within ASC 606, Revenue from Contracts with Customers. The agreement does not include extension or renewal terms. In August 2024, the content license agreement was amended to extend the term until November 2024 in exchange for a $0.3 million fee. For the six months ended July 31, 2024, the Company recognized immaterial revenue related to the content license agreement. For the three and six months ended July 31, 2023, the Company recognized $1.0 million related to the content license agreement.

The Company purchases hosting and other services from Google, of which $13.1 million and $12.1 million is deferred as of July 31, 2024 and January 31, 2024, respectively. The Company recorded $7.5 million of expense during the three months ended July 31, 2024 relating to hosting and other services provided by Google, of which $6.8 million was classified as cost of revenue and $0.7 million was classified as research and development. The Company recorded $14.5 million of expense during the six months ended July 31, 2024 relating to hosting and other services provided by Google, of which $13.0 million was classified as cost of revenue and $1.5 million was classified as research and development.
The Company recorded $7.7 million of expense during the three months ended July 31, 2023 relating to hosting and other services provided by Google, of which $6.9 million was classified as cost of revenue and $0.8 million was classified as research and development. The Company recorded $14.1 million of expense during the six months ended July 31, 2023 relating to hosting and other services provided by Google, of which $12.7 million was classified as cost of revenue and $1.4 million was classified as research and development.
As of July 31, 2024 and January 31, 2024, the Company’s accrued and other current liabilities balance included $2.8 million and $2.5 million related to hosting and other services provided by Google, respectively.
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increased the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 9 for future Google hosting purchase commitments, including the amended commitments, as of July 31, 2024.

(12)Stock-based Compensation
The Company's equity incentive plans are described in Note 16, Stock-based Compensation, in the Notes to the Consolidated Financial Statements in the 2024 Form 10-K.
Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$1,103	$1,147	$2,084	$2,064
Research and development	3,121	7,626	8,852	14,211
Sales and marketing	2,805	3,121	5,208	6,201
General and administrative	5,156	5,544	9,786	10,945
Total expense	12,185	17,438	25,930	33,421
Capitalized to internal-use software development costs and property and equipment	(619)	(781)	(1,292)	(1,408)
Total stock-based compensation expense	$11,566	$16,657	$24,638	$32,013
Stock Options
A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2024	26,956,953	$5.34	5.7
Exercised	(269,761)	$1.11
Granted	—	$—
Forfeited	(580,734)	$7.72
Balances at July 31, 2024	26,106,458	$5.33	5.2	$1,268
Vested and exercisable at July 31, 2024	24,094,452	$5.02	5.0	$1,268
As of July 31, 2024, total unrecognized compensation cost related to stock options was $8.6 million, which is expected to be recognized over a period of 1.2 years.

Restricted Stock Units
A summary of Restricted Stock Unit (“RSU”) activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2024	26,718,766	$4.45
Vested	(6,036,206)	$4.23
Granted	25,881,112	$2.33
Forfeited	(2,911,975)	$4.15
Balances at July 31, 2024	43,651,697	$3.24
During the six months ended July 31, 2024, the Company granted 25,881,112 RSUs, which generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.
Stock-based compensation expense recognized for RSUs during the three and six months ended July 31, 2024 was $9.5 million and $20.3 million, respectively. Stock-based compensation expense recognized for RSUs during the three and six months ended July 31, 2023 was $11.3 million and $20.6 million, respectively. As of July 31, 2024, total unrecognized compensation cost related to RSUs was $126.0 million. These costs are expected to be recognized over a period of approximately 3.0 years.
Performance Vesting Restricted Stock Units
During the six months ended July 31, 2024, the Company granted 348,222 performance vesting restricted stock units (“PSUs”) to certain members of the Company’s senior management. A portion of the PSUs are subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the first half of the fiscal year ended January 31, 2025 and the remaining portion is subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the entire fiscal year ended January 31, 2025. Vesting is also subject to continued service through the applicable vesting dates, and the actual number of PSUs that may vest ranges from 0% to 125% of the PSUs granted based on achievement of the targets.
Stock-based compensation expense recognized for PSUs during the three and six months ended July 31, 2024 was $0.3 million and $0.5 million, respectively. Stock-based compensation expense recognized for PSUs during the three and six months ended July 31, 2023 was $0.4 million. As of July 31, 2024, total unrecognized compensation cost related to PSUs was $0.4 million. These costs are expected to be recognized over a period of approximately 0.7 years.
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
Stock-based compensation expense recognized related to ESPP during the three and six months ended July 31, 2024 was $0.2 million and $0.3 million, respectively. As of July 31, 2024, total unrecognized compensation cost related to ESPP was $0.1 million. These costs are expected to be recognized over a period of approximately 0.2 years.
Early Exercises of Stock Options
The Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. As of July 31, 2024, the Company had a $7.2 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 735,280.

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
No Earn-out Shares vested during the three and six months ended July 31, 2024. As of July 31, 2024, there were 3,178,315 Earn-out Shares outstanding relating to Former Planet equity award holders.
During the three and six months ended July 31, 2023, the Company recognized $1.6 million and $3.9 million of stock-based compensation expense related to the Earn-out Shares, respectively. As of July 31, 2024, there was no remaining unrecognized compensation cost related to the Earn-out Shares.
Other Stock-based Compensation
In connection with the acquisition of VanderSat B.V. (“VanderSat”) on December 13, 2021, the Company issued 543,391 shares of Class A common stock to an employee and former owner of VanderSat which are accounted for as stock-based compensation because the shares were subject to forfeiture based on post-acquisition time-based service vesting. The shares vested in quarterly increments over two years commencing on December 13, 2021. As of July 31, 2024 and January 31, 2024, there was no unrecognized compensation cost related to these shares. During the three and six months ended July 31, 2023, the Company recognized $0.6 million and $1.3 million of stock-based compensation expense related to these shares, respectively.

(13) Income Taxes
During the three and six months ended July 31, 2024, the Company recorded income tax expense of $0.9 million and $1.3 million, respectively. During the three and six months ended July 31, 2023, the Company recorded income tax expense of $0.6 million and $0.9 million, respectively. For the three and six months ended July 31, 2024 and 2023, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three and six months ended July 31, 2024 and 2023 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of the Company’s U.S. and foreign deferred tax assets and foreign rate differences.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. Gross unrecognized tax benefits were $9.4 million and $8.7 million as of July 31, 2024 and January 31, 2024, respectively. The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate due to the valuation allowance against the deferred tax assets. The Company determined that no accrual for interest and penalties was required as of July 31, 2024 and January 31, 2024 and no such expenses were incurred in the periods presented.
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(38,668)	$(37,975)	$(67,961)	$(72,419)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	290,364,319	275,053,198	289,328,033	273,723,006
Basic and diluted net loss per share attributable to common stockholders	$(0.13)	$(0.14)	$(0.23)	$(0.26)

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
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of July 31,
	2024	2023
Warrants to purchase Class A common stock	1,065,594	1,065,594
Common stock options	26,106,458	29,979,100
Restricted Stock Units	43,651,697	30,054,216
Performance vesting Restricted Stock Units	333,771	—
Shares committed under ESPP	300,496	—
Earn-out Shares	24,637,325	25,386,280
dMY Sponsor Earn-out Shares	862,500	862,500
Public Warrants	6,899,982	6,899,982
Private Placement Warrants	5,933,333	5,933,333
Early exercised common stock options, subject to future vesting	735,280	1,102,920
Shares issued in connection with acquisition, subject to future vesting	—	135,847
Total	110,526,436	101,419,772

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
Our proprietary data set and analytics are delivered pursuant to subscription and usage-based data licensing agreements and are accessed by our customers through our online platform and subscription APIs. We believe our efficient cost structure, one-to-many business model and differentiated data set have enabled us to grow our customer base across multiple vertical markets. As of July 31, 2024, our End of Period (“EoP”) Customer Count was 1,012 customers, which represented 7% year-over-year growth when compared to July 31, 2023. For a definition of EoP Customer Count see the section titled “Key Operational and Business Metrics.” Over 90% of our ACV Book of Business (as defined below) consists of annual or multi-year contracts. Our average contract length continues to be approximately two years, weighted on an annual contract value basis.
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
Recent Developments
Headcount Reduction
In June 2024, we committed to a plan to reduce our global headcount by approximately 17% of our total number of employees prior to the reduction (the “headcount reduction”). This action was taken consistent with our ongoing focus on aligning the Company’s resources to the market opportunity, improving operational efficiency, and supporting the long-term growth and profitability of the business. As a result of the headcount reduction, in the second quarter of the fiscal year ending January 31, 2025, we recognized $10.5 million of costs for one-time employee termination benefits consisting of severance and other employee costs. The headcount reductions, including the remaining cash payments, are expected to be substantially complete by the end of the fiscal year ending January 31, 2025.
Continuing to Acquire New Customers
Attracting new customers is an important factor affecting our future growth and operating performance. We believe our ability to attract customers will be driven by our ability to continue to improve our data and offer software and analytic solutions that make our data easier to consume and integrate into our customers’ workflows, our success in offering new data sets and products to solve customer problems, increases in our global sales presence and increases in our marketing investments. As part of this strategy, we have recently made Planet’s data available for purchase directly through our Planet Insights Platform, which facilitates rapid user adoption, particularly by empowering users to self-service our solutions without formal sales interaction. We believe this serves as a natural entry point for some of our smaller accounts, enabling them to realize the value of Planet’s offerings, leading to broader awareness of our solutions throughout their networks and organizations.
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
Net Dollar Retention Rate

	Six Months Ended July 31,
	2024	2023
Net Dollar Retention Rate	99%	102%
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate decreased to 99% for the six months ended July 31, 2024, as compared to 102% for the six months ended July 31, 2023, primarily due to the timing of certain government contracts and continued challenges in the commercial vertical.
Net Dollar Retention Rate including Winbacks

	Six Months Ended July 31,
	2024	2023
Net Dollar Retention Rate including Winbacks	100%	103%
We assess two metrics for net dollar retention—Net Dollar Retention Rate, as described above, and Net Dollar Retention Rate including winbacks. A winback is a previously existing customer that was inactive at the start of the measurement period but has reactivated during the measurement period. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention Rate set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks decreased to 100% for the six months ended July 31, 2024, as compared to 103% for the six months ended July 31, 2023, primarily due to the timing of certain government contracts and continued challenges in the commercial vertical.

EoP Customer Count

	As of July 31,
	2024	2023
EoP Customer Count	1,012	944
We define EoP Customer Count as the total count of all existing customers at the end of the period excluding customers that are exclusively Sentinel Hub self-service paying users. For EoP Customer Count, we define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. For EoP Customer Count, we do not include users that only utilize our self-service Sentinel Hub web based ordering system, which we acquired in August 2023, and which offers standard starter packages on a monthly or annual basis. We believe excluding these users from EoP Customer Count creates a more useful metric, as we view the Sentinel Hub starter packages as entry points for smaller accounts, leading to broader awareness of our solutions throughout their networks and organizations. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count increased to 1,012 as of July 31, 2024, as compared to 944 as of July 31, 2023. The increase was primarily attributable to the increased demand for our data.
Percent of Recurring ACV

	As of July 31,
	2024	2023
Percent of Recurring ACV	96%	92%
Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define EoP ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts, excluding customers that are exclusively Sentinel Hub self-service paying users. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts (excluding customers that are exclusively Sentinel Hub self-service paying users) divided by the total dollar value of all contracts in our EoP ACV Book of Business. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining EoP ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV increased to 96% for the six months ended July 31, 2024, as compared to 92% for the six months ended July 31, 2023. The increase was primarily attributable to expansions on existing government and commercial contracts.
Capital Expenditures as a Percentage of Revenue

	Three Months Ended July 31,		Six Months Ended July 31,
	2024	2023	2024	2023
Capital Expenditures as Percentage of Revenue	27%	31%	23%	22%

We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue decreased to 27% for the three months ended July 31, 2024, as compared to 31% for the three months ended July 31, 2023. The decrease was primarily attributable to an increase in revenue primarily driven by growth in the Civil Government and Defense and Intelligence verticals. Capital Expenditures as a Percentage of Revenue increased to 23% for the six months ended July 31, 2024, as compared to 22% for the six months ended July 31, 2023. The increase was primarily attributable to the timing of capitalized labor and material purchases related to the build of our next generation high resolution Pelican satellites and medium resolution satellites.
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

Results of Operations
Three months ended July 31, 2024 compared to three months ended July 31, 2023
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Three Months Ended July 31,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Revenue	$61,092	$53,761	$7,331	14%
Cost of revenue	28,782	27,469	1,313	5%
Gross profit	32,310	26,292	6,018	23%
Operating expenses
Research and development	27,250	26,741	509	2%
Sales and marketing	23,733	22,310	1,423	6%
General and administrative	20,904	20,521	383	2%
Total operating expenses	71,887	69,572	2,315	3%
Loss from operations	(39,577)	(43,280)	3,703	(9)%
Interest income	2,771	3,802	(1,031)	(27)%
Change in fair value of warrant liabilities	(602)	1,226	(1,828)	(149)%
Other income (expense), net	(363)	859	(1,222)	(142)%
Total other income, net	1,806	5,887	(4,081)	(69)%
Loss before provision for income taxes	(37,771)	(37,393)	(378)	1%
Provision for income taxes	897	582	315	54%
Net loss	$(38,668)	$(37,975)	$(693)	2%
Revenue
Revenue increased $7.3 million, or 14%, to $61.1 million for the three months ended July 31, 2024 from $53.8 million for the three months ended July 31, 2023. The increase was primarily due to a $9.4 million increase from total customer growth worldwide, including new customers acquired from the Sinergise acquisition, which was partially offset by a $2.1 million reduction of existing customer contracts primarily in the Commercial vertical. EoP Customer Count increased approximately 7% to 1,012 as of July 31, 2024 from 944 as of July 31, 2023. The increase in revenue from new customers was primarily driven by growth in the Civil Government and Defense and Intelligence verticals.
Cost of Revenue
Cost of revenue increased $1.3 million, or 5%, to $28.8 million for the three months ended July 31, 2024, from $27.5 million for the three months ended July 31, 2023. The increase was primarily due to a $1.2 million severance and termination benefits charge associated with the headcount reduction and a $0.9 million increase in costs paid to solution partners and subcontractors. The increase was also partially due to a $0.7 million increase in intangible asset amortization, which was primarily due to amortization for an intangible asset that was acquired in connection with the Sinergise acquisition in August 2023. These increases were partially offset by a $0.8 million decrease in depreciation expense, which was primarily due to certain high resolution satellites that have fully depreciated and a $0.6 million decrease in employee-related costs due to reduced headcount.
Research and Development
Research and development expenses increased $0.5 million, or 2%, to $27.3 million for the three months ended July 31, 2024, from $26.7 million for the three months ended July 31, 2023. The increase was primarily due to a $4.4 million decrease in funding recognized for our research and development arrangements. The increase was also partially due to a $3.5 million severance and termination benefits charge associated with the headcount reduction and a $1.1 million increase in depreciation expense associated with satellites classified as experimental. These increases were partially offset by a $4.3 million decrease in stock-based compensation expense, which was primarily due to forfeiture of awards in connection with certain employee departures, and due to a decline in expense related to earnout shares. The increases were also partially offset by a $2.2 million decrease in purchases of material utilized for research and development activities, and a $2.0 million decrease in employee-related costs due to reduced headcount.

Sales and Marketing
Sales and marketing expenses increased $1.4 million, or 6%, to $23.7 million, for the three months ended July 31, 2024, from $22.3 million for the three months ended July 31, 2023. The increase was primarily due to a $4.4 million severance and termination benefits charge associated with the headcount reduction. The increase was partially offset by a $1.7 million decrease in employee-related costs, due to reduced headcount, a $0.8 million decrease in sales commissions expense, and a $0.3 million decrease in stock-based compensation, which was primarily due to a decline in expense related to earnout shares.
General and Administrative
General and administrative expenses increased $0.4 million, or 2%, to $20.9 million for the three months ended July 31, 2024, from $20.5 million for the three months ended July 31, 2023. The increase was primarily due to a $1.3 million severance and termination benefits charge associated with the headcount reduction. The increase was also partially due to $1.3 million of expense associated with the revaluation of the contingent consideration liability for the Sinergise customer consent escrow. These increases were partially offset by a $0.7 million decrease in employee-related costs, due to reduced headcount, a $0.7 million decrease in legal costs, and a $0.4 million decrease in stock-based compensation, which was primarily due to a decline in expense related to earnout shares.
Interest Income
Interest income decreased $1.0 million to $2.8 million for the three months ended July 31, 2024, from $3.8 million for the three months ended July 31, 2023. The decrease was primarily due to a decrease in our short-term investment balances.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities for both the three months ended July 31, 2024 and 2023 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock.
Other Income (Expense), net
Other income (expense), net for the three months ended July 31, 2024 and July 31, 2023, primarily reflects realized and unrealized foreign currency exchange gains and losses.
Provision for Income Taxes
Provision for income taxes was $0.9 million and $0.6 million for the three months ended July 31, 2024 and 2023, respectively. For the three months ended July 31, 2024 and 2023, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the three months ended July 31, 2024 and 2023 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

Six months ended July 31, 2024 compared to six months ended July 31, 2023
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Six Months Ended July 31,		$	%
(in thousands, except percentages)	2024	2023	Change	Change
Revenue	$121,532	$106,464	$15,068	14%
Cost of revenue	57,539	52,025	5,514	11%
Gross profit	63,993	54,439	9,554	18%
Operating expenses
Research and development	52,839	54,927	(2,088)	(4)%
Sales and marketing	45,218	45,435	(217)	—%
General and administrative	40,084	42,049	(1,965)	(5)%
Total operating expenses	138,141	142,411	(4,270)	(3)%
Loss from operations	(74,148)	(87,972)	13,824	(16)%
Interest income	5,878	8,308	(2,430)	(29)%
Change in fair value of warrant liabilities	928	7,171	(6,243)	(87)%
Other income (expense), net	720	963	(243)	(25)%
Total other income (expense), net	7,526	16,442	(8,916)	(54)%
Loss before provision for income taxes	(66,622)	(71,530)	4,908	(7)%
Provision for income taxes	1,339	889	450	51%
Net loss	$(67,961)	$(72,419)	$4,458	(6)%
Revenue
Revenue increased $15.1 million, or 14%, to $121.5 million for the six months ended July 31, 2024 from $106.5 million for the six months ended July 31, 2023. The increase was primarily due to a $16.0 million increase from total customer growth worldwide, including new customers acquired from the Sinergise acquisition and net reduction of existing customer contracts of $0.9 million. EoP Customer Count increased approximately 7% to 1,012 as of July 31, 2024 from 944 as of July 31, 2023. The increase in revenue from new customers was primarily driven by growth in the Civil Government and Defense and Intelligence verticals.
Cost of Revenue
Cost of revenue increased $5.5 million, or 11%, to $57.5 million for the six months ended July 31, 2024, from $52.0 million for the six months ended July 31, 2023. The increase was primarily due to a $2.8 million increase in costs paid to solution partners and subcontractors. The increase was also partially due to a $1.2 million severance and termination benefits charge associated with the headcount reduction, and a $1.2 million increase in intangible asset amortization, which was primarily due to amortization for an intangible asset that was acquired in connection with the Sinergise acquisition in August 2023.
Research and Development
Research and development expenses decreased $2.1 million, or 4%, to $52.8 million for the six months ended July 31, 2024, from $54.9 million for the six months ended July 31, 2023. The decrease was primarily due a $5.1 million decrease in stock-based compensation expense, which was primarily due to forfeiture of awards in connection with certain employee departures, and due to a decline in expense related to earnout shares. The decrease was also partially due to a $5.0 million decrease in purchases of material utilized for research and development activities, and a $1.9 million decrease in employee-related costs due to reduced headcount. These decreases were partially offset by a $5.3 million decrease in funding recognized for our research and development arrangements and a $3.5 million severance and termination benefits charge associated with the headcount reduction.

Sales and Marketing
Sales and marketing expenses remained relatively flat, decreasing $0.2 million to $45.2 million, for the six months ended July 31, 2024, from $45.4 million for the six months ended July 31, 2023. The decrease was primarily due to a $1.8 million decrease in employee-related costs due to reduced headcount. The decrease was also partially due to a $1.0 million decrease in stock-based compensation, which was primarily due to a decline in expense related to earnout shares, a $0.8 million decrease in sales commissions expense, a $0.7 million decrease in marketing expense, and a $0.5 million decrease in travel and entertainment costs. These decreases were partially offset by a $4.4 million severance and termination benefits charge associated with the headcount reduction.
General and Administrative
General and administrative expenses decreased $2.0 million, or 5%, to $40.1 million for the six months ended July 31, 2024, from $42.0 million for the six months ended July 31, 2023. The decrease was primarily due to a $1.5 million decrease in legal costs. The decrease was also partially due to a $1.2 million decrease in stock-based compensation, which was primarily due to a decline in expense related to earnout shares, a $0.8 million decrease in employee-related costs, due to reduced headcount, and a $0.6 million decrease in our allowance for expected credit losses for accounts receivable. These decreases were partially offset by $1.3 million of expense associated with the revaluation of the contingent consideration liability for the Sinergise customer consent escrow, and a $1.3 million severance and termination benefits charge associated with the headcount reduction.
Interest Income
Interest income decreased $2.4 million, to $5.9 million for the six months ended July 31, 2024, from $8.3 million for the six months ended July 31, 2023. The decrease was primarily due to a decrease in our short-term investment balances.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities for both the six months ended July 31, 2024 and 2023 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock.
Other Income (Expense), net
Other income (expense), net of $0.7 million for the six months ended July 31, 2024 includes the derecognition of a $1.3 million liability for which settlement is not considered probable. Other income (expense), net of $1.0 million for the six months ended July 31, 2023 includes the recognition of an insurance claim recovery of $0.8 million associated with a high resolution satellite.
Provision for Income Taxes
Provision for income taxes was $1.3 million and $0.9 million for the six months ended July 31, 2024 and 2023, respectively. For the six months ended July 31, 2024 and 2023, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the six months ended July 31, 2024 and 2023 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
The table below reconciles Non-GAAP Gross Profit and Non-GAAP Gross Margin to Gross Profit and Gross Margin (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except percentages)	2024	2023	2024	2023
Gross Profit	$32,310	$26,292	$63,993	$54,439
Cost of revenue—Stock-based compensation	942	1,063	1,818	1,968
Amortization of acquired intangible assets	750	439	1,539	878
Restructuring costs	1,184	—	1,184	—
Non-GAAP Gross Profit	$35,186	$27,794	$68,534	$57,285
Gross Margin	53%	49%	53%	51%
Non-GAAP Gross Margin	58%	52%	56%	54%

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2024	2023	2024	2023
Net loss	$(38,668)	$(37,975)	$(67,961)	$(72,419)
Interest income	(2,771)	(3,802)	(5,878)	(8,308)
Income tax provision	897	582	1,339	889
Depreciation and amortization	13,145	12,160	26,248	22,408
Change in fair value of warrant liabilities	602	(1,226)	(928)	(7,171)
Stock-based compensation	11,566	16,657	24,638	32,013
Restructuring costs	10,499	—	10,499	—
Other (income) expense, net	363	(859)	(720)	(963)
Adjusted EBITDA	$(4,367)	$(14,463)	$(12,763)	$(33,551)
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
•Adjusted EBITDA does not include severance expense in conjunction with a reduction in headcount, which reduces cash available to us;
•Adjusted EBITDA does not reflect income tax expense that reduces cash available to us; and
•the expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similar measures when they report their operating results.
Backlog
The table below reconciles Backlog to remaining performance obligations for the periods indicated:

(in thousands)	July 31, 2024	January 31, 2024
Remaining performance obligations	$112,093	$132,571
Cancellable amount of contract value	101,407	109,821
Backlog	$213,500	$242,392
For remaining performance obligations as of July 31, 2024, the Company expects to recognize approximately 78% over the next 12 months, approximately 97% over the next 24 months, and the remainder thereafter. For Backlog as of July 31, 2024, the Company expects to recognize approximately 65% over the next 12 months, approximately 87% over the next 24 months, and the remainder thereafter.
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
As of July 31, 2024 and January 31, 2024, we had $148.3 million and $83.9 million, respectively, in cash and cash equivalents. Additionally, as of July 31, 2024 and January 31, 2024, we had short-term investments of $101.1 million and $215.0 million, respectively, which are highly liquid in nature and available for current operations. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.
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
As of July 31, 2024, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, purchase commitments for future satellite launch services, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 7, 9, and 11 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these cash requirements.
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

	Six Months Ended July 31,
(in thousands)	2024	2023
Net cash provided by (used in)
Operating activities	$(12,155)	$(21,004)
Investing activities	$81,726	$(44,302)
Financing activities	$(5,106)	$1,590
Net cash used in operating activities
Net cash used in operating activities for the six months ended July 31, 2024, primarily consisted of the net loss of $68.0 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included depreciation and amortization expense of $26.2 million and stock-based compensation expense of $24.6 million. The net change in operating assets and liabilities primarily consisted of a $4.1 million increase in accounts payable, accrued and other liabilities, and a $1.3 million decrease in prepaid expenses and other assets, which were partially offset by a $1.1 million decrease in deferred revenue.
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

Net cash provided by (used in) investing activities
Net cash provided by investing activities for the six months ended July 31, 2024, primarily consisted of sales of available-for-sale securities of $150.2 million and maturities of available-for-sale securities of $46.8 million, which were partially offset by purchases of available-for-sale securities of $81.7 million, purchases of property and equipment of $25.1 million, and purchases of licensed imagery of $4.3 million.
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
Net cash provided by (used in) financing activities
Net cash used in financing activities for the six months ended July 31, 2024, primarily consisted of shares repurchased for tax withholdings on vesting of restricted stock units of $4.5 million and payments of contingent consideration for business acquisitions of $1.3 million, which were partially offset by proceeds from employee stock purchase plan of $0.7 million.
Net cash provided by financing activities for the six months ended July 31, 2023, primarily consisted of proceeds from the exercise of common stock options of $6.4 million, partially offset by shares repurchased for tax withholdings on vesting of restricted stock units of $4.8 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2024 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1. Legal Proceedings.
See discussion of Legal Proceedings in Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q

Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K, for the fiscal year ended January 31, 2024. Other than the risk factor set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K.
Risks Related to Ownership of Our Securities and Operating as a Public Company
Any outstanding or potential stockholder litigation may result in substantial costs and diversion of our management’s attention and resources.
The market price of our Class A common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are and may continue to be subject to stockholder litigation against us and we may be the target of this type of litigation in the future. Any such litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business or reputation.

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
Date: September 5, 2024

PLANET LABS PBC

By:	/s/ Ashley Johnson
Ashley Johnson
President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)