Form 10-K
period 2025-01-31
Planet Labs PBC
filed 2025-03-26
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2025
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If the securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No  ☒

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, was $598,227,498 based upon the closing price of the registrant’s Class A common stock on such date on the New York Stock Exchange.

The registrant had 281,093,438 outstanding shares of Class A common stock and 21,157,586 outstanding shares of Class B common stock, as of March 21, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of January 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Unless the context otherwise requires, the “Company”, “Planet”, “we,” “our,” “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “Form 10-K” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Factors that may impact such forward-looking statements include:

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
•our expectations regarding satellite services contracts, including our contract with JSAT;
•our ability to continue to invest in our sales and marketing, software platform development, machine learning and analytic tools as well as our applications and new satellite technologies;
•our relationships with third-party partners, vendors and solution providers;
•our ability to manage risks and challenges associated with our financial conditions and results of operations;
•our expectations regarding macroeconomic uncertainty and the geopolitical environment;
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

What: We image the Earth every day at medium- and high-resolution. We collect this powerful data set from the hundreds of satellites we have in orbit, making our fleet the largest fleet of Earth observation satellites in history, which we design, build, and operate. We have collected over 3,000 images on average for every point on Earth’s landmass, creating a non-replicable historical archive for analytics, machine learning, and insights.

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

Industry Trends

We believe that the increasing call for global peace and security, as well as the digital and sustainability transformations of the global economy, are fueling a need for a greater volume of and more rapidly delivered Earth observation data. We believe that we can accelerate this transformation by providing valuable Earth data that businesses and governments can utilize to better measure and monitor change in physical assets.

Peace & Security: Organizations such as governments, Non-Governmental Organizations (“NGOs”), media and think tanks are tackling increasingly complex global challenges on a daily basis. We believe that our satellite imagery, satellite hardware development capabilities, and tools can help enable unbiased, factual, and timely reporting and decision making by governments, NGOs, media and think tanks. Further, we believe the data from space that we provide is critical to global transparency and to encourage peace and security.

Sustainability Transformation: Organizations globally are focused on proactively managing their environmental impact and operating more sustainably. While regulations overseeing environmental impact and sustainability are subject to policy makers’ priorities in each country or region, we believe the shift toward monitoring and managing environmental outcomes and responding to natural disasters will continue; and that satellite imagery and capabilities are a critical component of effective and broad-scale sustainability solutions.

Digital Transformation: Organizations across industries are driving operational improvements and taking advantage of new growth opportunities by leveraging third-party data, their own proprietary data, and artificial intelligence technologies, including generative artificial intelligence technology (“GenAI”) and large language models (LLMs) (collectively, “AI”), all of which are driving a digital economic shift across many sectors. In addition, as more organizations digitize their workflows, it is increasingly important to deliver solutions that are cloud-native to take advantage of the cost savings and scale derived from cloud technologies.

Overall, we believe these transformational shifts are driving demand for near real-time understanding of the impact of global changes across the Earth. The first step for organizations undergoing the digital and sustainability transformations, as well as those seeking to establish and maintain peace and security, is to understand context and consistently measure and monitor relevant data. With shared context and metrics, we believe that businesses and governments can improve operational efficiency, resource allocation, risk mitigation, and strategic decision making with data-enabled applications.

Our Opportunity

Our founding team built Planet on the concept of “agile aerospace” methodology: the rapid development and deployment of new space-based hardware and related software systems, similar to the “agile software” approach of releasing early and often to rapidly iterate capabilities. By harnessing trends in miniaturization, we have built, launched, and maintained hundreds of compact, powerful satellites at a significantly lower cost than traditional aerospace companies, an improvement that we believe is similar to the transition from the mainframe computer to the desktop computer. This has enabled us to leverage industry innovations in AI, computing, and cloud-based storage to house and analyze a distinctive data set of daily Earth changes, and to build market-leading tools to help customers and partners extract value from those data sets. Our innovation in agile aerospace has also enabled us to improve the cost-performance of satellite manufacturing, ground stations, and mission operations.

Our extensive Earth data set and robust analytic capabilities which are optimized to monitor ongoing activity, are delivered through our cloud-native platform. By providing this analytic ready data to our partner ecosystem as well as our end customers, we believe we can expand the use cases we can address across industries at scale. We believe globally consistent and reliable satellite imagery data is a critical component that can fuel the impact of these economic transitions across sectors.

We believe enabling major industries to make data-driven decisions by simplifying access to remote sensing data is central to the evolution of the existing geospatial sector and creates a large market opportunity to advance the digital transformation and sustainability trends in society, business, and in the public sector. We see market opportunities in industries including:

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

Sustainability Monitoring and Supply Chain: We see climate and sustainability-related regulations, risk assessments, consumer expectations, and brand reputation pressures as significant factors requiring companies to identify, monitor, track and publish sustainability targets and related infrastructure. Other significant drivers of this opportunity may include carbon footprint management and air and water pollution monitoring.

Finance and Insurance: We believe there are broad opportunities including investment research, portfolio risk assessment and management, and insurance and reinsurance products. For example, improvements in measuring and predicting outputs from the world’s natural resources has the potential to help optimize the efficiency of commodity trading markets.

Forestry: We believe there are also opportunities in commercial forest management and disease and pest monitoring, as well as the use of geo-mapping data required to monitor change.

Our Operations

Our Fleet: We continue to iterate our satellites and operations for optimal efficiency and function, using our own production capabilities, as well as third-party suppliers and subcontractors. Information about risks related to our satellite development, manufacturing and operations appears in the “Risk Factors” section of this report.

Sales: Our global sales organization operates directly and indirectly via our extensive network of hundreds of partners around the world. Our partner network consists of solution providers, OEM platform partners, systems integrators and geographical information system (“GIS”) software companies that broaden the earth data ecosystem and have deep expertise in building last-mile industry solutions using satellite imagery and geospatial data. Our partner ecosystem bolsters our global presence with regional and domain-specific expertise and expands our market access to more industries, geographies and users.

In addition, our sales organization includes industry account and channel sales representatives as well as dedicated customer success and technology support teams. Our sales team is primarily organized by customer industry to support customer adoption and growth within each sector that we serve. Key responsibilities for our sales organization include acquiring new customers, maintaining relationships and expanding business with our existing customers, and driving contract renewals. At the center of our team’s philosophy is a strong customer and market feedback loop between our sales organization, customer success, and product development teams, which we believe helps to inform our technology roadmap and better serve our customers.

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

Technology Partnerships: We engage in partnership programs and strategic efforts to embrace open innovation, technology infusion and market-shaping opportunities. These efforts include our technologies partnerships, such as with Carbon Mapper and NASA Jet Propulsion Laboratory; and our partnerships with Telesat and SES as part of the NASA Communications Services Project (“CSP”). We also go to market with analytics partners focused on leveraging GenAI and LLMs to derive valuable and actionable information from our Earth Observation data. Finally, we encourage product experimentation by users via initiatives such as our Education and Research Program, among others.

Our Technology

Since our founding, we have built capabilities across three deep core competencies, each operating together to accelerate the digitization and sustainability transformations. These include (1) Agile Aerospace; (2) Proprietary Big Data; and (3) Our Platform and Analytics.

Agile Aerospace: We are a pioneer in “agile aerospace” — the rapid development and deployment of new space-based hardware and related software systems. We believe making powerful satellites in small packages has enabled us to launch more satellites than our nearest competitor. It enables us to design missions that were unheard of until recently, such as our daily data set delivered via our satellite fleet. It has further allowed us to rapidly innovate — resulting in more and better data for our customers, as compared with historical data satellite services, allowing us to drive the expansion of our platform and customer base and inform what future data sets to collect. We also believe it enables us to quickly address emerging market requirements ahead of other providers.

We have engaged in strategic partnerships leveraging our agile aerospace approach and differentiated technology. Examples of this include our Tanager hyperspectral satellite, made possible by the philanthropically funded Carbon Mapper Coalition, and the satellite services agreement with SKY Perfect JSAT announced in January 2025. Under the JSAT agreement, Planet expects to build, launch, and operate 10 Pelican high-resolution tasking satellites for JSAT. Planet intends to leverage the increased capacity of the expanded fleet to serve government and commercial customers around the world. We may engage in similar satellite services engagements in the future.

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

Using and contributing to open data standards via the Open Geospatial Consortium, our cloud-native proprietary technology, autonomously performs critical processing and overall harmonizing of images for time series and for use in data fusion and analysis. We collect hundreds of millions of square kilometers of Earth data every day, collected over the Earth’s landmass and some areas of water. These images are added to our archive of proprietary Earth observation data dating back to 2009 and daily Earth scanning data dating back to 2017. Because this immense historical archive is impossible to go back in time to re-collect, we believe it represents a significant competitive advantage. Our deep data archive is used to train our models, an important asset for delivering useful insights.

Our fleet of satellites enables us to provide proprietary data solutions, including: (1) Planet Monitoring, (2) Planet Tasking, and (3) Planet Hyperspectral.

Planet Monitoring: Our SuperDove satellites work together to create an always-online scanner for the planet with the goal to image the Earth every day at a resolution (Ground Sampling Distance, “GSD”) of up to 3.5 meters. This allows our customers to monitor any areas of interest, discover trends, identify changes and gain timely insights — and is the backbone to our one-to-many business model. We also combine Planet Monitoring with other scientific-grade radiometric data from public satellite data programs, including NASA/USGS-Landsat and ESA/EU Copernicus, to provide customers with a stream of consistent Earth data, using an algorithm that corrects variability in sensors to produce a consistent feed of data for valuable time-series analyses. This pre-processing and data harmonization often eliminates the need for additional data preparation before a customer can run advanced analytics on the data, which helps make satellite imagery analysis easier and practical, particularly for machine learning applications.

Planet Tasking: With high-resolution satellites in orbit and our rapid revisit capability, we can capture a specified location several times per day to achieve a resolution (GSD) of up to 50 centimeters after processing. The agile tasking satellites, all powered by an application programming interface (“API”), can perform multiple imaging modes, including points, long strips, stereo collects, and video.

Planet Hyperspectral: Our hyperspectral imaging satellite, Tanager, is designed to deliver full-spectrum imagery across the visible and shortwave infrared regions, capturing over 400 spectral bands at a resolution (GSD) of 30 meters. Tanager was developed in collaboration with NASA’s Jet Propulsion Laboratory and sponsored by Carbon Mapper, a philanthropically-funded effort to detect and track methane and CO2 super-emitters. Tanager-1, the first satellite in this offering, was launched in August 2024.

Platform and Analytics: Our cloud-native Earth Observation platform enables customers and partners to access, analyze, and act on our proprietary data catalog by discovering relevant data layers, extracting useful information, and delivering insights through custom-build solutions or GIS workflows via APIs and browser-based applications. We have recently made Planet data available for purchase more simply and directly through our Planet Insights Platform (which has integrated the former Sentinel Hub platform), which facilitates rapid user adoption, particularly by empowering users to self-service our solutions without formal sales interaction. We believe this serves as a natural entry point for some of our smaller accounts, enabling them to realize the value of Planet’s offerings, leading to broader awareness of our solutions throughout their networks and organizations.

Core to making this data more impactful are our Analytics products, which leverage computer vision to detect objects and highlight attention on certain occurrences, and our Planetary Variables, which provide measurements of key phenomena occurring on the Earth’s surface. Some of our derived products leverage data from third party sources, such as those produced by the government-operated fleets like Sentinel and LandSat, which enhance the value of our derived products.

We also work closely with partners, particularly those focused on leveraging Generative AI technology (GenAI) and Large Language Models (LLMs) to derive actionable insights from Planet’s Earth Observation data. We aim to continuously acquire, integrate and partner with new capabilities and tools, thereby improving the user experience of our platform as well as providing tools that simplify the use of earth observation data. Essentially, we believe enhanced derived product solutions can speed up the mission utility and business value for our customers and partners.

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

(4)Planet Analytic Feeds: We have built automated, cloud-native, global-scale analytics on top of our data set and made them accessible by APIs and web applications. Drawing on cutting edge techniques in machine learning and computer vision from Planet and with partners, Planet Analytic Feeds harness the power of our extensive imagery archive to detect distinct objects, including vessels, aircraft, roads and buildings, and identify changes in our imagery.

(5)Planetary Variables: We produce and offer Planetary Variables advanced algorithms that process satellite data from Planet’s satellites and broader observations from a range of public satellite constellations, including NASA LandSat and ESA Sentinel satellites, among others. These programs capture different but complementary data sets, such as passive microwave data, other spectral bands, and more. Our goal with these products is to capture and quantify the changes in dynamic systems such as soil water content, land surface temperature, crop biomass and forest carbon and structure, and render that information to the people on the ground tasked with making decisions.

Our Customers

Our customers frequently subscribe to daily data feeds covering their areas of interest. Historically, specially trained technical imagery analysts typically had to hand-process satellite data that was months out-of-date. We are able to deliver powerful capabilities including both data and analytics directly to customer and partner workflows daily through automated interfaces.

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

We have a proven record of building customer relationships, with customers across the globe, including leading agriculture, mapping, energy, forestry, finance and insurance companies, and government agencies.
Our performance is subject to a number of variables, and as such, we cannot assure you that our results will continue in the same trajectory as our historical results, nor can we assure you that our results will be indicative of our future performance. For more details, please read the section entitled “Risk Factors.”

Our Competitive Position

We believe our cutting edge technology, our industry experience, and our scalable business model, enabled by the one-to-many use of our data, set us apart from our competitors.

Our competitive moats include agile aerospace mission capabilities, proprietary big data, and platform analytics. Our advanced space systems enable the capture of comprehensive, high quality, proprietary data, which power our platform, enhanced by advanced analytics that utilize both Planet and partner AI and machine learning to provide solutions to our customers. We believe that as customers derive more value from our solutions, they increase their usage by incorporating insight from our data into their workflows and analyses. This creates a feedback loop that drives our technology roadmap, from the high-level analytics and end-user applications all the way down the stack to new sensors in space to capture valuable information for our customers.

Differentiated Offering: We believe our offerings set us apart from other companies in the geospatial data industry. We combine our daily scanning capabilities, which enable broad area monitoring at a significant scale, with our complementary high-resolution and hyperspectral satellites, which customers can task to capture a higher resolution image or additional spectral bands of specific areas of interest. Additionally, we believe our archive of historical Earth data and analytics capabilities also set us apart from our competitors by allowing us to speed up the mission utility and business value for our customers and partners.

Scalable Business Model: We provide our Data Solutions and Platform and Analytics Solutions primarily through recurring subscription- and usage-based revenue contracts, which provide visibility into potential future growth. With our one-to-many business model, our margins improve with economies of scale, as there is low marginal cost to sell incremental access to our data. Because we can sell our imagery data and analytics to multiple end customers, we believe our solutions enable us to capture market share across broad vertical markets.

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

Our Competition

Competition in Earth Observation Satellites: We see the satellite imagery industry as mainly divided between incumbents, such as Airbus and Maxar, and next generation players, such as BlackSky, Satellogic, and CG Satellite. Incumbents have typically hosted a limited number of active satellites which operate on a one-to-one tasking system. These satellites are typically very high cost with very high resolution, primarily serving national governments and other traditional satellite imagery industries. In contrast, next generation satellite imagery companies have developed satellites that are lower cost and smaller in size and have a stated ambition to increase the presence of their fleets within Earth’s orbit.

Competition in Data Analytics: We also compete and see competition with some data analytics platforms that use geospatial data from a variety of sources to provide analytics services to their customers. Many data analytics providers rely on partnerships with satellite imagery companies in order to source the data necessary to run their analytics platforms. We partner with a number of these companies to provide data for their platforms for certain use cases while also providing analytical tools and services directly to our own customers. We believe these relationships are advantageous to us over the long-term, as they enable new opportunities.

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

Our People

We are a passionate team of creative individuals that solve hard problems and strive to make an impact every day. We invest in a culture of learning, teaching, and dialogue, work together to deliver insight to our customers, bring our all, own our mistakes, and build for the future. We aim to identify, recruit, retain, incentivize and integrate our existing and new employees, advisors and consultants, because we believe our people are our most important assets.

As of January 31, 2025, we had a total of approximately 970 employees, including approximately 810 full time employees, working across 30 countries worldwide. None of our employees are represented by a labor union, though in some countries our employees may be subject to industry-wide collective bargaining agreements as a matter of law. We have not had any work stoppages and consider our relations with our employees to be good.

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

Commitment to Fair, Equal, and Supportive Employment Practices

We are committed to establishing and maintaining a workplace culture and environment that values and promotes equal employment opportunities, that is free of harassment and hostility, and that enables our employees to bring their whole selves to work. We believe that a strong, dynamic workplace only exists under these circumstances, and where our resources are empowered to share their values and perspectives, challenge themselves with new ideas, and think critically on difficult questions. We advance open communication and other creative strategies across our company.

Our Intellectual Property

Our IP portfolio includes patents covering novel features of our spacecraft, trademarks identifying our company and various products, copyright ownership of the imagery archive, and trade secrets related to manufacturing and operations. We own the copyrights for the imagery captured by our spacecraft. These images measure in the millions per day and are unregistered. We occasionally will license imagery under the Creative Commons for promotional purposes, but otherwise imagery is licensed pursuant to commercial license agreements. We treat our know-how in the design, manufacture, and operation of spacecraft, ground based data relay, image processing, analysis and platform systems to be proprietary.

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

Government Regulations

Our industry is highly regulated due to the sensitive nature of satellite technology. Additionally, we contract with numerous U.S. government agencies and entities. We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. government and other governments’ contracts, including foreign governments. The laws and regulations governing our business and operations, including the distribution of satellite imagery, and the development, production, and deployment of our satellite systems, may change in the future. Our business and operating results may be materially and adversely affected if we are required to alter our business operations to comply with such changes or if our ability to sell our products and services on a global basis is reduced or restricted due to increased U.S., E.U. or other government regulation. This risk is heightened by the geopolitical relevance of our data, which can shed light on sensitive operations around the globe. However, based on information available to us, we don’t expect that our continued compliance with current government regulations, including environmental regulations, will have a material adverse effect upon our capital expenditures, earnings or our competitive position. For more information about the regulations affecting our business and the related risks, see "Risks Related to Legal and Regulatory Matters" in Item 1A, "Risk Factors".

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
•our ability to successfully produce, launch, commission, operate and maintain our satellites and our customers’ and related infrastructure on suitable timelines to our customers;
•the impact of satellite and infrastructural related failures;
•our ability to develop new products and enhancements that achieve market acceptance;
•our reliance on contracts with large enterprises and U.S. and foreign governmental entities;
•the impact of disruptions in the U.S. government’s operations and funding;
•our partial dependency on partnerships and resellers of our imagery;
•the impact of macroeconomic and geopolitical uncertainties, including trade tensions and tariffs;
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

Risks Related to Legal and Regulatory Matters
•our ability to operate in a highly regulated industry and obtain and maintain required government licenses and other authorizations and obtain and maintain required government licenses and other authorizations;
•our ability to adapt to legislative and regulatory changes that affect our business
•our ability to comply with the National Industrial Security Program Operating Manual;
•our ability to comply with anti-corruption, anti-bribery, anti-money laundering, and similar laws;
•our ability to comply with international trade and governmental export and import controls and economic sanctions laws and regulations;
•failure to comply with governmental laws and regulations;

Additional Risks Related to Ownership of Our Securities and Operating as a Public Company
•volatility of the trading price of our securities;
•the multi-class structure of our common stock;
•securities or industry analysts changing their recommendations regarding our Class A common stock;
•anti-takeover provisions contained in our governing documents and the exclusive forum provision in our certificate of incorporation; and
•our status as a Delaware public benefit corporation.

Risk Factors

Risks Related to Our Business and Industry

We have a limited history of operating at our current scale and under our current strategy, which makes it difficult to predict our future operating results, and we may not achieve our expected operating results in the future.

We have a limited history of operating at our current scale and under our current strategy, which makes it difficult to forecast our future results. You should consider and evaluate our prospects in light of the risks and uncertainty frequently encountered by growth stage companies in rapidly evolving markets. We have not achieved profitability, and we may not realize sufficient revenue to achieve or sustain profitability in future periods.

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

We generated net losses of $123.2 million, $140.5 million and $162.0 million for our fiscal years ended January 31, 2025, 2024 and 2023, respectively. As of January 31, 2025, we had an accumulated deficit of $1,203.0 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will generate enough revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also intend to continue to invest in our business, including with respect to the development of our platform and satellites, and general administration, including, legal, finance and other compliance expenses related to our business. Increased expenses associated with these activities could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, build and launch additional satellites, expand our data analytics capabilities, increase our sales force to enter into new verticals, and expand use cases and integrations, amongst other things, and to consider strategic acquisitions, which may cause us to incur significant acquisition costs. We will also face increased compliance costs associated with growth, the expansion of our customer base, and operation as a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business may significantly decrease.

If the market for our products and services fails to grow as we expect or takes longer than we expect to grow, or if our current customers or prospective customers fail to adopt our platform, our business, financial condition and results of operations could be harmed.

The market for satellites, satellite imagery and related analytics products and services, in particular, continues to evolve, and the market for our data or our satellites may not be as significant as we expect. Further, the number of customers that we believe may be interested in our satellites analytics products and services may be less than we anticipate. We cannot be sure that we will be able to convert interest in our satellites, analytics products and services into sales, that these markets will continue to grow or, even if they do grow, that businesses will adopt our platform. Our future success will depend in large part on our ability to further penetrate the existing market for satellites, Earth imaging and related data analytics. Our ability to further penetrate this market depends on a number of factors, including the cost, performance, and perceived value associated with our satellites, our platform and our proprietary data. We have spent, and intend to keep spending, considerable resources to educate potential customers about analytics products and services in general and our platform in particular. However, we cannot be sure that these expenditures will help our platform achieve any additional market acceptance. In addition, it may take substantial time, potentially longer than we initially forecast or anticipate, to bring on new customers or for existing customers to purchase new products or offerings we may have. Furthermore, potential customers could have made significant investments in alternative satellites, platforms or services, or may not be persuaded that our proprietary data is needed for their business or operations. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our platform, our business, operating results, and financial condition could be adversely affected.

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

Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Existing private competitors include Airbus Defense and Space, BlackSky technology, Inc., ImageSat International N.V., Maxar Technologies Ltd., Satellogic S.A., CG Satellite, foreign governments including India, South Korea, Taiwan and others that sell their data commercially, as well as aggregators of imagery and imagery-related products and services, including Apple, Google and Microsoft. In addition, we compete against a number of manned and unmanned aerial providers of high-resolution imagery, whose offerings provide certain benefits over satellite-based imagery, including better resolution and accuracy. In addition, the U.S. government, the European Commission, and other governments have developed, constructed, launched and begun to operate their own imagery satellites, and may further enhance such imagery satellites, which could reduce their need to rely on commercial suppliers. For example, the United States provides free access to Earth imagery through Landsat and MODIS, and the European Commission provides free access to Earth imagery through the Copernicus program and the Sentinel satellites. If the United States and/or the European Commission expand these programs, or if other governments begin to sell or provide free Earth imagery from satellites in the commercial markets, the value of our imagery may be further diluted. Further, foreign governments have in the past subsidized and may continue to subsidize the development, launch and operation of imagery satellites by our current or future competitors and/or encouraged and may continue to encourage them to undercut prices, including the prices we offer for our data. Such increased competition from government entities or the commercial entities they subsidize could adversely affect our business, financial condition, and results of operations.

Many of our current and potential competitors have significantly greater financial, technical, marketing, personnel and other resources than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. For example, if our competitors are able to build a competing fleet of satellites that is larger than our fleet, a potential that is heightened by the fact that we may keep our fleet at its current size for the near term, or that has greater capabilities than our fleet, we may be unable to attract or retain customers. These competitors may also engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger customer bases than we have. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. Also, our competitors may have long-established relationships as preferred providers with various commercial entities and governments in our markets. We may fail to convert or retain customers if competitors are able to develop superior offerings or if they are able to offer similar offerings at a lower price point, including offerings that allows for use of other data to achieve similar methodological results. These factors could attract customers away from our services and reduce our market share, which would adversely affect our business, financial condition, and results of operations.

With the introduction of new products and services and new market entrants, we expect competition to intensify in the future. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites, particularly when combined with AI-based solutions, may compete with our products and services and may make our data analytics solutions less valuable to current or potential customers. To compete effectively against such products and services, we must continue to develop and provide customers with solutions that enable them to derive compelling value from our satellite imagery compared to what may be available from other providers.
In addition, the increase in launch vehicle development along with frequent and routine transport access to space, as well as the new fleets of satellites from companies such as SpaceX, OneWeb and Amazon/Kuiper, may lower barriers to entry and further increase risk of competition or such companies may decide to compete directly. Such competitors’ offerings could be more advanced than ours, or they may be able to offer services at lower prices than ours. Due to competitive pricing pressures the average selling price of our products and services may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline, and our business, financial condition, and results of operations could be harmed.

We may fail to cost-effectively acquire new customers or obtain renewals and expansions from our existing customers, which would adversely affect our business, financial condition, and results of operations.

Our continued growth depends, in part, on our ability to cost-effectively acquire new customers. Numerous factors, however, may impede our ability to add new customers, including our failure to attract, effectively train, retain, and motivate sales and marketing personnel, our failure to develop or expand relationships with third parties, our inability to convert initial usage into ongoing utilization of our platform, products and services, and our failure to successfully deliver our products or services and provide quality customer support once delivered.

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

Our customers generally have no obligation to renew or expand their licensing agreements with us, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their agreements with a similar contract period or at the same prices or terms or may decide to downgrade their subscriptions. Further, our government customers have broad discretion to unilaterally terminate, modify or suspend our contracts with them, as further discussed below in “—A meaningful portion of our business depends on sales to governmental entities and is subject to the policies, priorities and regulations of such governmental entities, and changes to which could adversely affect our business, results of operations, financial condition, and business prospects.”

Our customer retention or our customers’ use of our platform and services may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our platform and our customer support, our subscription and usage-based model, the prices, features, or perceived value of competing offerings, changes to our offerings, or general economic conditions. For example, our customers rely on our customer support personnel to resolve issues and realize the full benefits that our platform and our products provide. If we do not help our customers quickly resolve issues and provide effective ongoing support, our ability to maintain and expand our subscriptions and products to existing and new customers could suffer, and our reputation with existing or potential customers could suffer.

In addition, uncertain macroeconomic and geopolitical factors, including as a result of inflationary pressures, currency exchange rate fluctuations, geopolitical conflicts, tariffs and retaliatory measures, and high interest rates may result in longer and unpredictable sales cycles, could result in potential customers deciding not to contract with us or current customers deciding not to renew, could cause delays in renewal, upgrade, or expansion decisions for some of our existing customers, may reduce the effectiveness of our sales and marketing efforts, and could reduce the duration of their agreements with us. In addition, these situations could result in increased customer churn, a lengthening of our sales cycle with some of our potential customers, or reduced contract value with prospective or existing customers. Further, governmental changes in the United States, including changes to regulation, legislation, policy and/or spending, could affect our ability to acquire, retain or expand our U.S. government or other customers, as further discussed below in “—We operate in a highly regulated industry and government regulations may adversely affect our ability to sell our services, may increase the expense of such services or otherwise limit our ability to operate or grow our business.”

A significant component of our growth strategy is to expand our relationships with our customers by increasing their adoption of our products and services, including Planet Monitoring, Planet Tasking, Planet Archive, Planet application programming interfaces (“APIs”), Planet Basemaps, Planet Fusion, Planet Analytic Feeds and Planetary Variables, that we sell to existing and new customers. However, we may not be successful in doing so if our customers find our additional solutions to be unnecessary or unattractive. We have invested, and intend to continue to invest, significant resources in improving existing solutions as well as developing and acquiring additional solutions, which resources may not be recovered if we are unable to successfully cross-sell these solutions to customers using one or more of our existing solutions. Any failure to sell additional solutions to current and future customers could harm our business, financial condition and results of operations. If our customers do not renew, upgrade, or expand their subscriptions, defer their subscriptions to a later date, renew their agreements with us on less favorable terms, or fail to increase adoption of our platform, our business, financial condition, and results of operations would be adversely affected.

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

We have limited experience in managing operations outside the United States. If we fail to deploy or manage our operations in other countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•political, social and/or economic instability, including geopolitical conflicts, trade tensions and any sanctions or heightened controls that result from such conflicts;
•risks related to export control laws and other governmental regulations applicable to transactions involving non-U.S. persons or foreign jurisdictions and unexpected changes in regulatory requirements and enforcement;
•fluctuations in currency exchange rates;
•higher levels of credit risk and payment fraud;
•enhanced difficulties of integrating any foreign acquisitions;
•burdens of complying with a variety of foreign laws and regulations;
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
•increased costs related to tariffs; and
•management of tax consequences.

If we are unable to manage the complexity of global operations successfully, our financial performance and operating results could suffer. For example, our sales, marketing and other operations in Europe, or any other international jurisdictions, now or in the future, are subject to U.S. export control regulations and may subject us to additional regulatory regimes, laws, and taxes for which compliance may result in increased costs, expense, and devotion of management time and resources. Significant changes in U.S. trade policy, including further expansion of U.S. export/imports controls and tariffs, and retaliatory actions by other countries, may materially and adversely affect our business.

Further, given the global scope of our Earth imaging capabilities and the associated data collected, it is probable that certain governments, state actors or large businesses, among other powerful entities, may object to our operations and the collection of this data. For example, we have used our constellation of satellites and platform to capture and analyze images of missile silos and human rights abuses in foreign countries, among other things that may be sensitive to certain entities. If a government, state actor, large business or other similar entity were to object to the data captured by our operations, they may successfully drive regulators to curtail our operations, or even suspend our operations, and such objections and related media coverage may harm our reputation and prospects. Additionally, our platform and data may be used, without our prior knowledge or consent, by parties in political or social conflicts, including in armed conflicts. Such use of our data in those situations could materially harm our reputation, resulting in a material and adverse effect on our business and financial condition. Further, our satellites, satellites operations infrastructure, archived data, information technology and communications systems, and other related systems, may have already been or could be in the future compromised by cyber-attacks or other incursions by such entities as a result of the sensitive information we capture and provide. Additionally, we conduct business in countries where due to the global political and economic climate, such business relationships may be viewed as negative or such business relationships may become difficult to maintain, all of which could adversely affect our brand and our reputation and, as a result, could harm our business, financial condition, and results of operations.

Our ability to grow our business depends on the successful production, launch, commissioning and/or operation of our satellites and related infrastructure, which is subject to many uncertainties, some of which are beyond our control.

Our research and development objectives focus on the development of our satellites, some of which we sell to customers, and our products and services. Our next generation satellites are still in development and may not be completed on time or at all and the costs associated with them may be greater than expected. While we estimate the gross costs associated with designing, building and launching our satellites will be significant, there can be no assurance that we will complete this on a timely basis, on budget or at all. Design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. If we do not complete development of these satellites in our anticipated timeframes or at all, our ability to meet customer requirements and to grow our business will be adversely affected. The successful development, integration, and operations of our future and current satellites and our future and current products and services involves many uncertainties, some of which are beyond our control, including, but not limited to:

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
•changes in project scope;
•our ability to obtain additional applicable approvals, licenses or certifications from export control and other regulatory agencies, as required, and maintaining current approvals, licenses or certifications;
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
•our ability to adapt to changes in laws or regulations, and interpretations thereof, that affect our business;
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

If any of the above events occur, they could have a material and adverse effect on our ability to continue to develop, integrate and operate our satellites and related infrastructure, products and services, and could materially adversely affect our reputation, business, financial condition and results of operations.

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

Delays in launching satellites are common and can result from satellite manufacturing delays, unavailability of reliable launch opportunities with suppliers, launch supplier schedule delays, delays in obtaining required regulatory approvals and launch failures. If we do not meet our satellite manufacturing schedules, a launch opportunity may not be available at the time the satellites are ready to be launched. We also share launches with other satellite manufacturers who may cause launch delays that are outside of our control. There are a limited number of launch suppliers, which may heighten the foregoing risks to the extent any of such launch suppliers changes their terms or otherwise experiences capacity constraints. In addition, launch vehicles or satellite deployment mechanisms may fail, which could result in the destruction of any satellites we have in such launch vehicle or an inability for the satellites to perform their intended mission. Launch failures also result in significant delays in the deployment of satellites because of the need to manufacture replacement satellites, which typically takes up to six months or longer, and to obtain another launch opportunity, and may impact the timing of future launches. If we are required to replace a satellite that was damaged during launch, we may bear some or all of the costs of manufacturing replacement satellites, which could result in lost revenue and contractual penalties. Further, the cost of satellite launches, launch insurance rates and launch-related services may significantly increase in the future, which could make it much more costly, potentially prohibitively more costly, for us to launch and deploy our satellites. Any launch failure, underperformance, delay, or increase in the cost of satellite launches or related services, could have a material and adverse effect on our results of operations, business prospects and financial condition.

If our satellites fail to operate as intended, are destroyed or otherwise become inoperable, our ability to collect imagery and market our products and services successfully could be materially and adversely affected and customers could be encouraged to seek alternative solutions even if less adequate.

Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses during launch and in space that could affect our satellites’ performance. Hardware component problems in space could lead to deterioration in performance or loss of functionality of a satellite, with attendant costs and potential revenue losses if they impact our Earth imaging capabilities or ability to distribute such imaging. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event such as a failed launch, a meteor shower, geomagnetic solar storms, unpredictable solar weather or atmospheric density, a collision with space debris, intentional or unintentional kinetic, radiation or blinding interference, other directed energy or similar attacks, have from time to time also reduced, and could in the future reduce, the performance of, or completely destroy, the affected satellites.

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

We may suffer a partial or total loss of a deployed satellite or experience other problems with our satellites that may reduce their performance or reduce the useful life of our satellites to shorter than expected. During any period of time in which a satellite is not fully operational, we may lose most or all of the revenue that otherwise would have been derived from that satellite. In addition, we may not have on hand, or be able to obtain in a timely manner, the necessary funds to cover the cost of any necessary satellite replacement. Further, it can take up to six months or longer to manufacture new satellites and significant additional time to secure and launch such replacement satellites. As a result, if our satellites fail to operate as intended, are destroyed or otherwise become inoperable, it could take a significant amount of time to get the replacement satellites in orbit. During this period of time, our operations could be materially impaired with little we could do to alleviate the issue. Our inability to repair or replace a defective satellite or correct any other technical problem in a timely manner could result in a significant loss of revenue and harm our business, financial condition and results of operations.

We have experienced in the past and may continue to experience failures or disruptions of ground operations infrastructure or interference with our satellite signals, which could harm our business, prospects, financial condition and results of operations.

We operate an extensive ground infrastructure, including over a dozen ground stations maintained by third parties. These ground stations are used for controlling our satellites and downloading imagery to eventually be provided to our customers. We may experience a partial or total loss of one or more of these facilities due to natural disasters (tornado, earthquake, flood, hurricane or other natural events), fire, acts of war or terrorism or other catastrophic events. A failure at any of these facilities could cause a significant loss of service for our customers. Additionally, we may experience a failure in the necessary equipment at our satellite control center, at any relevant back-up facility, or in the communication links between these facilities and remote teleport facilities. A failure or operator error affecting tracking, telemetry and control operations might lead to a breakdown in the ability to communicate with one or more satellites or cause the transmission of incorrect instructions to the affected satellites, which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more satellites. Intentional or non-intentional electromagnetic or radio frequency interference, including by nation-state actors or their agents, could result in a failure of our ability to deliver our services to our customers. We have experienced a variety of these equipment and communications failures from time to time, resulting in impacted services. A failure at any of our facilities or in the communications links between our facilities or interference with our satellite signal could cause our revenues to decline materially and could adversely affect our ability to market our services and harm our business, prospects, financial condition and results of operations.

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

Sales to large enterprises and U.S. and foreign governmental entities involve risks that may lengthen our sales cycle and make forecasting and deployment processes more difficult to predict. In addition, as a result of macroeconomic and geopolitical conditions, political and economic instability, global logistic challenges and high inflation, many large enterprises and U.S. and foreign governments have reduced or delayed technology or other discretionary spending, which, in addition to resulting in longer sales cycles, may materially and negatively impact our operating results, financial condition and prospects. As we have sought to increase our sales to large enterprise customers and U.S. and foreign governments, we have also faced more complex sales procurement requirements, regulations, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. With larger organizations, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger organizations may require us to invest more time educating and preparing for these potential customers. With U.S. and foreign governments, the decision to purchase our products and services or subscribe to our platform often requires approvals from multiple governmental agencies as well as compliance with stringent rules and regulations, which require us to employ regulatory and procurement experts and engage outside experts to help facilitate applicable governmental approvals and to comply with applicable rules and regulations. In addition, large enterprises, as well as U.S. and foreign governments, often require extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial upfront investment. Purchases by large enterprises, as well as U.S. and foreign governments, are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the terms of the sale to them. Moreover, large enterprises may be directly impacted by various macroeconomic conditions such as high inflation, interest rate fluctuations and financial market volatility, which may result in a decrease of spending by these large enterprises, including a decrease in spending on our products and services, and consequently reduce our revenue and impact our financial condition.

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

An increasing and meaningful portion of our revenue is generated from agreements with the U.S. and other government customers, and, as a result, our results of operations could be adversely affected by shifts in the political environment and resulting changes in policy or budgetary priorities. We cannot be certain that current levels of government funding for our products and services will continue, or that such funding will be accessible consistent with expected timelines due to budgetary review activities and potential freezes on or cancellation of various governmental programs.

Our contracts with government customers subject our business to the statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation (“FAR”) and agency supplements. The FAR governs all aspects of government contracting, including contractor qualifications and acquisition procedures, and also contains provisions that give the government many rights and remedies which are unfavorable to contractors and not typically found in commercial contracts. Additionally, if a government were to object to certain of our operations (for example, the capturing of certain sensitive imagery), it is possible that the government could modify or reduce its business with us, and our contracts with certain government customers could, for example, be terminated for convenience, as further described below. These rights and remedies allow government customers, often with broad discretion relative to commercial contracts, among other things, to:

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
•prohibit future procurement awards with a particular agency due to a finding of an organizational conflict of interest or contractor non-responsibility;
•suspend our performance pending the outcome of a bid protest filed by a competitor and may also require us to resubmit offers for the contract or the government could terminate, reduce, or modify of the awarded contract;
•suspend or debar us from receiving future government contracts; and
•control, limit or prohibit the export of our products, intellectual property or services.

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
•socioeconomic compliance requirements, including labor requirements, non-discrimination and environmental compliance requirements;
•additional cybersecurity requirements; and
•requirements to procure (or not procure) certain materials, components and parts from specific countries or supply sources, including compliance with the Buy American Act and Trade Agreements Act.

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

As a prime contractor to the U.S. government, from time to time we rely upon subcontractors to perform work under government contracts. We are responsible for our subcontractor’s work, even though in some cases we have limited involvement in that work. If one or more of our subcontractors fails to satisfactorily perform the agreed-upon services on a timely basis or violates U.S. government contracting policies, laws or regulations, our ability to meet contract requirements may be compromised. In extreme cases, performance or other deficiencies on the part of our subcontractors could result in a customer terminating our contract. Conversely, in some cases we act as a subcontractor to other entities that are prime contractors to a government entity, which likewise makes us subject to risks related to such entity's performance.

New regulations or procurement requirements or changes to current requirements, or interpretations thereof, could increase our costs and risk of non-compliance. In addition, if we fail to comply with these laws, regulations and contract requirements, our contracts may be subject to termination, and we may be subject to financial and/or other liability under our contracts, the Federal Civil False Claims Act (including treble damages and other penalties), or criminal law. In particular, the Federal Civil False Claims Act incentivizes private individuals, including present and former employees, to notify the U.S. government of potential violations by contractors. Any resulting penalties, fines, suspension, or damages could adversely affect our operations, financial results and business prospects.

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

Disruptions in U.S. government operations and funding could have a material and adverse effect on our revenues, earnings and cash flows and otherwise adversely affect our financial condition.

A meaningful portion of our revenue is generated from U.S. and other government customers. In the current U.S. political environment, there is significant uncertainty with respect to legislation, regulation and policy throughout the government. Policy changes, shifts in international and trade relations, budget uncertainty, shifting funding priorities, U.S. government shutdowns or the need to operate under continuing resolutions, the failure of the U.S. government to manage debt, the failure of the U.S. government to approve budgets, and/or or other disruptions to federal government operations could result in contract terminations, delays in contract awards, reduction in contract scope, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, all of which could have a material and adverse effect on our business, financial conditions, and results of operations.

If we are not successful in maintaining and expanding the interoperability of our products with third-party products and services, our business, financial position, and operating condition and results of operations could be harmed.

The competitive position of our platform depends in part on its interoperability with products and services of third parties. As such, we must continuously modify and enhance our platform to adapt to changes in hardware, software, networking, and database technologies. In the future, one or more technology companies may choose not to support the operation of their hardware, software, or infrastructure, or our platform may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent that a third party were to develop software or services that compete with ours, that provider may choose not to support our platform. We intend to facilitate the compatibility of our platform with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and operating results could be adversely impacted.

The competitive position of our products also depends on the availability of third party data sets and imagery, as well as the ability to use our products with third party data sets and imagery, which allows customers to integrate multiple data sets and conduct valuable analyses. As such, we must continuously design software to ensure our products’ compatibility with third party imagery. Further, many customers or potential customers seek AI-enabled solutions, and as a result, we expect our ability to continue to develop or partner with providers of AI solutions that interoperate with our platform will impact our ability to drive future growth and compete effectively If we fail to anticipate our customers’ integration needs, our business, financial condition, and operating results could be adversely impacted. Additionally, if third party data sets which we do not control, and some of which are publicly sourced, become unavailable or unreliable for any reason, to us or our customers who integrate such data into our platform, it may negatively impact our ability to develop or deliver products that use such data and customer satisfaction with our products and our business, financial condition, and operating results could be adversely impacted.

Our revenue, results of operations and reputation may be negatively impacted if our products fail to meet contractual requirements or our products contain defects or fail to operate in the expected manner.

We sell proprietary data that is generated through our technologically advanced fleet of satellites and further analyzed with our proprietary platform analytics, and also sell satellites to a limited number of strategic customers. Sophisticated software, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from third parties. Most of the satellites and systems we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. In addition, we contract with third-parties, which we do not control, to provide services in connection with the launch into orbit of our satellites, adding further risks to our ability to perform under contracts with our customers, including those that rely on our satellites to gather data.

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

Downturns or volatility in macroeconomic conditions and/or uncertainty in the political environment could have a material and adverse effect on our business, financial condition, results of operations and liquidity.

Our revenue, gross margin, and ability to achieve and maintain profitability depend significantly on macroeconomic conditions. Weaknesses in the global economy and financial markets, including current global economic conditions and consumer trends, have in some cases led to lower demand for our platform and data offerings, and any adverse changes in general domestic and global economic conditions that may occur in the future, including any recession, economic slowdown or disruption of credit markets, could further exacerbate such effects.

Additionally, the impact of macroeconomic conditions, including adverse global and domestic economic conditions resulting from national or global health concerns or other trends, are highly uncertain and cannot be predicted. Specifically, additional factors that could have an impact on the demand for our platform and data offerings include worldwide or regional recession, increased unemployment, fluctuations in exchange rates, inflation, tariffs, changes to international trade control laws or regulations, failures of banks and financial institutions or other liquidity concerns at such financial institutions, changes in taxation, energy prices, supply chain disruptions, high interest rates, and other similar macroeconomic factors. Additionally, the demand for our platform and data offerings may be affected due to financial market volatility, negative financial news, energy shortages or cost increases, labor costs, and other economic factors. Such a shift would materially adversely affect our business, results of operations, and financial condition.

In addition, any disruption in the credit markets could impede our access to capital. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all.

We depend on a limited number of suppliers for critical supplies and services, and for research, development, manufacturing and launch of our satellites, which could in turn harm our business, prospects, financial condition and results of operations. The loss of any one or more of these suppliers or their failure to supply us with the necessary supplies or services on a timely basis could cause delays in our research, development or satellite manufacturing and adversely affect our business.

There are a limited number of suppliers that are able to design and build the components we need to manufacture our satellites. We also utilize a number of key service providers for research and development purposes. There are also a limited number of suppliers able to launch our satellites, including NewSpace India Limited (Indian Space Research Organization), ArianeSpace SA, Rocket Lab USA Inc., Firefly Aerospace Inc., ISAR Aerospace Technologies Inc., and Space Exploration Technologies Corp. Increased tariffs on our suppliers’ products are expected to increase the cost of manufacturing and deploying our satellites. Also if any of our suppliers’ or service providers’ businesses fail or their products become subject to additional tariffs, it would reduce competition and could increase the cost of manufacturing and deploying our satellites, conducting research and development and launch services. Adverse events with respect to any of our component suppliers, service providers or launch providers could also result in the delay of the design, construction or launch of our satellites. General economic conditions may also affect the ability of our suppliers, service providers and launch providers to provide services on commercially reasonable terms or to fulfill their obligations in terms of manufacturing schedules, launch dates, pricing, or other items. Even where alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers or service providers, and this could result in difficulties or delays in the design, construction or launch of our satellites. Any delays in the design, construction or launch of our satellites could have a material and adverse effect on our business, financial condition and results of operations.

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

We purchase components for the manufacturing of our satellites from third party suppliers and depend on those suppliers to deliver to the contracted specifications in order for us to maintain and grow our fleet of satellites and offerings. We may experience difficulties if these suppliers do not meet their obligations to deliver and support this equipment or if they are unable to supply the required components for new satellite designs, on time, at certain prices, of certain quality, or at all. If such suppliers are unable to supply the required components, we will need to engage in new supply relationships. Given the technical and sophisticated nature of the components we utilize, there is a limited number of suppliers we could use. Further, making such a change in suppliers could take time and could result in us having increased costs or force us to make design changes that impact other components or capabilities of the satellites. As a result of the foregoing, any change in supply relationships could have a material and adverse effect on our business, financial condition and results of operations.

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

For example, we generally establish fixed price subscription contracts for our imaging services, the revenue for which is recognized on a straight-line basis over the term of the contract, based on usage by customer over time, or to a lesser degree, up front based on transfer of access to the imagery to the customer. We have also entered into a long-term manufacturing and services contract to sell satellites and related services and may enter into similar arrangements in the future. If we fail to accurately forecast the cost of such contracts, especially for those contracts with unlimited downloads, or long-term manufacturing and hardware delivery obligations, if we fail to complete our contractual obligations in a manner consistent with the terms of the contract or if we fix the price for some projects too low for the services we ultimately provide, we could adversely affect our overall profitability and/or revenue opportunity, which could have a material and adverse effect on our business, financial condition, and results of operations.

The loss of one or more of our key personnel, or our failure to attract, hire, retain and train other highly qualified personnel in the future, could harm our business, financial condition and results of operations.

We currently depend on the continued services and performance of our key personnel and management team. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel, including key members of management as well as our engineering, marketing, sales, and product development personnel, could lead to a loss of expertise as well as disrupt our operations and have an adverse effect on our ability to grow our business.

In addition, the maintenance and development of our platform requires individuals with significant experience in aerospace engineering, mechanical engineering and software engineering. Further, our ability to successfully execute strategic initiatives, such as expanding our salesforce, will be dependent on our ability to hire and retain a sufficient number of individuals with the appropriate capabilities and level of experience. If we do not succeed in attracting, retaining and motivating highly qualified personnel or maintaining export licenses to support needed for the work of non-U.S. personnel, our business may be seriously harmed. Further, we also face significant competition for employees, particularly in the San Francisco Bay Area where our headquarters are located, and as a result, skilled employees in this competitive geographic location can often command higher compensation and may be difficult to hire. We have in the past, and may in future, lose a number of employees as a result of one or more employees leaving and encouraging others to join them. If this were to occur again, it could seriously harm our business.

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

Significant portions of our revenue and accounts receivable are concentrated with a limited number of customers. For the fiscal year ended January 31, 2025, one customer accounted for 19% of revenue. As of January 31, 2025, one customer accounted for 12% of accounts receivable. Further, accounts receivable are typically unsecured and are thus subject to the increased risk of us being unable to collect on overdue amounts.

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

In addition, we receive, and our customers’ use of our products and services receives, a high degree of media coverage, including social media coverage, around the world. If such media coverage presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information regarding Planet, or if our current or potential customers have negative reactions to such media coverage, such coverage could damage our reputation in the industry and with current and potential customers, employees, and investors, and our business, financial condition, results of operations, and growth prospects could be adversely affected.

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

The availability of our products and services depends on the continuing operation and availability of our satellites, satellites operations infrastructure, archived data, information technology and communications systems, and other related systems. Any downtime, damage to or disruption or failure of our systems as a result of a natural disaster or man-made problem could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, earthquakes, power loss, telecommunications failures, computer viruses, ransomware and other malware, denial of service attacks or other attempts to harm or disrupt our systems. We do not currently maintain a back-up production facility from which we can continue to collect, process and deliver imagery in the event of the loss of our primary capabilities. In the event we are unable to collect, process and deliver imagery from our primary facilities, our daily operations and operating results may be materially and adversely affected. In addition, our ground stations are vulnerable to damage or interruption from human error, cyber-attacks or other intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events, including events related to climate change. Such attacks or other bad acts could come from individuals, companies, rogue groups, terrorist organizations, governments, or affiliated actors. This risk is heightened by the geopolitical relevance of our data, which may expose globally the sensitive operations of such entities. This is especially true with respect to countries known or suspected to have actively carried out offensive operations on their own. Further, climate change has increased, and may continue to increase, the rate, size, and scope of natural disasters. For more information, see “—We are subject to a series of risks related to climate change.” In the event of such a natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors, or customers, which could affect our ability to maintain launch schedules or fulfill our customer contracts. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material and adverse effect on our financial condition and results of operations.

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

Although we intend to obtain and maintain insurance for our inventory, operating satellites and certain launches, any determination we make as to whether to obtain insurance coverage will depend on a variety of factors, including the availability of insurance in the market, regulatory requirements, the cost of available insurance and the redundancy of our operating satellites. Higher premiums on insurance policies will increase our costs and consequently reduce our operating income by the amount of such increased premiums. If the terms of on-orbit insurance policies become less favorable than those currently available, there may be limits on the amount of coverage that we can obtain or we may not be able to obtain insurance at all. Even if obtained, our on-orbit operations insurance will not cover any loss in revenue incurred as a result of a partial or total satellite loss.

Our financial results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly and annual results of operations, our key metrics discussed elsewhere in our public filings, and other metrics that analysts use to evaluate our business, have fluctuated in the past and may vary significantly in the future. Period-to-period comparisons of our operating results and other key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly and annual financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our Class A common stock could decline significantly. Factors that may cause these fluctuations include, without limitation, those listed below:

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
•the size and nature of some of our contracts can make estimation of total revenues and costs at completion complicated and subject to many variables
•the financial condition and creditworthiness of our customers, including greater unpredictability in our customers’ willingness or ability to timely pay for subscriptions to our platform as a result of the geopolitical tensions, inflation or high interest rates;
•the timing of expenses related to the development or possible acquisition and integration of technologies or businesses and potential future charges for impairment of goodwill and long-lived assets from acquired companies;
•our ability to achieve and sustain a level of liquidity sufficient to grow and support our business and operations;
•network outages, technical difficulties or interruptions affecting the delivery and use of our platform or actual or perceived security breaches or incidents;
•any adverse litigation, judgments, settlements, or other litigation-related costs;
•our ability to attract and/or retain talent necessary to the successful delivery of our business objective, including maintaining export licenses to support the work of non-U.S. personnel;
•changes in the legislative or regulatory environment, including with respect to government spending;
•the effects of national and global health concerns;
•the effects of acts of terrorism, war, political instability or other geopolitical conflicts, both domestically and internationally, as well as any trade sanctions or resulting geopolitical tensions, changes in laws and regulations, or interpretations thereof, or the imposition of economic or trade sanctions or tariffs affecting international commercial transactions; and
•general economic, industry, market and geopolitical conditions and uncertainty, both domestically and internationally.

Our past and future acquisitions will require significant management attention. Our acquisitions could disrupt our business, dilute stockholder value or adversely affect our operating results.

As part of our business strategy, we may make investments in complementary companies, products or technologies, and these acquisitions could pose challenges or risks. In this regard, we have made strategic acquisitions, including the acquisition of the BlackBridge group of companies in September 2015, the Terra Bella business from Google in April 2017, Boundless Spatial in March 2019, VanderSat in December 2021, Salo Sciences in January 2023, and Sinergise in August 2023. We do not know if we will be able to complete any future acquisitions or successfully integrate any acquired business, operate it profitably or retain its key employees, customers, partners or vendors. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance, and could distract our management. If we fail to successfully integrate the assets, technologies and employees from any acquired business, our revenue and operating results could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Further, any debt we incur to complete an acquisition could result in increased fixed obligations and include certain covenants that could impede our ability to manage our operations. Alternatively, if we use equity to finance any acquisitions, it could dilute our current stockholders. We may become liable for certain unforeseen pre-acquisition liabilities of an acquired business, including, but not limited to, successor liability for actions or noncompliance of an acquired business prior to such acquisition.

Issues in the use of artificial intelligence, including machine learning and computer vision (together, “AI”), in our geospatial data and analytics platforms may result in reputational harm or liability.

AI is enabled by or integrated into some of our and our third-party partners’ geospatial data and analytics platforms and is a growing element of our business offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Data sets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical or regulatory issues. If we or our third-party partners enable or offer AI solutions that are controversial or illegal because of their purported or real impact on society, governments, the socio-political climate, our financial condition and operations or the financial condition and operations of our customers, we or our customers may experience competitive harm, legal liability and brand or reputational harm.

Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.

We derive revenue principally from licensing rights to use imagery that is delivered digitally to our customers through our online platform. Our imagery licensing agreements vary by contract, but generally have annual or multi-year contractual terms. If customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief, including as a result of the impacts and disruptions caused by national and global health concerns or other global events, and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our business, results of operations and financial condition.

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

We collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share, and otherwise process personal information, export-controlled information, confidential information and other information, including proprietary and sensitive information, in order to provide our service, to operate our business, for legal and marketing purposes, and for other business-related purposes. We rely significantly on third-party service providers and sub-processors to support our operations and to help us deliver services to our customers. These third parties may store or otherwise process personal information and other information on our behalf.

Security breaches or incidents, cyber-attacks or unauthorized access to our systems, platform, or products, or the systems of our third-party service providers, could lead to interruptions and other disruptions to our platform and other aspects of our operations, damage or unauthorized access to, or the loss, destruction, unavailability, or unauthorized alteration, disclosure, or other processing of, our or our customers’ data, and claims, demands, disputes, and litigation made or initiated by governmental authorities and private parties, investigations and other proceedings initiated by governmental authorities indemnity obligations, fines, penalties, and other liabilities. We have previously been and may in the future become the target of cyber-attacks by third parties, including by third parties that may seek unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. In addition, many of our employees work remotely, which may pose additional data security risks.

While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain data on our behalf, including certain of our and our customers’ data, could be breached or otherwise compromised or we or such service providers could suffer damage or unauthorized access to, or loss, destruction, unavailability, or unauthorized alteration, disclosure, or other processing of, our data or third-party data we or our service providers maintain or otherwise process, including customer data. Our ability to monitor our third-party service providers’ data security is limited. Cyber-attacks, ransomware and other malware, viruses and other malicious code, employee and contractor mistakes, errors, or malfeasance, social engineering (including spear phishing attacks and certain attacks seeking to deploy malware on systems), supply chain attacks, and general hacking have become more prevalent in our industry, particularly against cloud services. If our security measures are or are believed to have been breached or otherwise compromised, or if we or any of our third-party service providers suffers or are believed to have suffered a security breach or incident, or if any data we or such service providers maintain or otherwise process is, or is believed to have been, damaged, accessed without authorization, or subject to loss, destruction, unavailability, or unauthorized alteration, disclosure, or other processing, whether as a result of third-party action, employee or contractor error, malfeasance, or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

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

Many different security vulnerabilities exist and exploits of such vulnerabilities continue to evolve, and we may be unable to anticipate cyberattacks and other means of attempting or effectuating security breaches or incidents, identify or detect any breach or incident, react in a timely manner, or implement adequate preventative measures. Among other things, our applications, systems, networks, software, or physical facilities could be breached or otherwise compromised, or the personal, confidential, or export-controlled information that we store or otherwise process could be subject to unauthorized acquisition or other processing or otherwise compromised, due to employee error or malfeasance, if, for example, third parties fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Additionally, employees or service providers have in the past and may in the future inadvertently misconfigure resources or systems, or misdirect certain communications, in manners that lead to security incidents.

Third parties may also conduct attacks designed to deny customers access to our services or otherwise disrupt our platform or other aspects of our products, services, and operations. Third parties, including nation-state actors or their agents, may also conduct attacks designed to gain control over our systems, data and satellites. These and other cybersecurity risks we face may be heightened by conflicts, including the war between Russia and Ukraine and the conflict between Israel and Hamas, respectively, and other geopolitical events. Further, these risks are heightened by the geopolitical relevance of our data, which may expose globally the sensitive operations of individuals, companies, rogue groups, terrorist organizations, governments, or affiliated actors. This is especially true with respect to countries known or suspected to have actively carried out offensive operations.

Also, the use of AI technologies may result in security incidents and our use of AI technologies may create additional cybersecurity risks or increase cybersecurity risks, including risks of security breaches and incidents. Further, AI technologies may be used in connection with certain cybersecurity attacks and may increase the intensity or effectiveness of such attacks or otherwise create heightened cybersecurity risks. For more information, see “—Issues in the use of artificial intelligence, including machine learning and computer vision (together, “AI”), in our geospatial data and analytics platforms may result in reputational harm or liability.

The costs to respond to and otherwise address a security breach or incident and/or mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these matters may not be successful, and these matters could result in interruptions, delays, disruptions, and cessation of systems and our services, negative publicity, harm to our reputation, and other harm to our business and our competitive position. For example, the SEC has adopted rules for mandatory disclosures of cybersecurity incidents suffered by public companies and cybersecurity governance and risk management. We could be required to fundamentally change our business activities and practices in response to a security breach or incident or related regulatory actions or claims, demands, or litigation (or in anticipation of a potential claim of breach or violation of laws, regulations, or other actual or asserted obligations, or of regulatory action or litigation), any of which could have an adverse effect on our business. Further, any security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform, the reliability of our imagery, and damage to our brand, reduce demand for our products and services, disrupt our platform and other aspects of our business operations, cause us to fail to meet our service level commitments, require us to spend material resources in efforts to investigate or correct the breach or incident and in efforts to prevent future security breaches and incidents, expose us to legal proceedings and liabilities, including litigation, regulatory enforcement, and indemnity obligations, result in our customers terminating contracts with us, and adversely affect our business, financial condition, and results of operations.

We cannot be certain that our insurance coverage will be adequate for fines, judgments, settlements, penalties, costs, attorney fees, or other impacts that arise out of security breaches or incidents or privacy violations or related matters. A privacy or security breach or incident or actual or asserted privacy violation, or the successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our reputation, business, financial condition and results of operations. Our risks are likely to increase as we continue to expand, grow our customer base, and use, store, transmit, and otherwise process increasingly large amounts of proprietary and sensitive data.

If we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our intellectual property and proprietary rights. However, we may fail to enter into all necessary agreements, and even if entered into, these agreements may be breached or may otherwise fail to prevent disclosure, third-party infringement or misappropriation of our intellectual property and proprietary rights, may be limited as to their term and may not provide an adequate remedy in the event of unauthorized disclosure or use of proprietary information. We have filed applications for certain aspects of our intellectual property in the United States and other countries. However, third parties may knowingly or unknowingly infringe our intellectual property and proprietary rights, third parties may challenge intellectual property and proprietary rights held by us, pending and future copyright, trademark and patent applications may not be approved, and we may not be able to prevent infringement without incurring substantial expense. Our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us. Competitors also may harm our sales by designing products that mirror the capabilities of our products or technology without infringing on our intellectual property rights. We have asserted, and in the future may continue to assert, our intellectual property rights against third parties. If the protection of our intellectual property and proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our services and methods of operations. Any of these events would have a material and adverse effect on our business, financial condition and results of operations.

A significant portion of our revenue is generated by licensing our intellectual property rights in our images to customers. We implement processes to ensure our customer agreements include the proper restrictions on how customers can use our images and related intellectual property rights. However, these processes may fail or customers may otherwise not comply with their contractual obligations limiting their rights to use or further exploit or disseminate our images, which could substantially reduce the value of our images and related intellectual property rights. Enforcing our intellectual property rights against customers that violate the terms of their license restrictions could be costly, time consuming, and may not always be effective.

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

We capture, store, use, and otherwise process data relating to individuals, which subjects us to governmental regulation and other legal obligations related to privacy, data protection and cybersecurity, and compliance or any failure to comply with such obligations could harm our business.

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

We also are subject to the terms of our own privacy policies and certain obligations to third parties, and may seek to comply with, or be asserted to be subject to, certain industry standards, industry codes of conduct, and other actual or asserted obligations, relating to privacy, data protection, and cybersecurity. These actual and asserted obligations may be inconsistent with each other and may conflict with other laws, regulations, or actual or asserted obligations, or our policies and practices. In addition, the application and interpretation of these laws, regulations, and other actual or asserted obligations are often uncertain and may change over time. Further, the U.S. federal and state governments and agencies, as well as foreign governments and regulators, may in the future enact new legislation, modify existing laws and regulations, and promulgate new laws and regulations governing the collection, use, disclosure, storage, transmission, destruction, or other processing of personal data and other information, or security measures with regard to such information.

New or modified laws, regulations, or other actual or asserted obligations, or new interpretations of such laws, regulations, or other actual or asserted obligations, may add additional complexity, requirements, restrictions, and potential legal risk, require additional investment in resources to update compliance programs, may require additional facilities, resources, or practices, such as requirements to maintain or process data in certain jurisdictions, and could impact business strategies and the availability of previously useful data or certain means of using or otherwise processing such data. For example, several jurisdictions have adopted, or are considering adopting, restrictions on the resolution of satellite imaging, and these restrictions may change as technology and public awareness of potential privacy impacts evolve. We may find it necessary or appropriate to modify our services or related policies to address applicable laws, regulations, industry practices or standards, codes of conduct, or other actual or asserted obligations regarding the use, disclosure, security, or other processing of data, including data of our customers or others, including with respect to manners in which consent for the use, disclosure, or other processing of such data is obtained, possibly in a material manner, which we may be unable to do on commercially reasonable terms at all, and may limit our ability to develop new products, services, and features and otherwise make use of data.

Any failure or perceived failure by us to comply with laws, regulations, our privacy policies, contractual or other actual or asserted obligations, including industry standards or codes of conduct, relating to privacy, data protection, cybersecurity, or the protection, storage, use, retention, capture, or other processing of data, including personal information or other data relating to individuals, may result in claims, demands, and litigation by private parties, governmental inquiries, enforcement actions, and other proceedings, fines, penalties, or other liabilities, public statements against us by consumer advocacy groups or others, a loss of trust in us by our customers, reduction in demand for our products and services, and other harm to our reputation and market position, any of which could have a material and adverse effect on our reputation, business, financial condition, and results of operations.

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

We have experienced net losses and negative cash flows used in operations. We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this report. However, the implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to developments in our business and opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures. Historically, we have funded our operations and capital expenditures primarily through sales of our preferred stock, supplemented by loans from financial institutions. No assurances can be given that our available funds and cash flow from operations will be sufficient to meet our cash needs for the future, or that we will not require additional equity or debt financing. In addition, if one of our satellite launches fails or if our satellites need to be replaced, there is no assurance of insurance recovery or the timing thereof and we may need to exhaust or significantly draw upon our available debt facilities or obtain additional financing. If we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

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

As a multinational business, we are subject to income and other taxes in both the United States and various foreign jurisdictions. Changes to tax laws or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate and reduce our cash flow from operating activities, and otherwise have a material and adverse effect on our financial condition. In addition, other factors or events, including business combinations and investment transactions, changes in stock-based compensation, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our effective tax rate. Our tax filings are subject to review or audit by the U.S. Internal Revenue Service (the “IRS”) and state, local and foreign taxing authorities. We may also be liable for taxes in connection with businesses we acquire. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could harm our business.

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

As of January 31, 2025, our U.S. federal net operating loss carryforwards totaled $564.9 million, of which $259.2 million will expire at various dates through 2038 and $305.7 million will not expire. Additionally, as of January 31, 2025, we have state and foreign net operating loss carryforwards of $364.2 million and $3.2 million, respectively. U.S. federal net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, the deductibility of such U.S. federal NOLs is limited to 80% of current year taxable income.

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

Due to the size and nature of some of our contracts, the estimation of total revenues, timing of revenue recognition, and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract or program because costs also include expected increases in wages and employee benefits, material prices and allocated fixed costs. Because of the significance of the judgments and estimation processes described above, materially different revenues and profit amounts could be recorded if we used different assumptions, revised our estimates, or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance.

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

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including employment and labor, licensing, export, import, tax, privacy and data security, health and safety, communications, and environmental matters. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably estimate the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. In particular, our industry is highly regulated due to the sensitive nature of satellite technology. The laws and regulations, and interpretations thereof, governing our business and operations, including the collection and distribution of satellite imagery and associated analytics and services, are likely to change in the future. Additionally, there are certain environmental risks involved in the operation of our ground stations, manufacturing of our satellites and potential for orbital debris. To the extent that governments impose restrictions or additional regulations, or new interpretations or applications of existing laws, to address regulation of satellite technology, distribution of satellite imagery or services, or any environmental concerns regarding our business activities, we may be required to alter our business operations to comply with such changes. Our ability to sell our products and services on a global basis may also be reduced or restricted due to increased U.S., E.U. or other government regulations or other government actions. This risk is heightened by the geopolitical relevance of our data, which can shed light on sensitive operations around the globe, as well as the sensitive nature of our customer base, which include various government agencies. Moreover, we may face lawsuits or incur liability as a result of the imagery we make available through our products and services. In any of these cases, our business and operating results may be materially and adversely affected.

Failure to obtain or maintain regulatory approvals and/or adhere to regulatory requirements could result in service interruptions, regulatory scrutiny, civil penalties or forfeitures, private lawsuits, or the denial, suspension or revocation of licenses, certificates, authorizations or permits, any of which could prevent us from operating our business or could impede our business plan. The following list summarizes certain material regulatory approvals we need to maintain and the various regulatory requirements our satellite operations must adhere to, as well as certain impacts these regulatory approvals and requirements can have on our business and operations. Regulatory frameworks and our products evolve over time and thus additional material regulatory approvals could develop in the future.

NOAA Approvals. Our business requires licenses from the Commercial Remote Sensing Regulatory Affairs office of the National Oceanic and Atmospheric Administration’s (“NOAA”) Office of Space Commerce, and we currently hold various active licenses issued by NOAA for the operation of our equipment. License approval can include an interagency review of national security, foreign policy, and international obligations implications, including consultations with the U.S. Department of Defense and U.S. Department of State. There can be no assurance that NOAA will renew the licenses we hold, accept necessary modifications to the licenses we currently hold, grant new licenses, or that coordination conditions can continue to be met. Moreover, the rules and regulations of NOAA, and their interpretation and application, may change, and NOAA may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated. Under our NOAA licenses and NOAA rules and requirements, the U.S. government has the right to interrupt service or limit our ability to distribute satellite images when foreign policy or U.S. national security interests are affected. Additionally, we must obtain NOAA approval for changes to material facts in our NOAA licenses. If NOAA revokes, modifies, or fails to renew the licenses we hold, or fails to grant a new license or modification in a timely manner, or if we fail to satisfy any of the conditions of our respective licenses, we may not be able to continue to provide our products and services; should we not obtain necessary licenses or approvals in a timely manner, including as a result of recent reductions in the NOAA workforce, our products and services may not be competitive.

Canadian Approvals. As a foreign operator of remote sensing system ground stations in Canada, we are required to obtain the relevant licenses from Global Affairs Canada (“GAC”). Should we not obtain necessary licenses or approvals in a timely manner or fail to maintain existing licenses or approvals, our products and services may be impacted. Distribution of SPOT imagery within Canada is subject to oversight by GAC. If any such imagery covers a restricted Area of Interest, it can only be provided to a “Five Eyes Government”, unless prior approval is obtained from GAC. GAC is under no obligation to grant such approvals and has sole discretion to alter the list of restricted Areas of Interest.

Export Approvals. Planet’s satellite and ground station hardware, software, and related technology is controlled for export. Any export of hardware or software, and the provision of services and related technology, outside of the United States or to non-U.S. persons may be subject to U.S. and international export control laws and regulations including the International Traffic in Arms Regulations (“ITAR”) and the Export Administration Regulations (“EAR”). For additional information relating to trade control risks see “—We are subject to international trade laws and regulations that could impair our business operations and ability to compete in international markets or subject us to liability if we violate applicable controls.”

FCC Approvals. Our operation of satellites and U.S. ground terminals requires licenses from the Federal Communications Commission (the “FCC”), and we currently hold various active licenses issued by the FCC for the operation of these facilities. The FCC regulates the launch and operation of our satellites, the use of the radiofrequency spectrum used by our satellites and the licensing of our ground terminals located within the United States. We are also subject to the FCC’s rules and regulations and the terms of our licenses, which require us to comply with various operating conditions and requirements. As conditions and requirements to our licenses, we are required to share spectrum with other users and to coordinate our spectrum use with other satellite operators, including certain agencies of the U.S. federal government, to avoid interference to or from other satellites. The results of coordination may adversely affect our use of our satellites using certain frequencies, as well as the type of applications or services that we can accommodate. Further, our radio frequency operations may be subject to harmful interference from new or modified spectrum uses. If we obtain a required authorization but we do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we may lose our authorization to operate a given satellite. We believe our current operations adhere to FCC requirements. However, the FCC licenses we currently hold are subject to potential revocation, modification, or nonrenewal by the FCC. While the FCC generally renews licenses routinely, there can be no assurance that our licenses will be renewed at their expiration dates on favorable terms or without adverse conditions. Failure to renew these licenses could have a material and adverse effect on our ability to generate revenue and conduct our business as currently expected. Moreover, should we not obtain necessary licenses or approvals for new operations in a timely manner, we may not be able to expand our operations, products, and services. In addition, if we do not obtain required authorizations in the future, we may not be able to operate our existing facilities. We are subject to FCC regulatory fees associated with our authorizations which can fluctuate significantly from year to year. For example, in its fiscal year 2024 regulatory fee schedule, the FCC implemented several significant changes for fee payors in the space station (e.g., satellite) and earth station categories, including substantial fee increases that impact companies like ours. Such fee fluctuations or further increases could impact our financial flexibility and/or adversely affect our operations and ability to conduct business. Finally, the rules and regulations of the FCC, and their interpretation and application, may change, and such authorities may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated, and these changes in rules or regulatory policy may significantly affect our business.

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

Planet or its vendors must secure necessary licenses and operational authority to use the required spectrum in each country into which we will downlink commercial Earth imagery. If Planet or its vendors are not successful in obtaining the necessary approvals, we will not be able to downlink imagery in those foreign locations. Our inability, or our vendors’ inability, to obtain the necessary foreign licenses or authorizations could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.

Additional Regulatory Issues. Our launch and operation of planned satellites and ground stations may require additional regulatory authorizations from the FCC, NOAA, and/or a non-U.S. licensing authorities. Obtaining launch windows for planned satellites and ground stations, preparing for launch, and working with the requisite equipment in foreign jurisdictions may require additional coordination between us, our launch services providers, and/or various U.S. and foreign regulators. Failure to obtain these approvals may result in delays in launches of satellites or servicing of launched satellites, which in turn may materially affect our business.

The rules and regulations of these regulatory authorities are subject to change and may not continue to permit our operations as currently conducted or as we plan to conduct them. For example, the FCC recently adopted rules requiring the deorbiting of certain satellites – including those we may launch in the future – after five years to mitigate the risk of orbital debris. The FCC continues to consider the imposition of additional rules and reporting obligations that could affect us and our operations, including by requiring us to redesign our satellites, incur operational burdens, and/or assume increases in production and launch costs. Future rules may also affect other corporate policies or practices in ways that may create further burdens on our business and operations. Moreover, the United States and ITU are considering regulatory changes that may affect our use of or access to certain portions of the radiofrequency spectrum, possibly including reallocation of frequencies we use or intend to use or the introduction of new services that may cause harmful interference to our operations (such as X-band downlink in the 8025-8400 MHz band, which is under study in the United States and at the ITU for terrestrial use). Such authorities may also adopt rules and/or make changes in the licenses of our competitors that affect our spectrum access or use. Certain changes in rules or regulatory policy may significantly affect our business or raise the cost of operating our business. These changes could affect Planet’s operations, including by requiring us to redesign our satellites, incur operational burdens, and/or assume increases in production costs. In addition, some legislators have discussed vesting additional authority in the Commerce Department and/or NASA in certain areas related to our operations, which could result in additional regulatory burdens affecting us and our operations in a similar manner.

In addition, entry into certain transactions with foreign entities now or in the future may be subject to government regulations, including review related to foreign direct investment by U.S. or foreign government entities. If a transaction with a foreign entity was subject to regulatory review, such regulatory review might limit our ability to enter into the desired strategic alliance and thus our ability to carry out our long-term business strategy.

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

We cannot guarantee that we will be able to maintain our facility security clearance. Failure to comply with the NISPOM or other security requirements may subject us to civil or criminal penalties, loss of the facility clearance, loss of U.S. government contracts, or potential suspension or debarment as a government contractor, any of which could have a material and adverse effect on our business, financial condition and operating results.

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

We are subject to the U.S. Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption and anti-bribery laws, anti-money laundering laws and similar laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business, we will continue to engage with business partners and third-party intermediaries to conduct our business, including marketing our products and obtaining necessary permits, licenses, and other regulatory approvals. In addition, we or our employees, representatives, contractors, partners, agents and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, partners, agents and third-party intermediaries, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions.

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

Detecting, investigating, and resolving actual or alleged violations can require a significant diversion of time, resources, and attention from senior management. In addition, noncompliance with anti-corruption, anti-bribery, or anti-money laundering laws, and allegations thereof, could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution or other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences, all of which could adversely impact our business, reputation, prospects and results of operations. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We are subject to international trade laws and regulations that could impair our business operations and ability to compete in international markets or subject us to liability if we violate applicable controls.

Our business is subject to international trade laws and regulations, including, without limitation, the Export Administration Regulations (“EAR”) maintained by the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”); the International Traffic in Arms Regulations (“ITAR”) maintained by the U.S. Department of State, Directorate of Defense Trade Controls (“DDTC”); and trade and economic sanctions maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and similar laws of other jurisdictions.

International trade laws and regulations continuously evolve to address technological developments and changes in geopolitical conditions. Increasing global trade tensions could result in new regulations, tariffs or other governmental restrictions that inhibit our ability to transact with foreign suppliers, customers, or other business partners. Monitoring and responding to these developments may require significant resources and could impair our operations. If it was determined that we did not comply with such international trade laws and regulations or other similar laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, the possible loss of our export or import privileges, seizure and forfeiture of assets involved in such noncompliance and debarment from U.S. government contracting.

Moreover, changes to international trade laws and regulations may restrict our ability to conduct certain export activity or may impose export licensing requirements that could delay or increase costs associated with export activity. Obtaining any necessary export license for a particular export, including to foreign national employees of Planet, to ground station sites, to vendors, or to cover a sale or offering may not be possible, may be time-consuming and may result in the delay or loss of sales opportunities. If we are unable to maintain our existing authorizations, make necessary modifications to our existing authorizations, or obtain future export licenses in accordance with the export control laws and regulations, we may be unable to export hardware or software or provide services and related technology to our customers, suppliers, employees or other business partners, which could impair our business operations and ability to compete in international markets.

Furthermore, export control laws and economic sanctions programs in many cases prohibit the export of software and services to certain sanctioned countries and persons, as well as for prohibited end-users and end-uses. Even though we take precautions to ensure that we and our partners comply with all relevant applicable international trade laws and regulations, any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties.

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

Any limitation on our ability to export to or sell our technology, products, or services in international markets or to export controlled technology and software to our foreign national employees and/or non-U.S. subsidiaries could adversely affect our business, financial condition and results of operations.

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governments, including those regulators discussed above, and applicable laws and regulations evolve over time. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, operating results and financial condition.

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
•short selling of our Class A common stock;
•the publication of analyst or industry coverage or short seller reports regarding our business;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving the combined company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Class A common stock available for public sale;
•general economic and political conditions, such as the effects of national and global health concerns, recessions, interest rates, inflation, local and national elections, the effects of bank or financial institution failures, fuel prices, international currency fluctuations and corruption; and
•acts of terrorism, war or political instability, both domestically and internationally, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions.

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

Shares of our Class B common stock have 20 votes per share, while shares our Class A common stock have one vote per share. William Marshall and Robert Schingler, Jr. (the “Planet Founders”) hold all of the issued and outstanding shares of our Class B common stock. Accordingly, the Planet Founders hold over approximately 62% of the voting power of our capital stock and are able to control matters submitted to our stockholders for approval, including the election of directors, many amendments of our organizational documents and many transactions involving a merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Additionally, the Planet Founders received additional shares of Class B common stock for any contingent consideration issued in respect of their ownership of Former Planet Class B common stock held immediately prior to the Business Combination. The Planet Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Planet, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Planet, and might ultimately affect the market price of shares of our Class A common stock.

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
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and
•a multi-class common stock structure with 20 votes per share of our Class B common stock, providing the Planet Founders the ability to control the outcome of many matters requiring stockholder approval, even though the Planet Founders own less than a majority of the outstanding shares of our capital stock.

These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire Planet, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our Class A common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions that our stockholders desire. See “Description of Securities.”

We operate as a Delaware public benefit corporation. As a public benefit corporation, we cannot provide any assurance that we will achieve our public benefit purpose.

As a public benefit corporation, we are required to balance our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit or benefits identified by our Charter. There is no assurance that we will achieve our public benefit purpose or that the expected positive impact from being a public benefit corporation will be realized, which could have a material and adverse effect on our reputation, which in turn may have a material and adverse effect on our business, results of operations and financial condition.

As a public benefit corporation, we are required, under Section 366 of the Delaware General Corporation Law (“DGCL”) and pursuant to our Bylaws, to disclose to stockholders a report at least biennially on our overall performance in promoting the public benefit or benefits identified in our Charter and the best interests of those materially affect by our conduct and on our assessment of our success in achieving our specific public benefit purpose and in promoting those interests. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation as a public benefit corporation may be harmed.

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

In addition, as permitted by Section 145 of the DGCL, our Bylaws and our indemnification agreements that we have entered or intend to enter into with our directors and officers provide that:

•we will indemnify our directors and officers to the fullest extent permitted by Delaware law. Delaware law generally provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•we may, to the extent authorized from time to time by our board of directors, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•we are required by our Bylaws to advance expenses, as incurred, to our present and former directors and officers in connection with appearing at, participating in or defending a proceeding upon receipt of a written request therefor, except that such directors or officers must undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
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

Our Charter generally designates the Court of Chancery of the State of Delaware (the “Delaware Court”) (and the other state courts and federal court located in Delaware) as the sole and exclusive forum for certain types of actions and that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with Planet or our directors, stockholders, officers or employees.

Our Charter provides that, unless we consent in writing to the selection of an alternative forum, any (i) derivative action, suit or proceeding brought on our behalf; (ii) action, suit or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, stockholders or employees to Planet or our stockholders; (iii) action, suit or proceeding asserting a claim arising pursuant to any provision of the DGCL, our Charter or our Bylaws (as either may be amended from time to time); (iv) action, suit or proceeding as to which the DGCL confers jurisdiction on the Delaware Court or (v) any action, suit or proceeding asserting a claim against us or any of our current or former directors, officers or stockholders governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Delaware Court or, if such court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware. The exclusive forum provision described in the foregoing sentence does not apply to suits brought to enforce any liability or duty created by the Securities Act, the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. Our Charter further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States are the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our securities shall be deemed to have notice of and to have consented to the exclusive forum provisions in our Charter. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

As a public benefit corporation, the statutory obligation of our board of directors to manage Planet in a manner that balances our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct, and the public benefit or public benefits identified in our Charter may negatively impact our financial performance and may subject us to increased derivative litigation concerning our directors’ obligation to balance these interests, the occurrence of which may have an adverse impact on our financial condition and results of operations.

Our directors have a statutory obligation to consider not only the stockholders’ pecuniary interests, but also our specific public benefit and the best interests of other stakeholders materially affected by Planet’s actions. Under Delaware law, directors are shielded from liability for breach of these obligations if they make informed and disinterested decisions that are not such that no person of ordinary, sound judgment would approve. If a conflict between our stockholders’ pecuniary interests and the other interests enumerated above occur, our directors must balance such interests as they deem appropriate; thus, there is no guarantee such a conflict would be resolved in favor of our stockholders’ pecuniary interests, which could have a material and adverse effect on our business, results of operations and financial condition, which in turn could cause our stock price to decline.

Therefore, we may take actions that our directors believe will be in the best interests of those stakeholders materially affected by our conduct or in the best interest of promoting our specific benefit purpose, even if those actions do not maximize our financial results. While we intend for this public benefit designation and obligation to provide an overall net benefit to us and our customers, it could instead cause us to make decisions and take actions without seeking to maximize the income generated from our business, and hence available for distribution to our stockholders. Our pursuit of longer-term or non-pecuniary benefits may not materialize within the timeframe we expect or at all, yet may have an immediate negative effect on any amounts available for distribution to our stockholders. Accordingly, being a public benefit corporation and complying with our related obligations could have a material and adverse effect on our business, results of operations and financial condition, which in turn could cause our stock price to decline.

As a public benefit corporation, we may be less attractive as a takeover target than a traditional company would be and, therefore, your ability to realize your investment through an acquisition may be limited. Under our Charter, we cannot merge or consolidate with another entity if, as a result of such merger or consolidation, our capital stock would become, be converted into or exchange for the right to receive shares or other equity interests in corporation that is not a public benefit corporation or similar entity and the certificate of incorporation (or similar governing document) of such entity does not contain identical provisions to the language in our Charter identifying the public benefit or public benefits, unless the transaction receives approval from at least two-thirds of the voting power of our outstanding capital stock entitled to vote generally in the election of directors. Additionally, public benefit corporations may also not be attractive targets for activists or hedge fund investors because new directors would still have to balance the stockholders’ pecuniary interests, the specific public benefit and the best interests of other stakeholders materially affected by the corporation’s actions, and stockholders can enforce this balancing obligation through derivative suits, subject to certain limitations under Delaware law. Further, by requiring the board of directors of public benefit corporations to consider additional constituencies other than maximizing stockholder value, Delaware public benefit corporation law could potentially make it easier for a board to reject a hostile bid, even where the takeover would provide the greatest short-term financial yield to investors.

As a Delaware public benefit corporation, we may be subject to increased derivative litigation concerning our board’s obligation to balance our stockholder’ pecuniary interests, the best interests of those materially affected by our conduct and our public benefit interest, the occurrence of which may have an adverse impact on our financial condition and results of operations.

Stockholders of a Delaware public benefit corporation with shares listed on a national securities exchange (if they, individually or collectively, own the lesser of at least two percent of the company’s outstanding shares or shares of the corporation with a market value of at least $2,000,000 as of the date the action is instituted) are entitled to file a derivative or other type of action to enforce the statutory balancing requirement imposed on the board of directors by the DGCL. This potential liability does not exist for traditional corporations. Therefore, we may be subject to the possibility of increased litigation, which would require the attention of our management, and, as a result, may adversely impact our management’s ability to effectively execute our strategy. Additionally, any such litigation may be costly, which may have an adverse impact on our financial condition and results of operations.

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

If we fail to maintain effective internal controls over financial reporting at a reasonable assurance level, we may not be able to accurately report our financial results, which could have a material and adverse effect on our operations, investor confidence in our business and the trading prices of our securities.

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

Specifically, if our revenue and other accounting or tax systems do not operate as intended and in accordance with public company standards or do not scale with anticipated growth in our business, the effectiveness of our internal controls over financial reporting could be adversely affected. Any failure to develop, implement, or maintain effective internal controls related to our revenue and other accounting or tax systems and associated reporting could result in the identification of a material weakness in our internal controls and could materially adversely affect our business, results of operations, and financial condition or cause us to fail to meet our reporting obligations. Further, the identification of a material weakness could result in regulatory scrutiny and cause investors to lose confidence in our reported financial condition and otherwise have a material and adverse effect on our business, financial condition, cash flow or results of operations.

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

Information about cybersecurity risks and our risk management processes is collected, analyzed and considered as part of our overall risk management program. We have a dedicated security team responsible for performing risk assessments designed to help identify cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment; managing our security controls, and informing our response to cybersecurity incidents. This team is composed of professionals, each with deep cybersecurity expertise ranging from ten to twenty years, including our Chief Security Officer, who has twenty-plus years of military, public, and private sector cybersecurity experience. Our Chief Security Officer regularly reports to our audit committee, risk management committee, and the board of directors. Additionally, our internal auditors independently test our IT and cybersecurity controls. Our executive leadership team, using input from the above teams, is responsible for our overall risk management system and processes and regularly considers cybersecurity risks in the context of other material risks to the company.
To date, our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any material incidents that occur or are discovered in the future, particularly considering that cybersecurity threat actors are often highly sophisticated and nimble in their attacks. For more information on our cybersecurity risks, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K.

Governance
Governance and oversight related to our cybersecurity risk management policies and processes are conducted at both our board level and our management levels.
Our board of directors considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity risks to the audit committee. The audit committee oversees management’s implementation of our cybersecurity risk management policies and processes. The audit committee receives periodic reports from management on our cybersecurity risks (this includes reports from our management risk committee, discussed below). In addition, executive leadership updates the audit committee, as necessary, regarding any significant cybersecurity incidents. The audit committee reports to the full board of directors regarding its activities, including those related to cybersecurity. Board members receive presentations on cybersecurity matters from our legal, security team or external experts as part of the board of directors’ continuing education on topics that impact our operations and risks.
At the management level, our management risk committee, which includes our Chief Security Officer and other members of our executive leadership and is led by our General Counsel and Chief Financial Officer, is responsible for assessing and managing IT and cybersecurity risks, in the context of other material risks to the company. Our management risk committee is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents through various means, which may include, among other things, briefings with internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us.
We believe our dedicated security team and our management risk committee each play important roles in facilitating our cross-functional approach to identifying, preventing, mitigating and reporting cybersecurity threats and incidents and in working to ensure our audit committee and board of directors are able to fulfill their oversight function in a timely manner.

Item 2. Properties
Our corporate headquarters is located in San Francisco, California, and consists of approximately 71,280 square feet, in which all satellite manufacturing, testing, and R&D occurs. Our European offices are located in Berlin, Germany, Haarlem, Netherlands, Ljubljana, Slovenia, and Graz, Austria. Our European offices host portions of our sales and marketing, software engineering, and satellite operation functions. We also have a Washington, D.C., office that serves as the corporate headquarters for our subsidiary, Planet Labs Federal, Inc.
Our office buildings are leased over various lease terms extending until the end of fiscal year 2030. We believe that our office space is adequate for our current needs and should we need additional space, we believe we will be able to obtain additional space on commercially reasonable terms.

Item 3. Legal Proceedings
See discussion under the heading Legal Proceedings in Note 10 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A common stock and warrants are listed on the New York Stock Exchange (“NYSE”) under the symbols “PL” and “PL WS,” respectively.
Holders
On March 21, 2025, the numbers of record holders of the Company’s Class A common stock, Class B common stock and warrants were 103, 2 and 4, respectively. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
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
Stock Performance Graph
The following stock price performance graph should not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10‑K into any filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed “filed” for purposes of Section 18 of the Exchange Act.
The graph below illustrates the total return from December 7, 2021, which was the first day our Class A common stock began trading after the closing of Business Combination, through January 31, 2025, for (i) our Class A common stock, (ii) the Nasdaq Composite Index (“Nasdaq Composite”), and (iii) the Nasdaq Computer Index (“Nasdaq Computer”). The graph assumes that $100 was invested on December 7, 2021 in each of our Class A common stock, the Nasdaq Composite, and the Nasdaq Computer, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Planet Labs PBC, the NASDAQ Composite Index
and the NASDAQ Computer Index
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/7/21
1/22
1/23
1/24
1/25
Planet Labs PBC
NASDAQ Composite
NASDAQ Computer

	12/7/21	1/31/22	1/31/23	1/31/24	1/31/25
Planet Labs PBC Class A common stock	$100.00	$56.43	$45.79	$20.91	$56.43
NASDAQ Composite	$100.00	$91.72	$75.25	$99.33	$129.49
NASDAQ Computer	$100.00	$93.59	$73.74	$110.07	$144.40

Recent Sales of Unregistered Securities and Use of Proceeds
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. [ Reserved ]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PLANET
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Planet Labs PBC. The MD&A is provided as a supplement to and should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements” of this Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part I, Item 1A, “Risk Factors” of this Form 10-K. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
This MD&A generally discusses fiscal year ended January 31, 2025 and fiscal year ended January 31, 2024 items and year-to-year comparisons between fiscal year ended January 31, 2025 and fiscal year ended January 31, 2024. Discussions of fiscal year ended January 31, 2023 items and year-to-year comparisons between the fiscal year ended January 31, 2024 and the fiscal year ended January 31, 2023 that are not included in this Form 10-K can be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2024, filed with the SEC on March 29, 2024.
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
To help further our mission, we have developed advanced satellite technology that increases the cost performance of each satellite. This has enabled us to launch large fleets of satellites at lower cost and in turn record over 3,000 images on average for every point on Earth’s landmass, a non-replicable historical archive that can power analytics, machine learning, and insights. We have advanced data processing capabilities that enable us to produce “AI-ready” data sets and have partnered with third-parties to offer AI-enabled data solutions. As these data sets continue to grow and we continue to develop these partnerships, we believe the value of our data and analytics solutions to our customers will further increase.
We currently serve customers across large commercial and government verticals, including agriculture, mapping, energy, forestry, finance and insurance, as well as federal, civil, state, and local governments. Our customers in government and commercial markets, leverage our product capabilities to monitor and manage global change over broad areas to take action.
Our proprietary data set and analytics are delivered pursuant to subscription and usage-based data licensing agreements and are accessed by our customers through our online platform and subscription APIs. We believe our efficient cost structure, one-to-many business model and differentiated data set have enabled the growth of our business.

The Business Combination
On July 7, 2021, Planet Labs Inc. (“Former Planet”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with dMY Technology Group, Inc. IV (“dMY IV”), a special purpose acquisition company (“SPAC”) incorporated in Delaware on December 15, 2020, Photon Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of dMY IV (“First Merger Sub”), and Photon Merger Sub Two, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of dMY IV (“Second Merger Sub”). Pursuant to the Merger Agreement, on December 7, 2021, First Merger Sub merged with and into Former Planet (the “Surviving Corporation”), with Former Planet surviving the merger as a wholly owned subsidiary of dMY IV (the “First Merger”), and the Surviving Corporation merged with and into dMY IV, with dMY IV surviving the merger (the “Business Combination”). Following the completion of the Business Combination, dMY IV was renamed Planet Labs PBC.
As a result of the Business Combination, we became a public company listed on the NYSE which required us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices.
Our Business Model
We primarily generate revenue through selling licenses to our data and analytics to customers over a cloud-based platform via fixed price subscription and usage-based contracts. Data licensing subscriptions and minimum commitment usage-based contracts provide a large recurring revenue base for our business with a low incremental cost to serve each additional customer. Payment terms of our customer agreements are most commonly in advance on an either quarterly or annual basis, although a small number of large contracts have required payment terms that are monthly or quarterly in arrears. Additionally, we also generate a small amount of revenue from sales of third-party imagery, professional services, and customer support. From time to time, we have also entered into strategic satellite services and technologies partnerships in which we build and operate satellites for our partners.
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
Key elements of our growth strategy include:
Scaling in Existing Verticals:
We have invested in our sales and marketing efforts to address the vertical markets in which we operate, as well as in software solutions to expand within our existing customer base. We plan to further penetrate vertical markets in which end users are early adopters of geospatial data, such as civil government, agriculture, and defense and intelligence through targeted sales and marketing activities and continued investment in new solutions for these verticals.
Expansion into New Verticals and Applications:
We plan to invest in our offerings to make our data more actionable and accessible to a larger group of customers and users, including non-geospatial experts such as data and business analysts in government and commercial organizations. We believe this will help us address use cases in key emerging markets such as energy, infrastructure, finance, insurance, and consumer packaged goods. We also intend to partner with companies building vertical market solutions, such as independent software vendors, as well as business intelligence and analytics providers. While we have customers and partners today in many of these verticals, we believe enhancing our data to meet their needs has the potential to accelerate the proliferation of our data and analytics usage across more end users. Additionally, we currently have multiple partners with solutions that rapidly generate insights for their customers using our licensed proprietary data and Planet Analytics or their AI technology. Their capabilities include training models on our proprietary data to find any object of interest to a user over broad areas of land or sea. We believe recent and ongoing industry advancements in AI will support making our datasets more accessible to customers and users across new and existing verticals by speeding customer time to value through these capabilities.

Continued Investment in Data Products and Solutions:
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
Factors Affecting Our Results of Operations
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
As a result of the 2024 headcount reduction, in the fiscal year ended January 31, 2025, we recognized $10.6 million of costs for one-time employee termination benefits consisting of severance and other employee-related costs. We also recognized a $1.4 million stock-based compensation benefit primarily related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards. The headcount reductions, including the remaining cash payments, were substantially complete as of January 31, 2025. Refer to Note 7 “Restructuring” for further information regarding the 2024 headcount reduction.
Commercial Satellite Agreement
In January 2025, Planet entered into a multi-year $230 million commercial agreement with SKY Perfect JSAT (“JSAT”) through its U.S.-based subsidiary. Pursuant to the agreement, Planet will build and operate a constellation of ten Pelican high resolution satellites that will be owned by JSAT. In connection with the agreement, Planet is provided with licensing rights for certain imagery generated from the Pelicans that it will utilize to serve its customers around the world. The satellites are expected to launch beginning in 2027. There was no revenue recognized for the agreement during the fiscal year ended January 31, 2025.
The agreement includes payments totaling $230 million which become payable based on specified milestones. We expect that revenue for the build of the Pelicans will be recognized over time as work progresses and that revenue for services will be recognized as they are rendered. We expect that costs associated with the build of the Pelicans and performance of services will be recognized as cost of revenue.

Continuing to Acquire New Customers
Attracting new customers is an important factor affecting our future growth and operating performance. We believe our ability to attract customers will be driven by our ability to continue to improve our data and offer software and analytic solutions that make our data easier to consume and integrate into our customers’ workflows, our success in offering new data sets and products to solve customer problems, increases in our global sales presence and increases in our marketing investments. As part of this strategy, we have recently made Planet’s data available for purchase directly through our Planet Insights Platform (which has integrated the former Sentinel Hub platform), which facilitates rapid user adoption, particularly by empowering users to self-service our solutions without formal sales interaction. We believe this serves as a natural entry point for some of our smaller accounts, enabling them to realize the value of Planet’s offerings, leading to broader awareness of our solutions throughout their networks and organizations.
In addition, we plan to continue investing in making our data more digestible and accessible to non-technical business users and to build solutions to address more use cases and expand our addressable market. As a result of this strategy, we anticipate continuing to invest in our research and development. We will also aim to expand our reach with customers by partnering with independent software vendors and solution providers who are building vertical market-specific solutions. While we have customers and partners today in many markets, we believe that our increased investment in developing software analytics solutions has the potential to accelerate the usage of our data and analytics across broader audiences. Additionally, the timing of securing new customer contracts, including when it occurs during the year and the length of the sales cycle, as well as the size of the contracts, can impact our operating performance.
Retention and Expansion of Existing Customers
To increase customer retention and expansion of revenue from existing customers, we are making a number of investments in our operations. Customer retention and expansion is driven by the speed with which our customers realize the value of our data once they become customers, our ability to cross-sell our different products to our existing customers and our ability to offer new products to our customers. Therefore, to increase customer retention and sales to existing customers, we have invested in our customer success function, continuous improvements to our existing data, and the software tools and analytic tools that make our data easier to consume. As a result of such investments, we anticipate our cost of revenue, operating expenses, and capital expenditures may increase as we continue to prioritize customer retention and expansion.
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
ACV and EoP ACV Book of Business
In connection with the calculation of several of the key operational and business metrics we utilize, we calculate Annual Contract Value (“ACV”) for contracts of one year or greater as the total amount of value that a customer has contracted to pay for the most recent 12 month period for the contract, excluding customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users, as well as the value of any satellite services contracts. For short-term contracts (contracts less than 12 months), ACV is equal to total contract value.
We also calculate EoP ACV Book of Business in connection with the calculation of several of the key operational and business metrics we utilize. We define EoP ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts, excluding customers that are exclusively Planet Insights Platform self-service paying users. Active contracts exclude any contract that has been canceled, expired prior to the last day of the period without renewing, or for any other reason is not expected to generate revenue in the subsequent period. For contracts ending on the last day of the period, the ACV is either updated to reflect the ACV of the renewed contract or, if the contract has not yet renewed or extended, the ACV is excluded from the EoP ACV Book of Business. We do not annualize short-term contracts in calculating our EoP ACV Book of Business. We calculate the ACV of usage-based contracts based on the committed contracted revenue or the revenue achieved on the usage-based contract in the prior 12-month period.

Net Dollar Retention Rate

	Year Ended January 31,
	2025	2024
Net Dollar Retention Rate	106%	101%
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate increased to 106% for the fiscal year ended January 31, 2025 as compared to 101% for the fiscal year ended January 31, 2024, primarily due to large government contract expansions during the fiscal year ended January 31, 2025.

Net Dollar Retention Rate including Winbacks

	Year Ended January 31,
	2025	2024
Net Dollar Retention Rate including Winbacks	108%	103%
We assess two metrics for net dollar retention—Net Dollar Retention Rate, as described above, and Net Dollar Retention Rate including winbacks. A winback is a previously existing customer that was inactive at the start of the measurement period but has reactivated during the measurement period. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention Rate set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks increased to 108% for the fiscal year ended January 31, 2025 as compared to 103% for the fiscal year ended January 31, 2024, primarily due to large government contract expansions during the fiscal year ended January 31, 2025.

EoP Customer Count

	Year Ended January 31,
	2025	2024
EoP Customer Count	976	1,018
We define EoP Customer Count as the total count of all existing customers at the end of the period excluding customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users. For EoP Customer Count, we define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. For EoP Customer Count, we do not include users that only utilize our self-service Planet Insights Platform web based ordering system, which we acquired in August 2023, and which offers standard starter packages on a monthly or annual basis. We believe excluding these users from EoP Customer Count creates a more useful metric, as we view the Planet Insights Platform starter packages as entry points for smaller accounts, leading to broader awareness of our solutions throughout their networks and organizations. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count decreased to 976 as of January 31, 2025, as compared to 1,018 as of January 31, 2024. The decrease was primarily attributable to an increased focus on larger customers.

Percent of Recurring ACV

	Year Ended January 31,
	2025	2024
Percent of Recurring ACV	97%	93%
Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts, excluding customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users, as well as the value of any satellite services contracts. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts (excluding customers that are exclusively Planet Insights Platform self-service paying users) divided by the total dollar value of all contracts in our EoP ACV Book of Business. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining EoP ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV increased to 97% for the fiscal year ended January 31, 2025, as compared to 93% for the fiscal year ended January 31, 2024. The increase was primarily attributable to demand of data subscription and usage-based contracts from large government customers.

Capital Expenditures as a Percentage of Revenue

	Year Ended January 31,
	2025	2024
Capital Expenditures as Percentage of Revenue	20%	19%
We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue increased to 20% for the fiscal year ended January 31, 2025, as compared to 19% for the fiscal year ended January 31, 2024. The increase in Capital Expenditures as a Percentage of Revenue was primarily attributable to an increase in capitalized labor and material related to the build of our next generation high resolution Pelican satellites, our hyperspectral imaging Tanager satellites and our medium resolution satellites.
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
We expect cost of revenue to continue to increase as we invest in our delivery organization, build and launch satellites for customers that have purchased satellite services, incorporate third-party products into our solutions and introduce future product sets that may require higher compute capacity. As we continue to grow our subscription revenue contracts and increase the revenue associated with our analytic capabilities, we anticipate further economies of scale on our satellites and other infrastructure costs as we incur lower marginal cost with each new customer we add to our platform.
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
Sales and Marketing
Sales and marketing expenses primarily include costs incurred to market and distribute our products. Such costs include expenses related to advertising and conferences, sales commissions, salaries, benefits and stock-based compensation for our sales and marketing personnel and sales office expenses. Sales and marketing expenses also include fees for professional and consulting services principally consisting of public relations and independent contractor expenses. Sales commissions are capitalized when incurred and amortized on a straight-line basis over the period of benefit. Other sales and marketing costs are expensed as incurred.
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
We expect to continue to incur additional general and administrative expenses as a result of operating as a public company, including expenses related to compliance and reporting obligations of public companies, and increased costs for insurance, investor relations, and professional services. Our general and administrative expenses may increase in future periods and vary from period to period as a percentage of revenue, but we expect to continue to realize operating scale with respect to these expenses over time as we grow our revenue.
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
Other Income (Expense), net
Other income (expense), net, consists of net gains or losses on foreign currency and certain other non-operating income and expense items.
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

Results of Operations
Year Ended January 31, 2025 Compared to Year Ended January 31, 2024
The following table sets forth a summary of our consolidated results of operations for the years indicated and the changes between such periods.

	Year Ended January 31,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Revenue	$244,352	$220,696	$23,656	11%
Cost of revenue	104,627	107,746	(3,119)	(3)%
Gross profit	139,725	112,950	26,775	24%
Operating expenses
Research and development	101,006	116,339	(15,333)	(13)%
Sales and marketing	77,694	86,304	(8,610)	(10)%
General and administrative	77,147	80,055	(2,908)	(4)%
Total operating expenses	255,847	282,698	(26,851)	(9)%
Loss from operations	(116,122)	(169,748)	53,626	(32)%
Interest income	10,257	15,414	(5,157)	(33)%
Change in fair value of warrant liabilities	(15,116)	13,709	(28,825)	(210)%
Other income (expense), net	245	931	(686)	(74)%
Total other income (expense), net	(4,614)	30,054	(34,668)	(115)%
Loss before provision for income taxes	(120,736)	(139,694)	18,958	(14)%
Provision for income taxes	2,460	815	1,645	202%
Net loss	$(123,196)	$(140,509)	$17,313	(12)%
Revenue
Revenue increased $23.7 million, or 11%, to $244.4 million for the fiscal year ended January 31, 2025, from $220.7 million for the fiscal year ended January 31, 2024. The increase was primarily due to a $16.2 million increase from new customer growth and $7.5 million from net expansion of existing customer contracts. The increase in revenue was primarily driven by growth in the Civil Government and Defense and Intelligence verticals.
Cost of Revenue
Cost of revenue decreased $3.1 million, or 3%, to $104.6 million for the fiscal year ended January 31, 2025, from $107.7 million for the fiscal year ended January 31, 2024. The decrease was driven by a $7.0 million decrease in depreciation expense primarily due to a $4.8 million decrease resulting from changes in estimated useful lives of certain high resolution satellites during the fiscal year ended January 31, 2024 (as further discussed below) and a $1.3 million decrease resulting from a high resolution satellite that moved to experimental status during the fiscal year ended January 31, 2024, which resulted in depreciation expense for the satellite to be classified prospectively as research and development expense. The decrease was also partially due to a $2.4 million decrease in employee-related costs, primarily due to reduced headcount, and a $1.3 million decrease in hosting costs. These decreases were partially offset by a $5.0 million increase in costs paid to solution partners and subcontractors and a $2.3 million increase in amortization expense.
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
Research and Development
Research and development expenses decreased $15.3 million, or 13%, to $101.0 million for the fiscal year ended January 31, 2025, from $116.3 million for the fiscal year ended January 31, 2024. The decrease was primarily due to a $10.4 million decrease in purchases of material utilized for research and development activities, a $8.1 million decrease in employee-related costs, primarily due to reduced headcount, a $7.2 million decrease in stock-based compensation expense, which was primarily due to forfeiture of awards in connection with certain employee departures and due to a decline in expense related to earnout shares. The decrease was also partially due to a $1.9 million decrease in non-recurring expense related to transaction bonuses paid to Sinergise employees in the prior year, which was allocated from the purchase consideration we paid in connection with the Sinergise acquisition, and a $1.0 million decrease in contractor costs used to support various research and development initiatives. These decreases were partially offset by a $7.3 million decrease in funding recognized for our research and development arrangements, a $3.0 million increase in depreciation expense associated with satellites classified as experimental, and a $2.6 million increase in launch provider costs primarily due to the launch of a satellite classified as experimental.
Sales and Marketing
Sales and marketing expenses decreased $8.6 million, or 10%, to $77.7 million, for the fiscal year ended January 31, 2025, from $86.3 million for the fiscal year ended January 31, 2024. The decrease was primarily due to a $6.5 million decrease in employee-related costs due to reduced headcount. The decrease was also partially due to a $1.5 million decrease in stock-based compensation expense, a $1.3 million decrease in sales commissions expense, a $0.9 million decrease in employee travel and entertainment costs, and a $0.8 million decrease in marketing expenses driven by decreased events. These decreases were partially offset by a $2.6 million increase in severance and termination benefits charges associated with the headcount reductions.
General and Administrative
General and administrative expenses decreased $2.9 million, or 4%, to $77.1 million for the fiscal year ended January 31, 2025, from $80.1 million for the fiscal year ended January 31, 2024. The decrease was primarily due to a $1.7 million decrease in employee-related costs due to reduced headcount. The decrease was also partially due to a $1.3 million decrease in our allowance for expected credit losses for accounts receivable, a $1.0 million decrease in insurance costs, and a $0.8 million decrease in consulting costs. These decreases were partially offset by a $1.6 million increase in expense associated with the revaluation of the contingent consideration liability for the Sinergise acquisition customer consent escrow and a $0.6 million increase in legal expenses.
Interest Income
Interest income decreased $5.2 million, to $10.3 million for the fiscal year ended January 31, 2025, from $15.4 million for the fiscal year ended January 31, 2024. The decrease was primarily due to a decrease in our short-term investment balances.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities for the fiscal years ended January 31, 2025 and January 31, 2024 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock.
Other Income (Expense), net
Other income (expense), net of $0.2 million for the fiscal year ended January 31, 2025 includes the derecognition of a $1.3 million liability for which settlement is not considered probable, partially offset by $0.8 million of interest expense associated with a customer contract that contains a significant financing component. Other income (expense), net of $0.9 million for the fiscal year ended January 31, 2024 includes the recognition of an insurance claim recovery of $0.8 million associated with a high resolution satellite.
Provision for Income Taxes
Provision for income taxes increased $1.6 million, to $2.5 million for the fiscal year ended January 31, 2025, from $0.8 million for the fiscal year ended January 31, 2024. For the fiscal years ended January 31, 2025 and 2024, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the fiscal years ended January 31, 2025 and 2024 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

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
We define and calculate Non-GAAP Gross Profit as gross profit adjusted for stock-based compensation, amortization of acquired intangible assets, restructuring costs, and employee transaction bonuses in connection with the Sinergise business combination. We define Non-GAAP Gross Margin as Non-GAAP Gross Profit divided by revenue.
We define and calculate Adjusted EBITDA as net income (loss) before the impact of interest income and expense, income tax provision and depreciation and amortization, and further adjusted for the following items: stock-based compensation, change in fair value of warrant liabilities, other income (expense), net, restructuring costs, certain litigation expenses, and employee transaction bonuses in connection with the Sinergise business combination.
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
We define and calculate Backlog as remaining performance obligations plus the cancelable portion of the contract value for contracts that provide the customer with a right to terminate for convenience without incurring a substantive termination penalty and written orders where funding has not been appropriated. Backlog does not include unexercised contract options. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. Remaining performance obligations do not include contracts which provide the customer with a right to terminate for convenience without incurring a substantive termination penalty, written orders where funding has not been appropriated and unexercised contract options.
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

Non-GAAP Gross Profit and Non-GAAP Gross Margin
The table below reconciles Non-GAAP Gross Profit and Non-GAAP Gross Margin to Gross Profit and Gross Margin (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Year Ended January 31,
(in thousands, except percentages)	2025	2024
Gross Profit	$139,725	$112,950
Stock-based compensation	3,467	3,636
Amortization of acquired intangible assets	3,003	2,460
Restructuring costs (1)	1,322	564
Employee transaction bonuses in connection with the Sinergise business combination (2)	—	267
Non-GAAP Gross Profit	$147,517	$119,877
Gross Margin	57%	51%
Non-GAAP Gross Margin	60%	54%
(1) As part of the 2024 headcount reduction, we recognized $1.3 million of severance and other employee-related costs within cost of revenue for the fiscal year ended January 31, 2025. For the fiscal year ended January 31, 2025, the restructuring related stock-based compensation benefit recognized within cost of revenue of $0.2 million is included on its respective line item. As part of the 2023 headcount reduction, we recognized $0.6 million of severance and other employee-related costs within cost of revenue for the fiscal year ended January 31, 2024. For the fiscal year ended January 31, 2024, the restructuring related stock-based compensation benefit recognized within cost of revenue of $0.1 million is included on its respective line item. Refer to Note 7 “Restructuring” to our consolidated financial statements in Item 8 of this Form 10-K.
(2) Certain employees of Sinergise, which became employees of Planet, were paid cash transaction bonuses in connection with the closing of the Sinergise acquisition. The cost of the transaction bonuses was allocated to cost of revenue from the purchase consideration we paid for the acquisition. Refer to Note 5 “Acquisitions” to our consolidated financial statements in Item 8 of this Form 10-K.
Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Year Ended January 31,
(in thousands)	2025	2024
Net loss	$(123,196)	$(140,509)
Interest income	(10,257)	(15,414)
Income tax provision	2,460	815
Depreciation and amortization	45,637	47,639
Change in fair value of warrant liabilities	15,116	(13,709)
Stock-based compensation	48,485	57,132
Restructuring costs (1)	10,574	7,376
Employee transaction bonuses in connection with the Sinergise business combination (2)	—	2,317
Certain litigation expenses (3)	799	—
Other income, net	(245)	(931)
Adjusted EBITDA	$(10,627)	$(55,284)
(1) As part of the 2024 headcount reduction, we recognized $10.6 million of severance and other employee-related costs for the fiscal year ended January 31, 2025. For the fiscal year ended January 31, 2025, the restructuring related stock-based compensation benefit recognized of $1.4 million is included on its respective line item. As part of the 2023 headcount reduction, we recognized $7.4 million of severance and other employee-related costs for the fiscal year ended January 31, 2024. For the fiscal year ended January 31, 2024, the restructuring related stock-based compensation benefit recognized of $1.5 million is included on its respective line item. Refer to Note 7 “Restructuring” to our consolidated financial statements in Item 8 of this Form 10-K.
(2) Certain employees of Sinergise, which became employees of Planet, were paid cash transaction bonuses in connection with the closing of the Sinergise acquisition. The cost of the transaction bonuses was allocated to operating expense from the purchase consideration we paid for the acquisition. Refer to Note 5 “Acquisitions” to our consolidated financial statements in Item 8 of this Form 10-K.
(3) Expenses relating to the Delaware class action lawsuit. Refer to Note 10 “Commitments and Contingencies” to our consolidated financial statements in Item 8 of this Form 10-K.
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
•Adjusted EBITDA does not include severance expense in conjunction with restructuring events, which reduces cash available to us;
•Adjusted EBITDA does not reflect certain litigation expenses, consisting of legal fees for a specific proceeding, which reduces cash available to us;
•Adjusted EBITDA does not reflect income tax expense that reduces cash available to us; and
•the expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similar measures when they report their operating results.
Backlog
The table below reconciles Backlog to remaining performance obligations for the periods indicated:

	Year Ended January 31,
(in thousands)	2025	2024
Remaining performance obligations	$412,829	$132,571
Cancelable amount of contract value	90,920	109,821
Backlog	$503,749	$242,392
For remaining performance obligations as of January 31, 2025, the Company expects to recognize approximately 37% over the next 12 months, approximately 70% over the next 24 months, and the remainder thereafter. For Backlog as of January 31, 2025, the Company expects to recognize approximately 38% over the next 12 months, approximately 70% over the next 24 months, and the remainder thereafter.

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

As of January 31, 2025, and 2024, we had $118.0 million and $83.9 million, respectively, in cash and cash equivalents. Additionally, as of January 31, 2025, and 2024, we had short-term investments of $104.0 million and $215.0 million, respectively, which are highly liquid in nature and available for current operations. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.
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
As of January 31, 2025, our principal contractual obligations and commitments include lease obligations for real estate and ground stations and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 8, 10, and 13 to our consolidated financial statements in Part 8 of this Form 10-K for more information regarding these cash requirements.
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

	Year Ended January 31,
(in thousands)	2025	2024
Net cash provided by (used in)
Operating activities	$(14,374)	$(50,711)
Investing activities	$57,906	$(33,586)
Financing activities	$(15,535)	$(1,598)
Net cash used in operating activities
Net cash used in operating activities for the fiscal year ended January 31, 2025, primarily consisted of the net loss of $123.2 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation expense of $48.5 million, depreciation and amortization expense of $45.6 million, and a change in fair value of warrant liabilities of $15.1 million. The net change in operating assets and liabilities primarily consisted of a $13.3 million decrease in accounts payable, accrued and other liabilities and a $12.0 million increase in accounts receivable, which were partially offset by a $15.6 million increase in deferred revenue and a $8.4 million decrease in prepaid expenses and other assets.
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

Net cash provided by (used in) investing activities
Net cash provided by investing activities for the fiscal year ended January 31, 2025, consisted of sales of available-for-sale securities of $192.5 million and maturities of available-for-sale securities of $61.4 million, partially offset by purchases of available-for-sale securities of $140.2 million, purchases of property and equipment of $44.3 million, and capitalized internal-use software costs of $5.3 million. Cash used in investing activities also included $4.8 million for the purchase of licensed imagery.
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
Net cash used in financing activities
Net cash used in financing activities for the fiscal year ended January 31, 2025, primarily consisted of payments for withholding taxes related to the net share settlement of equity awards of $11.9 million and payments of contingent consideration for business acquisitions of $8.8 million, which was partially offset by proceeds from the exercise of common stock options of $4.4 million.
Net cash used in financing activities for the fiscal year ended January 31, 2024, primarily consisted of payments for withholding taxes related to the net share settlement of equity awards of $9.0 million, which was partially offset by proceeds from the exercise of common stock options of $7.4 million.
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
At contract inception, existing or archived imagery is available for download by the customer. The existing or archived imagery has significant standalone functionality and is not updated once licensed to a particular customer. As such, the portion of the contract consideration related to the download license of existing or archive imagery content, which is generally not significant, is recognized as revenue at the commencement of the contract when control of the imagery is transferred, and the imagery is available for download by the customer. The portion of the contractual consideration related to the download of monitoring imagery content is recognized over the term of the contract utilizing a usage-based output measure of progress based on the download capacity specified in the contract. To the extent the number of downloads of the specified imagery content is unlimited, the contractual consideration related to downloads is recognized ratably on a straight-line basis over the term of the contract.
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
There were no material impairment charges recorded for long-lived assets during the fiscal years ended January 31, 2025, 2024 and 2023.
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
Foreign Currency Exchange Risk
We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar. Our foreign subsidiaries, revenue and operating expenses expose us to foreign currency exchange risk. For the fiscal years ended January 31, 2025, 2024 and 2023, approximately 27%, 24% and 20%, respectively, of our revenue was in foreign currencies. These sales were primarily denominated in Euro. We do not believe a 10% change in the relative value of the U.S. Dollar would have materially affected our consolidated financial statements for the periods presented.
Interest Rate Risk
As of January 31, 2025, we had cash and cash equivalents of $118.0 million and $104.0 million of short-term investments, consisting of available-for-sale securities. The available-for-sale securities are recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a component of other comprehensive income (loss), net of tax.
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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Planet Labs PBC:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheet of Planet Labs PBC and subsidiaries (the Company) as of January 31, 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the sufficiency of audit evidence over revenue recognition
As discussed in Note 2 to the consolidated financial statements, the Company derives its revenue principally from licensing rights to use imagery that is delivered digitally through its online platform. Imagery licensing agreements vary by contract, but generally have annual or multi-year contractual terms. The data licenses are generally purchased via a fixed price contract on a subscription or usage basis, whereby a customer pays for access to imagery. The Company recorded $244 million in revenue for the year ended January 31, 2025.
We identified the evaluation of the sufficiency of audit evidence over revenue recognition as a critical audit matter. This matter required subjective auditor judgment because the Company’s revenue recognition process is highly automated using customized and proprietary IT applications. Auditor judgment was required in determining the nature and extent of audit evidence obtained over the information systems that process revenue transactions. Involvement of IT professionals with specialized skills and knowledge was required to assist with the determination of IT applications subject to testing and the performance and evaluation of certain procedures.
The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue recognition. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process. We involved IT professionals with specialized skills and knowledge, who assisted in testing controls related to the Company’s general information technology and application controls related to the IT applications used within the revenue recognition process. We assessed the recorded revenue by selecting a sample of transactions and comparing the amounts recognized for consistency with underlying documentation, including contracts with customers. In addition, we evaluated the overall sufficiency of audit evidence obtained by assessing the results of procedures performed, including appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
San Francisco, California
March 26, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Planet Labs PBC
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Planet Labs PBC (the Company) as of January 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended January 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 31, 2024, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Ernst & Young LLP
We served as the Company’s auditor from 2019 to 2024.
San Jose, California
March 28, 2024

Planet Labs PBC
Consolidated Balance Sheets

	January 31,
(in thousands, except share and par value amounts)	2025	2024
Assets
Current assets
Cash and cash equivalents	$118,048	$83,866
Restricted cash and cash equivalents, current	6,598	8,360
Short-term investments	104,027	215,041
Accounts receivable, net of allowance of $807 and $1,539, respectively	55,833	43,320
Prepaid expenses and other current assets	17,719	19,564
Total current assets	302,225	370,151
Property and equipment, net	121,749	113,429
Capitalized internal-use software, net	18,974	14,973
Goodwill	136,349	136,256
Intangible assets, net	27,452	32,448
Restricted cash and cash equivalents, non-current	5,348	9,972
Operating lease right-of-use assets	19,752	22,339
Other non-current assets	1,947	2,429
Total assets	$633,796	$701,997
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,604	$2,601
Accrued and other current liabilities	42,600	44,779
Deferred revenue	82,275	72,327
Liability from early exercise of stock options	5,378	8,964
Operating lease liabilities, current	9,221	7,978
Total current liabilities	142,078	136,649
Deferred revenue	11,182	5,293
Deferred hosting costs	5,368	7,101
Public and private placement warrant liabilities	18,077	2,961
Operating lease liabilities, non-current	12,392	16,952
Contingent consideration	2,883	5,885
Other non-current liabilities	530	9,138
Total liabilities	192,510	183,979
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at January 31, 2025 and 2024, 278,937,702 and 268,117,905 Class A shares issued and outstanding at January 31, 2025 and 2024, respectively, 21,157,586 Class B shares issued and outstanding at January 31, 2025 and 2024, 0 Class C shares issued and outstanding at January 31, 2025 and 2024	28	28
Additional paid-in capital	1,645,356	1,596,201
Accumulated other comprehensive income (loss)	(1,097)	1,594
Accumulated deficit	(1,203,001)	(1,079,805)
Total stockholders’ equity	441,286	518,018
Total liabilities and stockholders’ equity	$633,796	$701,997
See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except share and per share amounts)	2025	2024	2023
Revenue	$244,352	$220,696	$191,256
Cost of revenue	104,627	107,746	97,248
Gross profit	139,725	112,950	94,008
Operating expenses
Research and development	101,006	116,339	110,916
Sales and marketing	77,694	86,304	78,020
General and administrative	77,147	80,055	80,747
Total operating expenses	255,847	282,698	269,683
Loss from operations	(116,122)	(169,748)	(175,675)
Interest income	10,257	15,414	7,672
Change in fair value of warrant liabilities	(15,116)	13,709	6,554
Other income, net	245	931	330
Total other income (expense), net	(4,614)	30,054	14,556
Loss before provision for income taxes	(120,736)	(139,694)	(161,119)
Provision for income taxes	2,460	815	847
Net loss	$(123,196)	$(140,509)	$(161,966)
Basic and diluted net loss per share attributable to common stockholders	$(0.42)	$(0.50)	$(0.61)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	292,124,291	279,585,698	267,126,918

See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Comprehensive Loss

	Year Ended January 31,
(in thousands)	2025	2024	2023
Net loss	$(123,196)	$(140,509)	$(161,966)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(2,581)	(766)	13
Change in fair value of available-for-sale securities	(110)	89	162
Other comprehensive income (loss), net of tax	(2,691)	(677)	175
Comprehensive loss	$(125,887)	$(141,186)	$(161,791)

See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2022	262,175,273	$27	$1,423,151	$2,096	$(777,029)	$648,245
Cumulative effect of adoption of ASU 2016-13	—	—	—	—	(301)	(301)
Issuance of Class A common stock from the exercise of common stock options	7,138,894	—	15,941	—	—	15,941
Issuance of Class A common stock upon vesting of restricted stock units	3,264,229	—	—	—	—	—
Vesting of early exercised stock options	367,644	—	3,584	—	—	3,584
Class A common stock withheld to satisfy employee tax withholding obligations	(1,162,479)	—	(6,337)	—	—	(6,337)
Stock-based compensation	—	—	76,873	—	—	76,873
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	162	—	162
Other	—	—	(110)	—	—	(110)
Change in translation	—	—	—	13	—	13
Net loss	—	—	—	—	(161,966)	(161,966)
Balances at January 31, 2023	271,783,561	27	1,513,102	2,271	(939,296)	576,104
Issuance of Class A common stock from the exercise of common stock options	3,133,394	—	7,388	—	—	7,388
Issuance of Class A common stock upon vesting of restricted stock units	8,341,474	—	—	—	—	—
Issuance of Class A common stock for acquisition of business	6,745,438	1	21,621	—	—	21,622
Vesting of early exercised stock options	—	—	3,584	—	—	3,584
Class A common stock withheld to satisfy employee tax withholding obligations	(2,876,919)	—	(8,970)	—	—	(8,970)
Stock-based compensation	—	—	59,476	—	—	59,476
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	89	—	89
Other	2,148,543	—	—	—	—	—
Change in translation	—	—	—	(766)	—	(766)
Net loss	—	—	—	—	(140,509)	(140,509)
Balances at January 31, 2024	289,275,491	28	1,596,201	1,594	(1,079,805)	518,018
Issuance of Class A common stock from the exercise of common stock options	1,956,382	—	5,761	—	—	5,761
Issuance of Class A common stock upon vesting of restricted stock units	13,114,544	—	—	—	—	—
Issuance of Class A common stock for employee stock purchase program	487,557	—	924	—	—	924
Vesting of early exercised stock options	—	—	3,584	—	—	3,584
Class A common stock withheld to satisfy employee tax withholding obligations	(4,738,686)	—	(11,938)	—	—	(11,938)
Stock-based compensation	—	—	50,824	—	—	50,824
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(110)	—	(110)
Change in translation	—	—	—	(2,581)	—	(2,581)
Net loss	—	—	—	—	(123,196)	(123,196)
Balances at January 31, 2025	300,095,288	28	1,645,356	(1,097)	(1,203,001)	441,286

See accompanying notes to consolidated financial statements.

Planet Labs PBC
Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2025	2024	2023
Operating activities
Net loss	$(123,196)	$(140,509)	$(161,966)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	45,637	47,639	43,330
Stock-based compensation, net of capitalized cost of $2,339, $2,344 and $1,329, respectively	48,485	57,132	75,544
Change in fair value of warrant liabilities	15,116	(13,709)	(6,554)
Change in fair value of contingent consideration	3,437	(741)	—
Other	(920)	(4,321)	(404)
Changes in operating assets and liabilities
Accounts receivable	(11,984)	(2,658)	6,313
Prepaid expenses and other assets	8,366	10,498	(10,080)
Accounts payable, accrued and other liabilities	(13,337)	(25,014)	(2,986)
Deferred revenue	15,572	22,237	(14,387)
Deferred hosting costs	(1,550)	(1,265)	(2,743)
Net cash used in operating activities	(14,374)	(50,711)	(73,933)
Investing activities
Purchases of property and equipment	(44,297)	(37,991)	(10,440)
Capitalized internal-use software	(5,322)	(4,419)	(2,320)
Maturities of available-for-sale securities	61,396	161,317	55,172
Sales of available-for-sale securities	192,522	45,580	—
Purchases of available-for-sale securities	(140,240)	(189,142)	(280,297)
Business acquisition, net of cash acquired	(1,068)	(7,542)	(3,821)
Purchases of licensed imagery intangible assets	(4,785)	—	—
Other	(300)	(1,389)	(557)
Net cash provided by (used in) investing activities	57,906	(33,586)	(242,263)
Financing activities
Proceeds from the exercise of common stock options	4,375	7,388	14,701
Payments for withholding taxes related to the net share settlement of equity awards	(11,938)	(8,971)	(6,337)
Proceeds from employee stock purchase program	1,549	—	—
Payments of contingent consideration for business acquisitions	(8,783)	—	—
Other	(738)	(15)	(504)
Net cash provided by (used in) financing activities	(15,535)	(1,598)	7,860
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(201)	17	(402)
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	27,796	(85,878)	(308,738)
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	102,198	188,076	496,814
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$129,994	$102,198	$188,076

	Year Ended January 31,
(in thousands)	2025	2024	2023
Supplemental disclosure of cash flow information
Net cash paid (received) for income tax	$1,800	$(158)	$3,100
Supplemental disclosures of noncash investing and financing activities
Contingent consideration for business acquisition	$—	$5,842	$8,030
Issuance of Class A common stock for business acquisition	$—	$21,622	$—
Accrued purchase of property and equipment	$718	$1,428	$51

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
On July 7, 2021, Planet Labs Inc. (“Former Planet”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with dMY Technology Group, Inc. IV (“dMY IV”), a special purpose acquisition company (“SPAC”) incorporated in Delaware on December 15, 2020, Photon Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of dMY IV (“First Merger Sub”), and Photon Merger Sub Two, LLC, a Delaware limited liability company and a direct wholly owned subsidiary of dMY IV (“Second Merger Sub”). Pursuant to the Merger Agreement, on December 7, 2021, First Merger Sub merged with and into Former Planet (the “Surviving Corporation”), with Former Planet surviving the merger as a wholly owned subsidiary of dMY IV (the “First Merger”), and the Surviving Corporation merged with and into dMY IV, with dMY IV surviving the merger (the “Business Combination”). Following the completion of the Business Combination, dMY IV was renamed Planet Labs PBC.
Former Planet was incorporated in the state of Delaware on December 28, 2010 and the name was changed to Planet Labs Inc. on June 24, 2013.

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
Liquidity
Since its inception, the Company has incurred net losses and negative cash flows from operations. The Company expects to incur additional operating losses and negative cash flows from operations as it seeks to expand its business. As of January 31, 2025 and 2024, the Company had $118.0 million and $83.9 million of cash and cash equivalents, respectively. Additionally, as of January 31, 2025 and 2024, the Company had short-term investments of $104.0 million and $215.0 million, respectively, which are highly liquid in nature and available for current operations.
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
Short-term investments are evaluated for allowances and impairment quarterly. The Company considers various factors in determining whether an allowance for expected credit losses or an impairment charge should be recognized, such as the credit quality of the issuer, the duration, severity of and the reason for the decline in value, the potential recovery period, and the Company’s intent to sell. No allowances or impairment charges were recognized during the fiscal years ended January 31, 2025, 2024, and 2023.
Accounts Receivable and Allowances
Accounts receivable include amounts billed and billable to customers for services or products provided as of the end of the applicable period and do not bear interest. Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The allowance is assessed by applying a historical loss-rate methodology in accordance with ASC Topic 326, Financial Instruments— Credit Losses, adjusted as necessary based on the Company's review of accounts receivable, specifically reviewing factors including the age of the balances, customer payment history, creditworthiness, and other factors. The Company also considers market conditions and current and expected future economic conditions to inform adjustments to historical loss data. Expected credit losses are recorded as general and administrative expenses on the consolidated statements of operations.
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
The Company’s assets and liabilities measured at fair value on a recurring basis consist of cash and cash equivalents, short-term investments, restricted cash and cash equivalents, accrued liabilities, contingent consideration for acquisitions, and warrant liabilities.
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands, Slovenia, Austria, and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss at January 31, 2025 that the Company would incur if parties to cash, cash equivalents, and short-term investments failed completely to perform according to the terms of the contracts is $219.8 million.
Accounts receivables are typically unsecured and are derived from revenue earned from customers across various countries. As of January 31, 2025, one customer accounted for 12% of accounts receivable. As of January 31, 2024, no customer accounted for 10% or more of accounts receivable. One customer accounted for 19%, 21%, and 19% of revenue for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
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

Estimated useful life (in years)
Computer equipment and purchased software	3
Office furniture, equipment and fixtures	5
Satellites	2.5 to 9
Ground stations and ground station equipment	3 to 10
Leasehold improvements	lesser of useful life or term of lease
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
Leases
The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of January 31, 2025, the Company had no finance leases.
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
Impairment of Long-Lived Assets
The carrying amount of long-lived assets, including finite-lived intangible assets, property and equipment, and operating lease right-of-use assets to be held and used in the business are reviewed for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment indicators include, among other conditions, cash flow deficits, historic or anticipated declines in revenue or operating profit or material adverse changes in the business climate that indicate that the carrying amount of an asset or asset group may be impaired. When impairment indicators are present, the recoverability of the long-lived asset (or asset group) is measured by comparing the carrying value of the asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the assets or asset group is not recoverable, the impairment to be recognized is measured by the amount by which the carrying amount of the long-lived asset or asset group exceeds the fair value of the assets or asset group.
There were no material impairment charges recorded for the Company’s long-lived assets during the fiscal years ended January 31, 2025, 2024 and 2023.
Restructuring Charges
The Company’s restructuring plans have historically focused on workforce reductions. Workforce reduction charges primarily include employee termination benefits consisting of severance and other employee-related costs and are generally recognized when payments are probable and amounts are estimable. Although the Company does not anticipate significant changes, the actual costs may differ from these estimates.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization and is tested for impairment at least annually, during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset might be impaired, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is an operating segment or one level below an operating segment. In assessing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded goodwill amounts have been impaired, or if the Company elects to bypass the optional qualitative assessment as provided for under U.S. GAAP, the Company proceeds with performing a quantitative impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. No goodwill impairment was recorded for the Company’s reporting unit during the fiscal years ended January 31, 2025, 2024 and 2023.

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
At contract inception, existing or archived imagery is available for download by the customer. The existing or archived imagery has significant standalone functionality and is not updated once licensed to a particular customer. As such, the portion of the contract consideration related to the download license of existing or archive imagery content, which is generally not significant, is recognized as revenue at the commencement of the contract when control of the imagery is transferred, and the imagery is available for download by the customer. The portion of the contractual consideration related to the download of monitoring imagery content is recognized over the term of the contract utilizing a usage-based output measure of progress based on the download capacity specified in the contract. To the extent the number of downloads of the specified imagery content is unlimited, the contractual consideration related to downloads is recognized ratably on a straight-line basis over the term of the contract.
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
Revenue excludes sales and usage-based taxes where it has been determined that the Company is acting as a pass through agent.
The transaction price is the total amount of consideration that the Company expects to be entitled to in exchange for the product offerings in a contract. The prices of imagery licensing and other services are generally fixed at contract inception and therefore, the Company’s contracts do not contain a significant amount of variable consideration. From time to time, the Company may enter into contracts with its customers that provide a form of variable consideration. For these arrangements, the Company estimates the variable consideration at the contract inception based on the most likely amount in a range of possible outcomes. The estimate of variable consideration is reassessed on a quarterly basis.
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
The Company applied the practical expedient in Topic 606 and does not evaluate contracts of one year or less for the existence of a significant financing component. For the fiscal year ended January 31, 2025, the Company recognized $0.8 million of interest expense associated with a multi-year customer contract that contains a significant financing component. For the fiscal years ended January 31, 2024 and 2023, there was no interest expense to recognize relating to a significant financing component.
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

Sales and Marketing
Sales and marketing expenses primarily include costs incurred to market and distribute the Company’s products. Such costs include expenses related to advertising and conferences, sales commissions, salaries, benefits and stock-based compensation for the Company’s sales and marketing personnel and sales office expenses. Sales and marketing expenses also include fees for professional and consulting services principally consisting of public relations and independent contractor expenses. Sales commissions are capitalized when incurred and amortized on a straight-line basis over the period of benefit. Other sales and marketing costs are expensed as incurred. Advertising expenses for the fiscal years ended January 31, 2025, 2024 and 2023 were not significant.
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
The fair value of Restricted Stock Units (“RSUs”) is the fair value of the underlying stock at the measurement date based on its quoted market price on the NYSE. For RSU awards that are subject only to a time-based service vesting requirement, the Company records stock-based compensation expense on a straight-line basis over the requisite service period, which is generally four years. For RSU awards that are subject to both time-based service and performance condition (including liquidity event) vesting requirements, no expense is recognized until it is probable that the vesting criteria would be met. Stock-based compensation expense for RSU awards with performance and other vesting criteria is recognized as expense under an accelerated graded vesting model.

Pursuant to the Merger Agreement for the Business Combination, Former Planet equity holders, including Former Planet equity award holders, have the right to receive earn-out consideration (the “Earn-out Shares”). The Earn-out Shares may be earned in four equal tranches based on market condition vesting requirements (see Note 14).
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

Public and Private Placement Warrant Liabilities
In connection with dMY IV’s initial public offering, which occurred on March 9, 2021, dMY IV issued 34,500,000 units, consisting of one share of Class A common stock of dMY IV and one-fifth of one redeemable warrant, at a price of $10.00 per unit (the “Public Warrants”). Simultaneously with the closing of its initial public offering, dMY IV completed the private sale of 5,933,333 warrants to dMY Sponsor IV, LLC (the “dMY Sponsor”) at a purchase price of $1.50 per warrant (the “Private Placement Warrants”). Additionally, pursuant to a lock-up agreement entered into with the dMY Sponsor in connection with the Business Combination, 2,966,667 of the Private Placement Warrants are subject to vesting conditions (the “Private Placement Vesting Warrants”). See Note 12 for further details relating to the Public Warrants and Private Placement Warrants.
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
Transactions denominated in currencies other than the functional currency are recorded based on the exchange rates at the time of the transaction. Monetary assets and liabilities are subject to remeasurement at the exchange rate in effect at the balance sheet date, with subsequent changes in exchange rates resulting in transaction gains or losses, which are included within other income (expense), net in the consolidated statements of operations. Foreign currency gain (loss) was $(0.1) million, $(0.5) million and $(0.5) million for the years ended January 31, 2025, 2024 and 2023, respectively.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. In evaluating operating segments, the Company considers: its internal organizational structure; the availability of separate financial information; and the criteria used by the Company’s CODM, its Chief Executive Officer, to evaluate performance. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance.
See Note 17, Segment and Geographic Information, for financial information for the Company’s reportable segment and long-lived assets by geographic region.
Net Loss Per Share Attributable to Common Stockholders
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Under the two-class method, net loss is attributed to common stockholders and participating securities based on their participation rights. The Company had no participating securities outstanding during any of the periods presented.
Basic net loss per share attributable to common stockholders is the same for Class A and Class B shares of common stock because they are entitled to the same liquidation and dividend rights. Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding.
Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities outstanding for the period. For the fiscal years ended January 31, 2025, 2024 and 2023, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (“Topic 280”): Improvements to Reportable Segment Disclosures, which requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker, among other new disclosure requirements. The Company adopted the new guidance effective February 1, 2024 and applied the disclosure requirements retrospectively to all prior periods presented in the financial statements. See Note 17, Segment and Geographic Information. The adoption of the new guidance did not have an impact on the Company’s consolidated financial results, statements of operations, or statements of cash flows.

Recent Pronouncements Not Yet Adopted
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to enhance specified information about certain costs and expenses at each interim and annual reporting period so that investors can better understand an entity’s overall performance. Additionally, in January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU No. 2024-03. The guidance is effective for annual beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 31, 2027, with early adoption permitted. The Company is currently evaluation the impact on its consolidated financial statements and related disclosures.

(3)Revenue
Deferred Revenue
During the fiscal years ended January 31, 2025, 2024 and 2023, the Company recognized revenue of $68.8 million, $50.9 million and $63.2 million, respectively, that had been included in deferred revenue as of January 31, 2024, 2023, and 2022, respectively.
Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $412.8 million as of January 31, 2025. The Company expects to recognize approximately 37% of the remaining performance obligation over the next 12 months, approximately 70% of the remaining obligation over the next 24 months, and the remainder thereafter.
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
During the fiscal years ended January 31, 2025, 2024 and 2023, the Company deferred $2.7 million, $1.8 million and $4.0 million of commission expenditures to be amortized in future periods. The Company’s amortization of commission expenditures was $2.9 million, $2.6 million and $1.9 million for the fiscal years ended January 31, 2025, 2024 and 2023, respectively. As of January 31, 2025 and 2024, deferred commissions consisted of the following:

	January 31,
(in thousands)	2025	2024
Deferred commission, current	$1,982	$2,296
Deferred commission, non-current	1,721	1,578
Total deferred commission	$3,703	$3,874

The current portion of deferred commissions are included in prepaid expenses and other current assets on the consolidated balance sheets. The non-current portion of deferred commissions are included in other non-current assets on the consolidated balance sheets.
The following table disaggregates revenue by major geographic region:

	Year Ended January 31,
(in thousands)	2025	2024	2023
United States	$109,861	$98,720	$97,773
Rest of world	134,491	121,976	93,483
Total revenue	$244,352	$220,696	$191,256
No single country other than the U.S. accounted for more than 10% of revenue for the fiscal years ended January 31, 2025, 2024, and 2023.

(4)Fair Value of Financial Assets and Liabilities
Assets and liabilities recognized or disclosed at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their respective fair values.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of January 31, 2025 and 2024 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

	January 31, 2025
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$29,054	$—	$—
Restricted cash equivalents: money market funds	10,350	—	—
Short-term investments:
U.S. Treasury securities	13,095	—	—
Commercial paper	—	4,290	—
Corporate bonds	—	84,528	—
Certificates of deposit	—	2,114	—
Total assets	$52,499	$90,932	$—
Liabilities
Public Warrants	$9,177	$—	$—
Private Placement Warrants	—	—	8,900
Contingent consideration for acquisitions	—	—	7,558
Total liabilities	$9,177	$—	$16,458

	January 31, 2024
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$28,722	$—	$—
Restricted cash equivalents: money market funds	17,301	—	—
Short-term investments:
U.S. Treasury securities	46,211	—	—
Commercial paper	—	11,126	—
Corporate bonds	—	144,340	—
U.S. government agency securities	—	9,933	—
Certificates of deposit	—	3,431
Total assets	$92,234	$168,830	$—
Liabilities
Public Warrants	$1,656	$—	$—
Private Placement Warrants	—	—	1,305
Contingent consideration for acquisitions	—	—	12,891
Total liabilities	$1,656	$—	$14,196
The fair value of cash held in banks and accrued and other current liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.
Money Market Funds
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds during the fiscal years ended January 31, 2025, 2024, and 2023.
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
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility. The expected volatility input utilized for the fair value measurements of the Private Placement Warrants as of January 31, 2025 and 2024 was 80% and 70%, respectively.
Contingent Consideration for Acquisitions
The Company has recorded contingent consideration liabilities in connection with its acquisitions of Salo Sciences and Sinergise (see Note 5). The Company measures the fair value of the contingent consideration liabilities based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy.

The fair value of the contingent consideration liability for the Salo Sciences technical milestone payments is determined based on the present value of the probability-weighted payments for each of the two milestones. The significant unobservable inputs used in the fair value measurement are management’s estimate of the probability to achieve the technical milestone criteria and the discount rate. The Company determined that both of the technical milestone criteria were achieved during the fiscal year ended January 31, 2025.
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
The fair value of the contingent consideration liability for the Sinergise customer consent escrow is determined based on the present value of the probability-weighted payments based on the likelihood of the customer consent being achieved. The significant unobservable input used in the fair value measurement is management’s estimate of the likelihood of the customer consent being achieved. During the fiscal year ended January 31, 2025, evidence of the Sinergise acquisition customer consent was received and the $7.5 million escrow balance was released to Sinergise.

Level 3 Disclosures
The following is a roll-forward of Level 3 liabilities measured at fair value for the fiscal years ended January 31, 2025 and 2024:

(in thousands)	Private Placement Warrants	Technical Milestone Contingent Consideration*	Customer Contract Earnout Contingent Consideration*	Customer Consent Escrow Contingent Consideration*
Fair value at end of year, January 31, 2023	$9,701	$4,433	$3,597	$—
Additions	—	—	—	5,842
Payments	—	—	(240)	—
Change in fair value	(8,396)	681	(1,431)	9
Fair value at end of year, January 31, 2024	$1,305	$5,114	$1,926	$5,851
Additions	—	—	—	—
Payments	—	—	(1,270)	(7,500)
Change in fair value	7,595	866	922	1,649
Fair value at end of year, January 31, 2025	$8,900	$5,980	$1,578	$—
* The current portion of the contingent consideration liabilities balances of $4.7 million and $7.0 million as of January 31, 2025 and 2024, respectively, are included within accrued and other current liabilities. Changes in fair value of the contingent consideration liability for the Salo Sciences technical milestone payments are included within research and development expenses. Changes in fair value of the Salo Sciences contingent consideration liability for customer contract earnout payments are included within sales and marketing expenses. Changes in fair value of the contingent consideration liability for the Sinergise acquisition customer consent escrow payments are included within general and administrative expenses.
Other
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of January 31, 2025 and 2024, there were no material non-financial assets recorded at fair value.

(5)Acquisitions
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
The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The acquisition date fair value of the consideration transferred was approximately $41.1 million, and consisted of the following:

(in thousands)	Fair Value
Cash	$8,610
Class A common stock issued	21,622
Liabilities for cash consideration placed in escrow account	10,842
Total	$41,074
The common stock issued consisted of 6,745,438 shares of the Company’s Class A common stock. The fair value of the Class A common stock was determined based on the closing market price on the date of the acquisition.
In April 2024, the Company paid $1.1 million of additional consideration in connection with the finalization of the net working capital adjustment relating to the Company’s acquisition of Sinergise. The additional amount was accounted for as a measurement period adjustment and resulted in a $1.1 million addition of goodwill during the fiscal year ended January 31, 2025.
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
Cash held in escrow related to the acquisition is recorded within restricted cash and cash equivalents in the Company’s consolidated balance sheets.

The following table summarizes the fair value of the assets acquired and liabilities assumed as of the date of acquisition, after considering the measurement period adjustment described above:

(in thousands)	Fair Value
Goodwill	$25,037
Identifiable intangible assets acquired
Developed technology	11,811
Customer relationships	2,208
Other	110
Accounts receivable	2,791
Other assets, current	652
Other assets, non-current	414
Total assets acquired	$43,023
Deferred revenue, current	(585)
Accrued and other current liabilities	(984)
Other liabilities, current	(213)
Other liabilities, non-current	(167)
Total liabilities assumed	$(1,949)
Net assets acquired	$41,074

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
The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

(in thousands)	Fair Value
Net Assets Acquired
Goodwill	$9,529
Identifiable intangible assets acquired
Customer relationships	984
Developed technology	2,061
Accounts receivable	1,572
Deferred revenue (1)	(1,567)
Other net working capital acquired, net of cash acquired	25
Deferred tax liability	(755)
Total purchase consideration	11,849
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
The aggregate fair value of the contingent consideration liabilities on the acquisition date was determined to be $8.0 million, consisting of $4.4 million for the technical milestone payments and $3.6 million for the customer contract earnout payments. The Company will continue to measure the contingent consideration liabilities at fair value each reporting period until the earlier of when the full amounts have been paid or the measurement period for each of the arrangements has ended. See Note 4 for details of the fair value measurement for the contingent consideration liabilities.

(6)Balance Sheet Components
Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash and cash equivalents balances of $11.9 million and $18.3 million as of January 31, 2025 and 2024, respectively.
The restricted cash and cash equivalents balances as of January 31, 2025 primarily consisted of $5.0 million of consideration placed in escrow in connection with the Sinergise acquisition and $4.0 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases. The restricted cash and cash equivalents balances as of January 31, 2024 primarily consisted of $12.5 million of consideration placed in escrow in connection with the Sinergise acquisition and $4.0 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases.
A reconciliation of the Company’s cash and cash equivalents, and restricted cash and cash equivalents in the consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the consolidated statements of cash flows as of January 31, 2025 and 2024 is as follows:

	January 31,
(in thousands)	2025	2024
Cash and cash equivalents	$118,048	$83,866
Restricted cash and cash equivalents, current	6,598	8,360
Restricted cash and cash equivalents, non-current	5,348	9,972
Total cash, cash equivalents, and restricted cash and cash equivalents	$129,994	$102,198

Short-term Investments
Short-term investments consisted of the following as of January 31, 2025 and 2024:

		January 31, 2025
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$13,154	$—	$(58)	$13,096
Commercial paper	4,285	4	—	4,289
Corporate bonds	84,336	208	(16)	84,528
Certificates of deposit	2,111	3	—	2,114
Total short-term investments	$103,886	$215	$(74)	$104,027

		January 31, 2024
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$46,185	$118	$(92)	$46,211
Commercial paper	11,126	—	—	11,126
Corporate bonds	144,119	376	(155)	144,340
U.S. government agency securities	9,928	17	(13)	9,932
Certificates of deposit	3,432	—	—	3,432
Total short-term investments	$214,790	$511	$(260)	$215,041

The following table summarizes the contracted maturities of the Company’s short-term investments as of January 31, 2025 and 2024:

	January 31, 2025		January 31, 2024
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$60,974	$61,174	$148,396	$148,296
Due in 1-2 years	42,912	42,853	66,394	66,745
	$103,886	$104,027	$214,790	$215,041

Property and Equipment, Net
Property and equipment, net consists of the following:

	January 31,
(in thousands)	2025	2024
Satellites	$244,105	$300,203
Satellites in process and not placed into service	65,451	32,468
Leasehold improvements	17,271	17,089
Ground stations and ground station equipment	21,270	19,098
Office furniture, equipment and fixtures	10,828	8,044
Computer equipment and purchased software	9,663	9,446
Total property and equipment, gross	368,588	386,348
Less: Accumulated depreciation	(246,839)	(272,919)
Total property and equipment, net	$121,749	$113,429
Property and equipment, net as of January 31, 2025 included $2.8 million of satellite manufacturing costs that were previously classified as prepaid expenses and other current assets as of January 31, 2024. Property and equipment, net as of January 31, 2024 included $7.4 million of satellite manufacturing costs that were previously classified as prepaid expenses and other current assets as of January 31, 2023.
Total depreciation expense for the fiscal years ended January 31, 2025, 2024, and 2023 was $37.4 million, $41.2 million and $38.0 million, respectively, of which $34.0 million, $38.6 million and $34.7 million, respectively, was depreciation expense specific to satellites.
Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

	January 31,
(in thousands)	2025	2024
Capitalized internal-use software	$51,526	$45,010
Less: Accumulated amortization	(32,552)	(30,037)
Capitalized internal-use software, net	$18,974	$14,973
Amortization expense for capitalized internal-use software for the fiscal years ended January 31, 2025, 2024 and 2023 was $2.5 million, $1.9 million and $2.4 million, respectively.
Estimated future amortization expense of capitalized internal-use software at January 31, 2025, is as follows:

(in thousands)
2026	$4,598
2027	4,491
2028	4,023
2029	3,496
2030	1,887
Thereafter	479
Total estimated future amortization expense for capitalized internal-use software	$18,974

Goodwill and Intangible Assets
Goodwill and Intangible assets consists of the following:

	January 31, 2025				January 31, 2024
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$30,429	$(13,790)	$(634)	$16,005	$30,429	$(11,085)	$(220)	$19,124
Image library	19,978	(13,397)	497	7,078	19,324	(11,852)	218	7,690
Customer relationships	7,143	(4,286)	(147)	2,710	7,143	(3,715)	(42)	3,386
Trade names and other	6,389	(4,759)	29	1,659	6,089	(3,877)	36	2,248
Total intangible assets	$63,939	$(36,232)	$(255)	$27,452	$62,985	$(30,529)	$(8)	$32,448
Goodwill	$135,981	$—	$368	$136,349	$134,914	$—	$1,342	$136,256
No impairment charges were recognized related to intangible assets (including goodwill) in the fiscal years ended January 31, 2025, 2024 and 2023.
Amortization expense for intangible assets for the fiscal years ended January 31, 2025, 2024 and 2023 was $5.8 million, $4.6 million and $2.9 million, respectively.
Estimated future amortization expense of intangible assets at January 31, 2025, is as follows:

(in thousands)
2026	$5,524
2027	4,966
2028	4,548
2029	4,213
2030	3,859
Thereafter	4,342
Total estimated future amortization expense of intangible assets	$27,452
The change in the carrying amount of goodwill during the years ended January 31, 2025 and 2024 is as follows:

	January 31,
(in thousands)	2025	2024
Beginning of period	$136,256	$112,748
Addition	1,068	23,969
Currency translation adjustment	(975)	(461)
End of period	$136,349	$136,256
In April 2024, the Company paid $1.1 million of additional consideration in connection with the finalization of the net working capital adjustment relating to the Company’s acquisition of Sinergise. The additional amount was accounted for as a measurement period adjustment and resulted in a $1.1 million addition of goodwill during the fiscal year ended January 31, 2025.

Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

	January 31,
(in thousands)	2025	2024
Deferred R&D service liability (see Note 9)	$4,723	$9,923
Payroll and related expenses	8,059	6,859
Deferred hosting costs	5,190	5,007
Withholding taxes and other taxes payable	2,792	3,152
Contingent consideration	4,675	7,006
Escrow liability	5,000	—
Severance and other employee termination costs	250	23
Other accruals	11,911	12,809
Total accrued and other current liabilities	$42,600	$44,779

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
As a result of the 2024 headcount reduction, the Company recognized costs for one-time employee termination benefits consisting of severance and other employee-related costs. The Company also recognized a stock-based compensation benefit primarily related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards. A summary of the restructuring charges recognized during the fiscal year ended January 31, 2025 is provided in the tables below:

(in thousands)	Severance and Other Employee Costs	Stock-Based Compensation	Total
Cost of revenue	$1,322	$(176)	$1,146
Research and development	3,461	(427)	3,034
Sales and marketing	4,506	(721)	3,785
General and administrative	1,285	(71)	1,214
Total restructuring charges	$10,574	$(1,395)	$9,179
The following table summarizes the Company’s liability recognized in connection with the 2024 headcount reduction, which is recorded within accrued and other current liabilities in the consolidated balance sheets:

(in thousands)
Balance as of January 31, 2024	$—
Severance and other employee costs	10,574
Cash payments	(10,324)
Balance as of January 31, 2025	$250
The 2024 headcount reduction, including cash payments, was substantially complete as of January 31, 2025.

2023 Headcount Reduction
In August 2023, the Company announced a plan to reduce its global headcount by approximately 10% of the Company’s total number of employees prior to the reduction (the “2023 headcount reduction”). This action was taken to increase the Company’s focus on its high priority growth opportunities and operational efficiency.
As a result of the 2023 headcount reduction, the Company recognized costs for one-time employee termination benefits consisting of severance and other employee-related costs. The Company also recognized a stock-based compensation benefit primarily related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards. A summary of the restructuring charges recognized during the fiscal year ended January 31, 2024 is provided in the table below:

(in thousands)	Severance and Other Employee Costs	Stock-Based Compensation	Total
Cost of revenue	$564	$(62)	$502
Research and development	3,306	(398)	2,908
Sales and marketing	1,943	(815)	1,128
General and administrative	1,563	(253)	1,310
Total restructuring charges	$7,376	$(1,528)	$5,848
There were no restructuring charges recognized during the fiscal year ended January 31, 2025 related to the 2023 headcount reduction.
The 2023 headcount reduction, including cash payments, was complete as of January 31, 2025.
(8)Leases
Operating lease costs were $9.6 million, $8.4 million, and $6.6 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively. Variable lease expenses, short-term lease expenses and sublease income were immaterial for the fiscal years ended January 31, 2025, 2024, and 2023.
Operating cash flows from operating leases were $10.2 million, $7.4 million, and $7.9 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
Right of use assets obtained in exchange for operating lease liabilities were $5.4 million, $8.5 million, and $17.8 million for the fiscal years ended January 31, 2025, 2024, and 2023, respectively.
Maturities of operating lease liabilities as of January 31, 2025 were as follows:

(in thousands)
Fiscal Year 2026	$10,435
2027	7,288
2028	3,141
2029	2,055
2030	841
Thereafter	250
Total lease payments	$24,010
Less: Imputed interest	(2,397)
Total lease liabilities	$21,613
Weighted average remaining lease term (years)	2.9
Weighted average discount rate	7.9%
As of January 31, 2025, the Company had additional leases for ground station service agreements that had not yet commenced totaling $2.8 million and therefore are not reflected on the consolidated balance sheets and the table above. These leases are expected to commence in the fiscal year ending January 31, 2026 with lease terms of 5.0 years.

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
During the fiscal years ended January 31, 2025, 2024, and 2023, the Company recognized $9.2 million, $16.6 million and $15.6 million of funding, respectively, and incurred $7.0 million, $17.6 million and $15.6 million of research and development expenses, respectively, in connection with the R&D Services Agreement. As of January 31, 2025 and 2024, the Company had received a total of $46.4 million and $45.8 million, respectively, of funding under the R&D Services Agreement.
In January 2025, projected costs related to the R&D Services Agreement were revised down as a result of the substantial completion of the development work required. This change in estimate resulted in a $1.5 million cumulative increase of funding recognized for the fiscal year ended January 31, 2025.
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
During the fiscal years ended January 31, 2025, 2024, and 2023, the Company recognized $9.9 million, $11.9 million, and $3.0 million of funding, respectively, and incurred $9.9 million, $11.2 million, and $3.8 million of research and development expenses, respectively, in connection with the NASA CSP. As of January 31, 2025 and 2024, the Company had received a total of $28.7 million and $13.9 million, respectively, of funding in connection with the NASA CSP.
In July 2023, projected costs related to certain of our research and development arrangements were revised down as a result of operational decisions. This change in estimate resulted in a $2.2 million cumulative increase of funding recognized for certain of our research and development arrangements for the fiscal year ended January 31, 2024.

(10)Commitments and Contingencies
Hosting Service Agreement
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 13). Future minimum purchase commitments under the non-cancelable hosting service agreement with Google as of January 31, 2025 is as follows:

(in thousands)
2026	$29,709
2027	32,725
2028	33,427
Total purchase commitments	$95,861
Legal Proceedings
Delaware Class Action
A stockholder class action was filed in the Court of Chancery of the State of Delaware on August 19, 2024, against the former officers and directors of dMY IV and the Company. The complaint alleges that the individual defendants breached various fiduciary duties to the dMY IV stockholders and that the Company aided and abetted such breaches. The case is brought on behalf of a purported class of holders of dMY IV Class A Common Stock who held such stock prior to the redemption deadline for the Business Combination, did not exercise the right to redeem their shares, and were allegedly injured. Defendants filed a motion to dismiss the complaint on November 12, 2024. On January 5, 2025, the court granted the motion in part and dismissed all claims against the Company. The claims against the former officers and directors remain pending and, pursuant to the Merger Agreement, the Company remains obligated to indemnify the former officers and directors for such claims.
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

(11)Stockholders’ Equity
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
The consolidated statement of stockholders’ equity for the fiscal year ended January 31, 2024 includes 2,148,543 shares of the Company’s Class A common stock in “Other” to reflect legally outstanding shares issued in prior periods which are not considered outstanding for accounting purposes until vesting conditions are met. The amount is comprised of 1,286,043 and 862,500 shares of the Company's Class A common stock related to early exercised stock options (see Note 14) and dMY Sponsor Earn-out Shares (see Note 14), respectively. The impact of this share activity is not material to the fiscal year ended January 31, 2024 or prior periods.
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
Preferred Stock
The Company’s board of directors is authorized to issue shares of preferred stock from time to time in one or more series, each such series to have such terms as stated or expressed in the resolution or resolutions providing for the creation and issuance of such series. As of January 31, 2025 and 2024, the Company had no preferred stock issued or outstanding.

(12)Public and Private Placement Warrants
Public and Private Placement Warrants
As of January 31, 2025 and 2024, the Company had 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.
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
Warrants to Purchase Class A Common Stock
In addition to the Public and Private Placement Warrants, there were 1,065,594 warrants to purchase shares of Class A common stock with a weighted average exercise price of $9.38 which were outstanding and exercisable as of January 31, 2025 and January 31, 2024. As of January 31, 2025, the outstanding warrants have a weighted average remaining term of 5.2 years.

(13)Related Party Transactions
As of January 31, 2025 and 2024, Google held 31,942,641 shares of the Company’s Class A common stock, and, as such, owned greater than 10% of outstanding shares of the Company’s Class A common stock.
In April 2017, the Company and Google entered into a five year content license agreement pursuant to which the Company licensed content to Google. In April 2022, the agreement automatically renewed for a period of one year and in April 2023, the agreement expired. The deferred revenue balance associated with the content license agreement was immaterial as of January 31, 2024. For the fiscal years ended January 31, 2024 and 2023, the Company recognized revenue of $0.3 million and $11.9 million, respectively, related to the content license agreement.
In July 2023, the Company and Google entered into a one year content license agreement pursuant to which the Company agreed to license content to Google and provide certain of its products and services in exchange for a $1.0 million fee. The agreement does not include extension or renewal terms. In August 2024, the content license agreement was amended to extend the term until November 2024 in exchange for a $0.3 million fee. For the fiscal years ended January 31, 2025 and 2024, the Company recognized revenue of $0.3 million and $1.0 million, respectively, related to the content license agreement.
The Company purchases hosting and other services from Google, of which $10.6 million and $12.1 million is deferred as of January 31, 2025 and 2024, respectively. The Company recorded $26.6 million of expense during the fiscal year ended January 31, 2025 relating to hosting and other services provided by Google, of which $23.9 million was classified as cost of revenue and $2.7 million was classified as research and development. The Company recorded $28.7 million of expense during the fiscal year ended January 31, 2024 relating to hosting and other services provided by Google, of which $25.8 million was classified as cost of revenue and $2.9 million was classified as research and development. The Company recorded $23.9 million of expense during the fiscal year ended January 31, 2023 relating to hosting and other services provided by Google, of which $21.5 million was classified as cost of revenue and $2.4 million was classified as research and development.
As of January 31, 2025 and 2024, the Company’s accrued and other current liabilities balance included $2.4 million and $2.5 million related to hosting and other services provided by Google, respectively.
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increased the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 10 for future Google hosting purchase commitments, including the amended commitments, as of January 31, 2025.

(14)Stock-based Compensation
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
Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Cost of revenue	$4,028	$3,909	$5,119
Research and development	18,403	25,889	33,354
Sales and marketing	8,736	10,220	13,729
General and administrative	19,657	19,458	24,671
Total expense	50,824	59,476	76,873
Capitalized to internal-use software development costs and property and equipment	(2,339)	(2,344)	(1,329)
Total stock-based compensation expense	$48,485	$57,132	$75,544
Stock Options
A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2022	41,907,551	$4.63	6.7
Exercised	(6,449,365)	2.28
Forfeited	(1,736,412)	4.75
Balances at January 31, 2023	33,721,774	5.08	6.3
Exercised	(3,133,394)	2.36
Forfeited	(3,631,427)	5.48
Balances at January 31, 2024	26,956,953	5.34	5.7
Exercised	(1,956,382)	2.95
Forfeited	(1,845,481)	5.99
Balances at January 31, 2025	23,155,090	$5.49	4.9	$37,916
Vested and exercisable at January 31, 2025	22,097,944	$5.29	4.8	$37,902
The intrinsic value of options exercised during the fiscal years ended January 31, 2025, 2024 and 2023 was $2.7 million, $4.1 million and $20.7 million, respectively.

A summary of options outstanding and exercisable by price at January 31, 2025 are as follows:

	Options Outstanding		Options Exercisable
Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Number of Options	Weighted Average Remaining Contractual Life (in Years)
$1.81	418,680	0.2	418,680	0.2
$2.03	547,350	0.7	547,350	0.7
$2.33	961,812	1.3	961,812	1.3
$3.42	91,573	2.0	91,573	2.0
$3.69	1,152,921	2.4	1,152,921	2.4
$3.82	402,618	1.8	402,618	1.8
$3.92	4,128,918	4.4	4,128,918	4.4
$4.04	8,045,398	5.2	8,045,398	5.2
$5.25	882,386	6.1	866,199	6.1
$9.75	6,523,434	6.4	5,482,475	6.4
	23,155,090		22,097,944
As of January 31, 2025, total unrecognized compensation cost related to stock options was $4.6 million. These costs are expected to be recognized over a weighted average remaining period of approximately 1.0 year.
Restricted Stock Units
A summary of RSU activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2022	5,439,736	$9.42
Vested	(3,267,382)	7.08
Granted	16,242,372	4.96
Forfeited	(1,442,125)	5.97
Balances at January 31, 2023	16,972,601	$5.90
Vested	(8,238,335)	5.33
Granted	22,941,871	3.79
Forfeited	(4,957,371)	4.91
Balances at January 31, 2024	26,718,766	$4.45
Vested	(12,841,811)	3.92
Granted	27,021,313	2.37
Forfeited	(8,289,041)	3.66
Balances at January 31, 2025	32,609,227	$3.14
RSUs generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.
Stock-based compensation expense recognized for RSUs during the fiscal years ended January 31, 2025, 2024 and 2023 was $40.8 million, $39.2 million and $33.7 million, respectively.
As of January 31, 2025, total unrecognized compensation cost related to RSUs was $88.4 million. These costs are expected to be recognized over a weighted average remaining period of approximately 2.6 years.

Performance Vesting Restricted Stock Units
During the fiscal year ended January 31, 2025, the Company granted 348,222 performance vesting restricted stock units (“PSUs”) to certain members of the Company’s senior management. A portion of the PSUs are subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the first half of the fiscal year ended January 31, 2025 and the remaining portion is subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the entire fiscal year ended January 31, 2025. Vesting is also subject to continued service through the applicable vesting dates, and the actual number of PSUs that may vest ranges from 0% to 125% of the PSUs granted based on achievement of the targets.
Stock-based compensation expense recognized for PSUs during the fiscal years ended January 31, 2025 and 2024 was $1.0 million and $0.9 million, respectively. As of January 31, 2025, total unrecognized compensation cost related to PSUs was $0.1 million, which is expected to be recognized over a period of approximately 0.2 years.
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
Stock-based compensation expense recognized related to ESPP during the fiscal year ended January 31, 2025 was $0.7 million. As of January 31, 2025, total unrecognized compensation cost related to ESPP was $0.2 million. These costs are expected to be recognized over a period of approximately 0.2 years.
Early Exercises of Stock Options
The Legacy Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within ninety days of an individual’s termination for any reason, any unvested shares of such individual for a repurchase price equal to the lesser of the then-current fair market value of a share and the amount previously paid by the individual for such unvested shares. During the fiscal year ended January 31, 2022, the Company issued 1,838,207 shares of Class A common stock upon the early exercise of unvested stock options. As of January 31, 2025, the Company had a $5.4 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 551,460.
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
During the fiscal years ended January 31, 2025, 2024 and 2023, there were 686,257, 704,407 and 1,228,138 Earn-out Shares that were forfeited, respectively. No Earn-out shares vested during the fiscal years ended January 31, 2025, 2024 and 2023. As of January 31, 2025 and 2024, there were 2,922,188 and 3,608,445 Earn-out Shares outstanding relating to Former Planet equity award holders, respectively.
During the fiscal years ended January 31, 2024 and 2023, the Company recognized $4.2 million and $24.5 million of stock-based compensation expense related to the Earn-out Shares, respectively. As of January 31, 2024, there was no remaining unrecognized compensation cost related to the Earn-out Shares.
Other Stock-based Compensation
In connection with the acquisition of VanderSat B.V. (“VanderSat”) on December 13, 2021, the Company issued 543,391 shares of Class A common stock to an employee and former owner of VanderSat which are accounted for as stock-based compensation because the shares were subject to forfeiture based on post-acquisition time-based service vesting. The shares vested in quarterly increments over two years commencing on December 13, 2021. The fair value was determined to be $9.47 per share based on the quoted closing price of the Company’s Class A common stock on the date of the acquisition. During the fiscal years ended January 31, 2024 and 2023, the Company recognized $2.2 million and $2.6 million of stock-based compensation expense related to these shares, respectively.

(15)Income Taxes
The components of the loss before income taxes are as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Domestic	$(123,996)	$(146,582)	$(163,575)
Foreign	3,260	6,888	2,456
Total loss before income taxes	$(120,736)	$(139,694)	$(161,119)

The provision for (benefit from) income taxes consists of the following:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Current
Federal	$—	$—	$—
State	54	36	45
Foreign	2,308	631	1,258
Total current tax provision	2,362	667	1,303
Deferred
Federal	(642)	57	(583)
State	715	77	(90)
Foreign	25	14	217
Total deferred tax benefit	98	148	(456)
Income tax provision	$2,460	$815	$847

A reconciliation between the U.S. federal statutory income tax and the Company’s effective tax rates as a percentage of loss before income taxes is as follows:

	Year Ended January 31,
	2025	2024	2023
Provision computed at federal statutory rate	21.0%	21.0%	21.0%
States taxes, net of federal benefit	3.1%	3.9%	3.7%
Foreign rate differential	(2.2)%	0.1%	(0.4)%
Revaluation gain/loss	(3.2)%	2.1%	0.9%
Stock-based compensation	(4.2)%	(4.7)%	(0.8)%
Tax credits	4.9%	4.3%	2.8%
Change in valuation allowance	(21.0)%	(26.3)%	(27.3)%
Other	(0.4)%	(1.0)%	(0.4)%
Effective tax rate	(2.0)%	(0.6)%	(0.5)%
The components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
(in thousands)	2025	2024	2023
Deferred tax assets
Net operating loss carryforwards	$142,757	$138,968	$124,823
Tax Credit carryforwards	38,107	32,540	25,710
Stock-based compensation	18,207	18,984	17,683
Capitalized research expenses	67,048	48,527	24,152
Property and Equipment	19,214	11,759	10,086
Excess interest expense	1,542	3,776	8,742
Operating lease liability	4,724	5,525	5,274
Other	5,679	6,580	5,614
Total deferred tax assets	297,278	266,659	222,084
Valuation allowance	(284,882)	(254,929)	(211,813)
Total deferred tax assets	12,396	11,730	10,271
Deferred tax liabilities
Operating lease right-of-use assets	(4,253)	(4,886)	(4,863)
Intangible assets	(8,546)	(7,150)	(5,566)
Total deferred tax liabilities	(12,799)	(12,036)	(10,429)
Net deferred tax assets (liabilities)	$(403)	$(306)	$(158)
As of January 31, 2025, the Company had a net deferred tax liability of $0.4 million. The Company had deferred tax assets of $297.3 million and $266.7 million before valuation allowances as of January 31, 2025 and 2024, respectively. The Company assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates all available positive and negative evidence such as past operating results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Management believes that it is more likely than not that the majority of U.S. and foreign deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets in these jurisdictions.

The net change in the total valuation allowance is as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Valuation allowance, beginning of year	$254,929	$211,813	$166,081
Change in valuation allowance	29,953	43,116	45,732
Valuation allowance, end of year	$284,882	$254,929	$211,813
The Company considers the undistributed earnings of its foreign subsidiaries permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of January 31, 2025, the Company’s unremitted earnings from its foreign subsidiaries were $27.9 million and the corresponding unrecognized deferred U.S. income tax liability is not material.
The Company is subject to income taxes in the United States and various foreign jurisdictions. As of January 31, 2025, the Company had approximately $564.9 million of federal net operating loss (“NOL”) carryforward, of which $259.2 million will expire at various dates through 2038 and $305.7 million has an indefinite carryforward. Additionally, the Company had state and foreign NOL carryforwards of $364.2 million and $3.2 million, respectively. The state and foreign NOL carryforwards might be available to offset future taxable income, which will expire in varying amounts beginning in 2025. An insignificant amount of NOL and credits carryforwards may be subject to annual limitations under Internal Revenue Code Section 382.
As of January 31, 2025, the Company had approximately $31.9 million of federal and $19.1 million of California research and development credit carryforwards available to reduce future taxable liability. The federal credit carryforwards will expire beginning in 2032 and California credits can be carried forward indefinitely.
The Company’s unrecognized tax benefits are as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Beginning of year	$8,717	$6,900	$5,688
Additions based on tax positions related to the current year	1,490	1,616	1212
Additions for tax positions of prior years	—	201	—
End of year	$10,207	$8,717	$6,900
As of January 31, 2025, the Company’s estimated gross unrecognized tax benefits were $10.2 million, none of which, if recognized, would affect the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company determined that no accrual for interest and penalties was required as of January 31, 2025 and 2024 and no such expenses were incurred in the years presented.
The Company does not anticipate the total amounts of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
The Company files U.S. federal, various state and foreign income tax returns. The Company is not currently under audit by any taxing authorities. All tax years remain open to examination by taxing jurisdictions to which the Company is subject.

(16)Net Loss Per Share Attributable to Common Stockholders
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

	Year Ended January 31,
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders	$(123,196)	$(140,509)	$(161,966)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	292,124,291	279,585,698	267,126,918
Basic and diluted net loss per share attributable to common stockholders	$(0.42)	$(0.50)	$(0.61)
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
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Year Ended January 31,
	2025	2024	2023
Warrants to purchase Class A common stock	1,065,594	1,065,594	1,065,594
Common stock options	23,155,090	26,956,953	33,721,774
Restricted Stock Units	32,609,227	26,718,766	16,972,601
Performance vesting Restricted Stock Units	260,597	—	—
Shares committed under ESPP	362,603	—	—
Earn-out Shares	24,381,198	25,067,455	25,771,862
dMY Sponsor Earn-out Shares	862,500	862,500	862,500
Public Warrants	6,899,982	6,899,982	6,899,982
Private Placement Warrants	5,933,333	5,933,333	5,933,333
Early exercised common stock options, subject to future vesting	551,460	919,100	1,286,741
Shares issued in connection with acquisition, subject to future vesting	—	—	271,695
	96,081,584	94,423,683	92,786,082

(17)Segment and Geographic Information
The Company has determined that it operates in one operating and reportable segment as the CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net loss, as reported on our Consolidated Statements of Operations, in evaluating performance of the Company’s single segment and determining how to allocate resources of the Company as a whole.

Financial information for the Company’s reportable segment was as follows:

	Year Ended January 31,
(in thousands)	2025	2024	2023
Revenue	$244,352	$220,696	$191,256
Less: Significant and other segment expenses
Cost of revenue (1)	63,696	62,435	54,398
Research and development (1)	73,883	83,377	76,801
Sales and marketing (1)	63,852	73,167	63,664
General and administrative (1)	53,548	57,001	53,194
Depreciation and amortization	45,637	47,639	43,330
Stock-based compensation	48,485	57,132	75,544
Restructuring costs (2)	10,574	7,376	—
Employee transaction bonuses in connection with the Sinergise business combination (3)	—	2,317	—
Certain litigation expenses (4)	799	—	—
Other segment items (5)	7,074	(29,239)	(13,709)
Consolidated net loss	(123,196)	(140,509)	(161,966)
(1) Exclusive of the following items shown separately; Depreciation and amortization, stock-based compensation, restructuring costs, employee transaction bonuses in connection with the Sinergise business combination and certain litigation expenses.
(2) Exclusive of stock based compensation shown separately. Refer to Note 7 “Restructuring”.
(3) Refer to Note 5 “Acquisitions”.
(4) Expenses relating to the Delaware class action lawsuit. Refer to Note 10 “Commitments and Contingencies”.
(5) Includes interest income, change in fair value of warrant liabilities, other income (expense), net and provision for income taxes. Refer to the Consolidated Statements of Operations.
Capital expenditures, which consists of purchases of property and equipment and capitalized internal-use software costs, for the fiscal years ended January 31, 2025, 2024, and 2023 was $49.6 million, $42.4 million, and $12.8 million, respectively.
The Company’s long-lived assets by geographic region are as follows:

	January 31,
(in thousands)	2025	2024
United States	$116,042	$107,070
Rest of world	5,707	6,359
Total property and equipment, net	$121,749	$113,429
The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of January 31, 2025 and 2024.

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
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of January 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
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
Our management, under the supervision of our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2025 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.
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

Item 9B. Other Information
During the three months ended January 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The additional information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2025.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2025.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2025.

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

3.1	Certificate of Incorporation of Planet Labs PBC (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

3.2	Amended and Restated Bylaws of Planet Labs PBC (incorporated by reference to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024)

4.1
Warrant Agreement, dated March 4, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 9, 2021)

4.2	Description of Registered Securities (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

10.2
Amended and Restated Registration Rights Agreement, dated December 7, 2021 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

10.3
Form of Lock-Up Agreement, by and among dMY Technology Group, Inc. IV, dMY Sponsor IV, LLC and the directors and executive officers of dMY Sponsor IV, LLC (incorporated by reference to Annex H to the Registrant’s proxy statement/prospectus dated November 5, 2021)

10.4#	Planet Labs PBC Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K dated March 29, 2024)

10.5#	Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

10.6#
Form of Restricted Stock Unit Agreement under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.7#
Form of Global Restricted Stock Unit Agreement under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.8#
Form of Stock Option Agreement under the Planet Labs Inc. Amended and Restated 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.9#	Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.10#
Form of Global Stock Option Agreement under the Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.11#
Form of Global Restricted Stock Unit Agreement under the Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.12#
Form of 2023 Global Restricted Stock Unit Agreement under the Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2023)

10.13#
Form of Performance-Vesting Restricted Stock Unit Agreement under the Planet Labs PBC 2021 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K, filed with the SEC on April 25, 2023)

10.14#	Planet Labs PBC 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-8, filed with the SEC on February 15, 2022)

10.15*#	Planet Labs PBC Outside Director Compensation Policy, as amended

10.16#
Employment Offer Letter, dated February 1, 2012, between William Marshall and Cosmogia Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.17#
Employment Offer Letter, dated December 19, 2011, between Robbie Schingler and Cosmogia Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 30, 2023)

10.18#
Employment Offer Letter, dated January 15, 2020, between Ashley Johnson and Planet Labs Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.19#
Employment Offer Letter, dated February 15, 2021, between Kevin Weil and Planet Labs Inc. (incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on April 14, 2022)

10.20#	Planet Labs PBC Executive Severance Plan and Participation Notice (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report to Form 10-Q, filed with the SEC on December 8, 2023)

10.21^
Google Cloud Platform License Agreement, dated December 15, 2016, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.22^
Google Cloud Platform Addendum, dated February 13, 2020, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.23^
Amendment No. 1 to Google Platform Addendum, dated May 27, 2020, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.24^
Amendment No. 2 to Google Platform Addendum, dated June 28, 2021, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.25^
Amendment No. 3 to Google Platform Addendum, dated October 6, 2021, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.26^
Amendment 4 to Google Platform Addendum, dated April 23, 2024, by and between Planet Labs PBC and Google Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on December 9, 2024)

10.27#
Advisory Agreement, dated May 6, 2024, by and between Planet Labs PBC, and Kevin Weil (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2024)

10.28#
Advisory Agreement, dated May 6, 2024, by and between Planet Labs Federal Inc., a subsidiary of Planet Labs PBC, and Kevin Weil (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on June 6, 2024)

16.1
Letter from Ernst & Young LLP to the Securities and Exchange Commission dated April 4, 2024 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024)

19.1*	Planet Labs PBC Insider Trading Compliance Policy

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Former Independent Registered Public Accounting Firm

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Planet Labs PBC Policy For Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL)
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

PLANET LABS PBC

Date: March 26, 2025	By:	/s/ William Marshall
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

Signature	Title	Date

/s/ William Marshall	Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)	March 26, 2025
William Marshall

/s/ Ashley Johnson	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2025
Ashley Johnson

/s/ Robert Schingler, Jr.	Director	March 26, 2025
Robert Schingler, Jr.

/s/ Carl Bass	Director	March 26, 2025
Carl Bass

/s/ Ita Brennan	Director	March 26, 2025
Ita Brennan

/s/ Niccolo de Masi	Director	March 26, 2025
Niccolo de Masi

/s/ Vijaya Gadde	Director	March 26, 2025
Vijaya Gadde

/s/ J. Heidi Roizen	Director	March 26, 2025
J. Heidi Roizen

/s/ Kristen Robinson	Director	March 26, 2025
Kristen Robinson

/s/ John W. Raymond	Director	March 26, 2025
John W. Raymond