Form 10-Q
period 2025-04-30
Planet Labs PBC
filed 2025-06-04
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2025
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

The registrant had 282,273,344 outstanding shares of Class A common stock and 21,157,586 outstanding shares of Class B common stock as of June 2, 2025.

Unless the context otherwise requires, the “Company”, “Planet”, “we”, “our”, “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.
Cautionary Note Regarding Forward Looking Information
This Quarterly Report on Form 10-Q for the quarter ended April 30, 2025 (the “Form 10-Q” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Factors that may impact such forward-looking statements include:
•our future financial performance, including expectations regarding our revenue, cost of revenue, operating expenses, capital expenditures, cash flows, and our ability to achieve profitability;
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
•our expectations regarding macroeconomic uncertainty and the geopolitical environment, including trade tensions and tariffs;
•our expectations regarding the future impact of funding, policies, priorities and regulations of our government customers;
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

The foregoing list may not contain all of the forward-looking statements made in this Form 10-Q. Such forward-looking statements are based on available current market material and our current expectations, beliefs and forecasts concerning future events and their potential effects on Planet. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties, and other factors, including those described in Part II, Item 1A “Risk Factors” of this Quarterly Report, as well as the other documents filed by us from time to time with the U.S. Securities and Exchange Commission (“SEC”). We operate in a rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Form 10-Q. We cannot assure you that the results, events, and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
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

Part I. - Financial Information
Item 1. Financial Statements.
Planet Labs PBC
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)	April 30, 2025	January 31, 2025
Assets
Current assets
Cash and cash equivalents	$133,471	$118,048
Restricted cash and cash equivalents, current	6,607	6,598
Short-term investments	92,624	104,027
Accounts receivable, net of allowance of $1,460 and $807, respectively	74,663	55,833
Prepaid expenses and other current assets	17,447	17,719
Total current assets	324,812	302,225
Property and equipment, net	122,473	121,749
Capitalized internal-use software, net	19,783	18,974
Goodwill	138,490	136,349
Intangible assets, net	27,764	27,452
Restricted cash and cash equivalents, non-current	5,526	5,348
Operating lease right-of-use assets	17,927	19,752
Other non-current assets	1,615	1,947
Total assets	$658,390	$633,796
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,097	$2,604
Accrued and other current liabilities	28,823	42,600
Deferred revenue	108,336	82,275
Liability from early exercise of stock options	4,482	5,378
Operating lease liabilities, current	8,816	9,221
Total current liabilities	154,554	142,078
Deferred revenue	29,676	11,182
Deferred hosting costs	7,750	5,368
Public and private placement warrant liabilities	7,690	18,077
Operating lease liabilities, non-current	10,806	12,392
Contingent consideration	2,697	2,883
Other non-current liabilities	415	530
Total liabilities	213,588	192,510
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at April 30, 2025 and January 31, 2025, 282,245,781 and 278,937,702 Class A shares issued and outstanding at April 30, 2025 and January 31, 2025, respectively, 21,157,586 Class B shares issued and outstanding at April 30, 2025 and January 31, 2025, 0 Class C shares issued and outstanding at April 30, 2025 and January 31, 2025	28	28
Additional paid-in capital	1,656,709	1,645,356
Accumulated other comprehensive income (loss)	3,694	(1,097)
Accumulated deficit	(1,215,629)	(1,203,001)
Total stockholders’ equity	444,802	441,286
Total liabilities and stockholders’ equity	$658,390	$633,796

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended April 30,
(in thousands, except share and per share amounts)	2025	2024
Revenue	$66,265	$60,440
Cost of revenue	29,662	28,757
Gross profit	36,603	31,683
Operating expenses
Research and development	23,074	25,589
Sales and marketing	16,314	21,485
General and administrative	19,986	19,180
Total operating expenses	59,374	66,254
Loss from operations	(22,771)	(34,571)
Interest income	1,884	3,107
Change in fair value of warrant liabilities	10,387	1,530
Other income (expense), net	(1,200)	1,083
Total other income, net	11,071	5,720
Loss before provision for income taxes	(11,700)	(28,851)
Provision for income taxes	928	442
Net loss	(12,628)	(29,293)
Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.10)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	300,267,952	288,268,718

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended April 30,
(in thousands)	2025	2024
Net loss	$(12,628)	$(29,293)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	4,775	(534)
Change in fair value of available-for-sale securities	16	(512)
Other comprehensive income (loss), net of tax	4,791	(1,046)
Comprehensive loss	$(7,837)	$(30,339)

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	289,275,491	$28	$1,596,201	$1,594	$(1,079,805)	$518,018
Issuance of Class A common stock from the exercise of common stock options	35,318	—	20	—	—	20
Issuance of Class A common stock upon vesting of restricted stock units	2,334,916	—	—	—	—	—
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(908,417)	—	(2,015)	—	—	(2,015)
Stock-based compensation	—	—	13,745	—	—	13,745
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(512)	—	(512)
Change in translation	—	—	—	(534)	—	(534)
Net loss	—	—	—	—	(29,293)	(29,293)
Balances at April 30, 2024	290,737,308	$28	$1,608,847	$548	$(1,109,098)	$500,325

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2025	300,095,288	28	1,645,356	(1,097)	(1,203,001)	441,286
Issuance of Class A common stock from the exercise of common stock options	683,189	—	1,570	—	—	1,570
Issuance of Class A common stock upon vesting of restricted stock units	3,380,365	—	—	—	—	—
Issuance of Class A common stock for employee stock purchase program	500,589	—	936	—	—	936
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(1,256,064)	—	(5,264)	—	—	(5,264)
Stock-based compensation	—	—	13,215	—	—	13,215
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	16	—	16
Change in translation	—	—	—	4,775	—	4,775
Net loss	—	—	—	—	(12,628)	(12,628)
Balances at April 30, 2025	303,403,367	$28	$1,656,709	$3,694	$(1,215,629)	$444,802
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended April 30,
(in thousands)	2025	2024
Operating activities
Net loss	$(12,628)	$(29,293)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	11,082	13,103
Stock-based compensation, net of capitalized cost of $673 and $673, respectively	12,542	13,072
Change in fair value of warrant liabilities	(10,387)	(1,530)
Change in fair value of contingent consideration	(41)	(101)
Other	1,229	(547)
Changes in operating assets and liabilities
Accounts receivable	(21,185)	5,482
Prepaid expenses and other assets	1,254	(731)
Accounts payable, accrued and other liabilities	(8,915)	(5,237)
Deferred revenue	42,072	(721)
Deferred hosting costs	2,323	2,206
Net cash provided by (used in) operating activities	17,346	(4,297)
Investing activities
Purchases of property and equipment	(8,119)	(9,938)
Capitalized internal-use software	(1,225)	(1,418)
Maturities of available-for-sale securities	11,123	32,158
Sales of available-for-sale securities	582	43,116
Purchases of available-for-sale securities	—	(28,043)
Business acquisition, net of cash acquired	—	(1,068)
Purchases of licensed imagery intangible assets	(621)	(4,024)
Other	—	(300)
Net cash provided by investing activities	1,740	30,483
Financing activities
Proceeds from the exercise of common stock options	2,962	20
Payments for withholding taxes related to the net share settlement of equity awards	(5,264)	(2,015)
Proceeds from employee stock purchase program	346	—
Payments of contingent consideration for business acquisitions	(4,820)	—
Other	(2,383)	(380)
Net cash used in financing activities	(9,159)	(2,375)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	5,683	(276)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	15,610	23,535
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	129,994	102,198
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$145,604	$125,733

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

(2)Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Operating results for the three months ended April 30, 2025 are not necessarily indicative of the results expected for the fiscal year ending January 31, 2026 or any other future period.
The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of Planet Labs PBC and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year end is January 31.
Certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “2025 Form 10-K”).
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands, Slovenia, Austria, and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss at April 30, 2025 that the Company would incur if parties to cash, cash equivalents, and short-term investments failed completely to perform according to the terms of the contracts is $223.7 million.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. As of April 30, 2025, two customers accounted for 35% and 16% of accounts receivable, respectively. As of January 31, 2025, one customer accounted for 12% or more of accounts receivable.
For the three months ended April 30, 2025, three customers accounted for 16%, 14%, and 11% of revenue, respectively. For the three months ended April 30, 2024, one customer accounted for 18% of revenue.
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
Significant Accounting Policies
The Company’s significant accounting policies are included in Note 2 of its Consolidated Financial Statements included in the 2025 Form 10-K.
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

(3)Revenue
Deferred Revenue
During the three months ended April 30, 2025 and 2024, the Company recognized revenue of $31.8 million and $26.2 million, respectively, that had been included in deferred revenue as of January 31, 2025 and January 31, 2024, respectively.
Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $451.9 million as of April 30, 2025. The Company expects to recognize approximately 45% of the remaining performance obligation over the next 12 months, approximately 76% of the remaining obligation over the next 24 months, and the remainder thereafter.
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
During the three months ended April 30, 2025 and 2024, the Company deferred $0.1 million and $0.3 million of commission expenditures to be amortized in future periods, respectively. The Company’s amortization of commission expenditures was $0.7 million and $0.7 million for the three month periods ended April 30, 2025 and 2024, respectively. As of April 30, 2025 and January 31, 2025, deferred commissions consisted of the following:

(in thousands)	April 30, 2025	January 31, 2025
Deferred commission, current	$1,747	$1,982
Deferred commission, non-current	1,389	1,721
Total deferred commission	$3,136	$3,703
The current portion of deferred commissions are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The non-current portion of deferred commissions are included in other non-current assets on the condensed consolidated balance sheets.
Disaggregation of Revenue
During the three months ended April 30, 2025, the Company revised the presentation of revenue by geography in its disaggregated revenue disclosures. Previously, revenue was disaggregated by individual country, but it is now presented by major geographic region. This change was made to enhance comparability with peer companies and to better align external reporting with how management evaluates the effect of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows. The Company has applied this change in presentation retrospectively, with comparable periods being revised to reflect the new change in presentation. This change in presentation has no impact on the Company’s total reported revenue, net loss, or any other financial statement line item for any period presented.

The following table disaggregates revenue by major geographic region:

	Three Months Ended April 30,
(in thousands)	2025	2024
North America ("NAM")	$29,533	$32,713
Asia Pacific & Japan ("APJ")	15,307	11,142
Europe, Middle East, & Africa ("EMEA")	18,849	13,694
Latin America ("LATAM")	2,576	2,891
Total revenue	$66,265	$60,440

The following table disaggregates revenue by customer type:

	Three Months Ended April 30,
(in thousands)	2025	2024
Civil Government	$16,280	$18,049
Commercial	13,338	12,777
Defense & Intelligence	36,647	29,614
Total revenue	$66,265	$60,440

(4)Fair Value of Financial Assets and Liabilities
Assets and liabilities recognized or disclosed at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their respective fair values.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of April 30, 2025 and January 31, 2025 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

	April 30, 2025
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$40,039	$—	$—
Restricted cash equivalents: money market funds	11,954	—	—
Short-term investments:
U.S. Treasury securities	13,038	—	—
Commercial paper	—	3,151	—
Corporate bonds	—	74,325	—
Certificates of deposit	—	2,110	—
Total assets	$65,031	$79,586	$—
Liabilities
Public Warrants	$4,278	$—	$—
Private Placement Warrants	—	—	3,412
Contingent consideration for acquisitions	—	—	2,697
Total liabilities	$4,278	$—	$6,109

	January 31, 2025
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$29,054	$—	$—
Restricted cash equivalents: money market funds	10,350	—	—
Short-term investments:
U.S. Treasury securities	13,095	—	—
Commercial paper	—	4,290	—
Corporate bonds	—	84,528	—
Certificates of deposit	—	2,114	—
Total assets	$52,499	$90,932	$—
Liabilities
Public Warrants	$9,177	$—	$—
Private Placement Warrants	—	—	8,900
Contingent consideration for acquisitions	—	—	7,558
Total liabilities	$9,177	$—	$16,458
The fair value of cash held in banks and accrued and other current liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.
Money Market Funds
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds during the three months ended April 30, 2025 and 2024.
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
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility. The expected volatility input utilized for the fair value measurements of the Private Placement Warrants as of April 30, 2025 and January 31, 2025 was 100% and 80%, respectively.
Contingent Consideration for Acquisitions
The Company has recorded contingent consideration liabilities in connection with its acquisitions of Salo Sciences and Sinergise (see Note 5 of the Company’s Consolidated Financial Statements included in the 2025 Form 10-K). The Company measures the fair value of the contingent consideration liabilities based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy.

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
Level 3 Disclosures
The following is a roll-forward of Level 3 liabilities measured at fair value for the three months ended April 30, 2025 and 2024:

(in thousands)	Private Placement Warrants	Technical Milestone Contingent Consideration*	Customer Contract Earnout Contingent Consideration*	Customer Consent Escrow Contingent Consideration*
Fair value at end of year, January 31, 2024	$1,305	$5,114	$1,926	$5,851
Payments	—	—	(180)	—
Change in fair value	(771)	(183)	13	69
Fair value at April 30, 2024	$534	$4,931	$1,759	$5,920

Fair value at end of year, January 31, 2025	$8,900	$5,980	$1,578	$—
Payments	—	(3,250)	(1,570)	—
Change in fair value	(5,488)	(33)	(8)	—
Fair value at April 30, 2025	$3,412	$2,697	$—	$—
* There was no current portion of the contingent consideration liabilities balance as of April 30, 2025. The current portion of the contingent consideration liabilities balance of $4.7 million as of January 31, 2025, is included within accrued and other current liabilities. Changes in fair value of the contingent consideration liability for the Salo Sciences technical milestone payments are included within research and development expenses. Changes in fair value of the Salo Sciences contingent consideration liability for customer contract earnout payments are included within sales and marketing expenses. Changes in fair value of the contingent consideration liability for the Sinergise acquisition customer consent escrow payments are included within general and administrative expenses.
Other
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of April 30, 2025 and January 31, 2025, there were no material non-financial assets recorded at fair value.

(5)Balance Sheet Components
Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash and cash equivalents balances of $12.1 million and $11.9 million as of April 30, 2025 and January 31, 2025, respectively.
The restricted cash and cash equivalents balances as of April 30, 2025 and January 31, 2025 primarily consisted of $5.0 million of consideration placed in escrow in connection with the Sinergise acquisition and $4.0 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases.
A reconciliation of the Company’s cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated statements of cash flows as of April 30, 2025 and January 31, 2025 is as follows:

(in thousands)	April 30, 2025	January 31, 2025
Cash and cash equivalents	$133,471	$118,048
Restricted cash and cash equivalents, current	6,607	6,598
Restricted cash and cash equivalents, non-current	5,526	5,348
Total cash, cash equivalents, and restricted cash and cash equivalents	$145,604	$129,994
Short-term Investments
Short-term investments consisted of the following as of April 30, 2025 and January 31, 2025:

	April 30, 2025
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$13,010	$31	$(3)	$13,038
Commercial paper	3,148	3	—	3,151
Corporate bonds	74,200	134	(9)	74,325
Certificates of deposit	2,109	1	—	2,110
Total short-term investments	$92,467	$169	$(12)	$92,624

	January 31, 2025
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$13,154	$—	$(58)	$13,096
Commercial paper	4,285	4	—	4,289
Corporate bonds	84,336	208	(16)	84,528
Certificates of deposit	2,111	3	—	2,114
Total short-term investments	$103,886	$215	$(74)	$104,027

The following table summarizes the contracted maturities of the Company’s short-term investments as of April 30, 2025 and January 31, 2025:

	April 30, 2025		January 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$54,007	$54,080	$60,974	$61,174
Due in 1-2 years	38,460	38,544	42,912	42,853
	$92,467	$92,624	$103,886	$104,027
Property and Equipment, Net
Property and equipment, net consists of the following:

(in thousands)	April 30, 2025	January 31, 2025
Satellites	$245,599	$244,105
Satellites in process and not placed into service	69,903	65,451
Leasehold improvements	17,339	17,271
Ground stations and ground station equipment	21,535	21,270
Office furniture, equipment and fixtures	11,589	10,828
Computer equipment and purchased software	10,010	9,663
Total property and equipment, gross	375,975	368,588
Less: Accumulated depreciation	(253,502)	(246,839)
Total property and equipment, net	$122,473	$121,749
Total depreciation expense for the three months ended April 30, 2025 and 2024 was $9.0 million and $11.0 million, respectively, of which $8.1 million and $10.3 million, respectively, was depreciation expense specific to satellites.
Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

(in thousands)	April 30, 2025	January 31, 2025
Capitalized internal-use software	$53,063	$51,526
Less: Accumulated amortization	(33,280)	(32,552)
Capitalized internal-use software, net	$19,783	$18,974
Amortization expense for capitalized internal-use software for the three months ended April 30, 2025 and 2024 was $0.7 million and $0.6 million, respectively.
Goodwill and Intangible Assets
Goodwill and intangible assets consists of the following:

	April 30, 2025				January 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$30,430	$(14,462)	$202	$16,170	$30,429	$(13,790)	$(634)	$16,005
Image library	20,876	(13,812)	312	7,376	19,978	(13,397)	497	7,078
Customer relationships	7,143	(4,414)	50	2,779	7,143	(4,286)	(147)	2,710
Trade names and other	6,389	(4,988)	38	1,439	6,389	(4,759)	29	1,659
Total intangible assets	$64,838	$(37,676)	$602	$27,764	$63,939	$(36,232)	$(255)	$27,452
Goodwill	$135,981	$—	$2,509	$138,490	$135,981	$—	$368	$136,349

Amortization expense for intangible assets for the three months ended April 30, 2025 and 2024 was $1.4 million and $1.5 million, respectively. No impairment charges were recognized related to intangible assets (including goodwill) for the three months ended April 30, 2025 and 2024.
The change in the carrying amount of goodwill during the three months ended April 30, 2025 and 2024 is as follows:

	Three Months Ended April 30,
(in thousands)	2025	2024
Beginning of period	$136,349	$136,256
Addition	—	1,068
Currency translation adjustment	2,141	(214)
End of period	$138,490	$137,110
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
Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

(in thousands)	April 30, 2025	January 31, 2025
Deferred R&D service liability (see Note 7)	$2,684	$4,723
Payroll and related expenses	4,424	8,059
Deferred hosting costs	5,131	5,190
Withholding taxes and other taxes payable	2,545	2,792
Contingent consideration	—	4,675
Escrow liability	5,000	5,000
Severance and other employee termination costs	—	250
Other accruals	9,039	11,911
Total accrued and other current liabilities	$28,823	$42,600

(6)Leases
The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of April 30, 2025, the Company has no finance leases.
Operating lease costs were $2.4 million and $2.3 million for the three months ended April 30, 2025 and 2024, respectively. Variable lease expenses and short-term lease expenses were immaterial for the three months ended April 30, 2025 and 2024.
Operating cash flows from operating leases were $2.7 million and $2.4 million for the three months ended April 30, 2025 and 2024, respectively.
Right of use assets obtained in exchange for operating lease liabilities were $0.5 million for the three months ended April 30, 2024.

Maturities of operating lease liabilities as of April 30, 2025 were as follows:

(in thousands)
Remainder of Fiscal Year 2026	$7,885
2027	7,422
2028	3,262
2029	2,107
2030	864
Thereafter	163
Total lease payments	$21,703
Less: Imputed interest	(2,081)
Total lease liabilities	$19,622
Weighted average remaining lease term (years)	2.8
Weighted average discount rate	7.9%
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
During the three months ended April 30, 2025 and 2024, the Company recognized $0.2 million and $3.2 million of funding and incurred $0.2 million and $2.3 million of research and development expenses, respectively, in connection with the R&D Services Agreement. As of April 30, 2025 and January 31, 2025, the Company had received a total of $46.4 million of funding under the R&D Services Agreement.
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
During the three months ended April 30, 2025 and 2024, the Company recognized $1.7 million and $2.6 million of funding, respectively, and incurred $1.7 million and $2.7 million of research and development expenses, respectively, in connection with the NASA CSP. As of April 30, 2025 and January 31, 2025, the Company had received a total of $28.7 million of funding in connection with the NASA CSP.

(8)Commitments and Contingencies
Launch Services
The Company has purchase commitments for future satellite launch services to be performed by third parties subsequent to April 30, 2025. Future purchase commitments under noncancelable launch service contracts as of April 30, 2025 consisted of $3.7 million of total purchase commitments for the remainder of fiscal year ended January 31, 2026 and $0.1 million of total purchase commitments for the fiscal year ended January 31, 2030.
Hosting Service Agreement
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 10). Future minimum purchase commitments under the non-cancelable hosting service agreement with Google as of April 30, 2025 are as follows:

(in thousands)
Remainder of Fiscal Year 2026	$25,329
2027	32,725
2028	33,427
Total purchase commitments	$91,481
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
As of April 30, 2025 and January 31, 2025, there were 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.
Warrants to Purchase Class A Common Stock
In addition to the Public and Private Placement Warrants, there were 1,065,594 warrants to purchase shares of Class A common stock with a weighted average exercise price of $9.38 which were outstanding and exercisable as of April 30, 2025 and January 31, 2025. As of April 30, 2025, the outstanding warrants have a weighted average remaining term of 4.9 years.

(10)Related Party Transactions
As of April 30, 2025 and January 31, 2025, Google held 31,942,641 shares of the Company’s Class A common stock, and, as such, owned greater than 10% of outstanding shares of the Company’s Class A common stock.

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
The Company purchases hosting and other services from Google, of which $12.9 million and $10.6 million is deferred as of April 30, 2025 and January 31, 2025, respectively. The Company recorded $6.7 million of expense during the three months ended April 30, 2025 relating to hosting and other services provided by Google, of which $6.0 million was classified as cost of revenue and $0.7 million was classified as research and development. The Company recorded $7.0 million of expense during the three months ended April 30, 2024 related to hosting and other services provided by Google, of which $6.3 million was classified as cost of revenue and $0.7 million was classified as research and development.
As of April 30, 2025 and January 31, 2025, the Company’s accrued and other current liabilities balance included $2.6 million and $2.4 million related to hosting and other services provided by Google, respectively.
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increased the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 8, Commitments and Contingencies, for future Google hosting purchase commitments, including the amended commitments, as of April 30, 2025.

(11)Stock-based Compensation
The Company's equity incentive plans are described in Note 14, Stock-based Compensation, in the Notes to the Consolidated Financial Statements in the 2025 Form 10-K.
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Three Months Ended April 30,
(in thousands)	2025	2024
Cost of revenue	$1,667	$981
Research and development	4,584	5,731
Sales and marketing	1,929	2,403
General and administrative	5,035	4,630
Total expense	13,215	13,745
Capitalized to internal-use software development costs and property and equipment	(673)	(673)
Total stock-based compensation expense	$12,542	$13,072

Stock Options
A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2025	23,155,090	$5.49	4.9
Exercised	(683,189)	$2.30
Granted	—	$—
Forfeited	(125,803)	$6.98
Balances at April 30, 2025	22,346,098	$5.58	4.6	$1,460
Vested and exercisable at April 30, 2025	21,705,924	$5.46	4.6	$1,460
As of April 30, 2025, total unrecognized compensation cost related to stock options was $3.2 million which is expected to be recognized over a weighted average remaining period of approximately 0.9 years.
Restricted Stock Units
A summary of Restricted Stock Unit (“RSU”) activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2025	32,609,227	$3.14
Vested	(3,119,198)	$3.64
Granted	10,293,364	$3.67
Forfeited	(1,234,351)	$3.08
Balances at April 30, 2025	38,549,042	$3.24
During the three months ended April 30, 2025, the Company granted 10,293,364 RSUs, which generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.
Stock-based compensation expense recognized for RSUs during the three months ended April 30, 2025 and 2024 was $11.3 million and $10.8 million, respectively. As of April 30, 2025, total unrecognized compensation cost related to RSUs was $113.5 million. These costs are expected to be recognized over a weighted average remaining period of approximately 2.7 years.
Performance Vesting Restricted Stock Units
During the three months ended April 30, 2025, the Company granted 190,042 performance vesting restricted stock units (“PSUs”) to certain members of the Company’s senior management. A portion of the PSUs are subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the first half of the fiscal year ended January 31, 2026 and the remaining portion is subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the entire fiscal year ended January 31, 2026. Vesting is also subject to continued service through the applicable vesting dates, and the actual number of PSUs that may vest ranges from 0% to 125% of the PSUs granted based on achievement of the targets.
Stock-based compensation expense recognized for PSUs during the three months ended April 30, 2025 and 2024 was $0.3 million and $0.2 million, respectively. As of April 30, 2025, total unrecognized compensation cost related to PSUs was $0.7 million, which is expected to be recognized over a period of approximately 0.9 years.

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
During the three months ended April 30, 2025 and 2024, the Company recognized $0.3 million and $0.1 million of stock-based compensation expense related to the ESPP, respectively. As of April 30, 2025, total unrecognized compensation cost related to ESPP was $0.6 million. These costs are expected to be recognized over a period of approximately 0.4 years.
Early Exercises of Stock Options
The Legacy Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. As of April 30, 2025, the Company had a $4.5 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 459,550.
Earn-out Shares
Pursuant to the Merger Agreement, Former Planet equity award holders will have the right to receive Earn-out Shares that are contingently issuable in shares of Class A common stock. The Earn-out Shares may be earned in four equal tranches (i) when the closing price of Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) when the Company consummates a change of control transaction prior to December 7, 2026 that entitles its stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00.
No Earn-out Shares vested during the three months ended April 30, 2025 or 2024. As of April 30, 2025, there were 2,826,345 Earn-out Shares outstanding relating to Former Planet equity award holders.
As of April 30, 2025 and January 31, 2025, there was no remaining unrecognized compensation cost related to the Earn-out Shares.

(12) Income Taxes
The Company recorded income tax expense of $0.9 million and $0.4 million for the three months ended April 30, 2025 and 2024, respectively. For the three months ended April 30, 2025 and 2024, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three months ended April 30, 2025 and 2024 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of the Company’s U.S. and foreign deferred tax assets and foreign rate differences.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. Gross unrecognized tax benefits were $10.6 million and $10.2 million as of April 30, 2025 and January 31, 2025, respectively. The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate due to the valuation allowance against the deferred tax assets. The Company determined that no accrual for interest and penalties was required as of April 30, 2025 and January 31, 2025 and no such expenses were incurred in the periods presented.
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

	Three Months Ended April 30,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(12,628)	$(29,293)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	300,267,952	288,268,718
Basic and diluted net loss per share attributable to common stockholders	$(0.04)	$(0.10)
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
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of April 30,
	2025	2024
Warrants to purchase Class A common stock	1,065,594	1,065,594
Common stock options	22,346,098	26,822,106
Restricted Stock Units	38,549,042	47,013,415
Performance vesting Restricted Stock Units	208,685	355,372
Shares committed under ESPP	92,059	120,204
Earn-out Shares	24,285,355	25,038,434
dMY Sponsor Earn-out Shares	862,500	862,500
Public Warrants	6,899,982	6,899,982
Private Placement Warrants	5,933,333	5,933,333
Early exercised common stock options, subject to future vesting	459,550	827,190
Total	100,702,198	114,938,130

(14)Segment and Geographic Information
The Company has determined that it operates in one operating and reportable segment as the Chief Operating Decision Maker (“CODM”) reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net loss, as reported on our Condensed Consolidated Statements of Operations, in evaluating performance of the Company’s single segment and determining how to allocate resources of the Company as a whole.

Financial information for the Company’s reportable segment was as follows:

	Three Months Ended April 30,
(in thousands)	2025	2024
Revenue	$66,265	$60,440
Less: Significant and other segment expenses
Cost of revenue (1)	19,151	17,056
Research and development (1)	17,376	18,858
Sales and marketing (1)	14,287	18,865
General and administrative (1)	14,252	14,057
Depreciation and amortization	11,082	13,103
Stock-based compensation	12,542	13,072
Restructuring costs	20	—
Certain litigation expenses (2)	326	—
Other segment items (3)	(10,143)	(5,278)
Consolidated net loss	(12,628)	(29,293)
(1) Exclusive of the following items shown separately; Depreciation and amortization, stock-based compensation, restructuring costs, and certain litigation expenses.
(2) Expenses relating to the Delaware class action lawsuit. Refer to Note 8 “Commitments and Contingencies”.
(3) Includes interest income, change in fair value of warrant liabilities, other income (expense), net and provision for income taxes. Refer to the Condensed Consolidated Statements of Operations.
Capital expenditures, which consists of purchases of property and equipment and capitalized internal-use software costs, for the three months ended April 30, 2025 and 2024 were $9.3 million and $11.4 million, respectively.
The Company’s long-lived assets by geographic region are as follows:

(in thousands)	April 30, 2025	January 31, 2025
United States	$116,373	$116,042
Rest of world	6,100	5,707
Total property and equipment, net	$122,473	$121,749
The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of April 30, 2025 and January 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PLANET
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Planet Labs PBC. The MD&A is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q, as well as our audited annual consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2025 (the “2025 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Factors Affecting Our Results of Operations
We believe that our financial condition and result of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, in Part II, Item 1A “Risk Factors” of this Quarterly Report.

Recent Developments
Commercial Satellite Services Agreement
In January 2025, Planet entered into a multi-year $230.0 million commercial agreement with SKY Perfect JSAT (“JSAT”) through its U.S.-based subsidiary. Pursuant to the agreement, Planet will build and operate a constellation of ten Pelican high resolution satellites that will be owned by JSAT. In connection with the agreement, Planet is provided with licensing rights for certain imagery generated from the Pelicans that it will utilize to serve its customers around the world. The satellites are expected to launch beginning in 2027. The agreement includes payments totaling $230.0 million which become payable based on specified milestones. The accounting for this contract involves a judgmental process of estimating costs and profit for each performance obligation. Revenue for the build of the Pelicans is recognized over time as work progresses and revenue for services is recognized as they are rendered. Costs associated with the build of the Pelicans and performance of services is recognized as cost of revenue.
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
We also calculate End of Period (“EoP”) ACV Book of Business in connection with the calculation of several of the key operational and business metrics we utilize. We define EoP ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts, excluding customers that are exclusively Planet Insights Platform self-service paying users. Active contracts exclude any contract that has been canceled, expired prior to the last day of the period without renewing, or for any other reason is not expected to generate revenue in the subsequent period. For contracts ending on the last day of the period, the ACV is either updated to reflect the ACV of the renewed contract or, if the contract has not yet renewed or extended, the ACV is excluded from the EoP ACV Book of Business. We do not annualize short-term contracts in calculating our EoP ACV Book of Business. We calculate the ACV of usage-based contracts based on the committed contracted revenue or the revenue achieved on the usage-based contract in the prior 12-month period.
Net Dollar Retention Rate

	Three Months Ended April 30,
	2025	2024
Net Dollar Retention Rate	103%	100%
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate increased to 103% for the three months ended April 30, 2025, as compared to 100% for the three months ended April 30, 2024. The increase was primarily due to large government contract expansions.

Net Dollar Retention Rate including Winbacks

	Three Months Ended April 30,
	2025	2024
Net Dollar Retention Rate including Winbacks	104%	101%
We assess two metrics for net dollar retention—Net Dollar Retention Rate, as described above, and Net Dollar Retention Rate including winbacks. A winback is a previously existing customer that was inactive at the start of the measurement period but has reactivated during the measurement period. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention Rate set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks increased to 104% for the three months ended April 30, 2025, as compared to 101% for the three months ended April 30, 2024. The increase was primarily due to large government contract expansions.
EoP Customer Count

	Three Months Ended April 30,
	2025	2024
EoP Customer Count	919	1,031
We define EoP Customer Count as the total count of all existing customers at the end of the period excluding customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users. For EoP Customer Count, we define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. For EoP Customer Count, we do not include users that only utilize our self-service Planet Insights Platform web based ordering system, which we acquired in August 2023, and which offers standard starter packages on a monthly or annual basis. We believe excluding these users from EoP Customer Count creates a more useful metric, as we view the Planet Insights Platform starter packages as entry points for smaller accounts, leading to broader awareness of our solutions throughout their networks and organizations. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count decreased to 919 as of April 30, 2025, as compared to 1,031 as of April 30, 2024. The decrease was primarily attributable to an increased focus on larger customers.

Percent of Recurring ACV

	Three Months Ended April 30,
	2025	2024
Percent of Recurring ACV	97%	95%
Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts, excluding customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users, as well as the value of any satellite services contracts. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts (excluding customers that are exclusively Planet Insights Platform self-service paying users) divided by the total dollar value of all contracts in our EoP ACV Book of Business. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining EoP ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV increased to 97% for the three months ended April 30, 2025, as compared to 95% for the three months ended April 30, 2024. The increase was primarily attributable to demand of data subscription and usage-based contracts from large government customers.
Capital Expenditures as a Percentage of Revenue

	Three Months Ended April 30,
	2025	2024
Capital Expenditures as Percentage of Revenue	14%	19%
We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue decreased to 14% for the three months ended April 30, 2025, as compared to 19% for the three months ended April 30, 2024. The decrease was primarily attributable to an increase in revenue and timing of purchases. We expect our capital expenditures and working capital requirements to continue to increase in the foreseeable future as we seek to grow our business.
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

Results of Operations
Three months ended April 30, 2025 compared to three months ended April 30, 2024
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Three Months Ended April 30,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Revenue	$66,265	$60,440	$5,825	10%
Cost of revenue	29,662	28,757	905	3%
Gross profit	36,603	31,683	4,920	16%
Operating expenses
Research and development	23,074	25,589	(2,515)	(10)%
Sales and marketing	16,314	21,485	(5,171)	(24)%
General and administrative	19,986	19,180	806	4%
Total operating expenses	59,374	66,254	(6,880)	(10)%
Loss from operations	(22,771)	(34,571)	11,800	(34)%
Interest income	1,884	3,107	(1,223)	(39)%
Change in fair value of warrant liabilities	10,387	1,530	8,857	579%
Other income (expense), net	(1,200)	1,083	(2,283)	(211)%
Total other income, net	11,071	5,720	5,351	94%
Loss before provision for income taxes	(11,700)	(28,851)	17,151	(59)%
Provision for income taxes	928	442	486	110%
Net loss	$(12,628)	$(29,293)	$16,665	(57)%
Revenue
Revenue increased $5.8 million, or 10%, to $66.3 million for the three months ended April 30, 2025 from $60.4 million for the three months ended April 30, 2024. The increase was primarily due to a $9.4 million increase from new customer growth and partially offset by net contraction of existing customer contracts of $3.6 million. The increase in revenue was primarily driven by growth with Defense and Intelligence customers.
Cost of Revenue
Cost of revenue increased $0.9 million, or 3%, to $29.7 million for the three months ended April 30, 2025, from $28.8 million for the three months ended April 30, 2024. The increase was primarily due to a $1.4 million increase in employee-related costs, which was primarily due to efforts towards completing our satellite services contract performance obligations. The increase was also partially due to a $0.7 million increase in stock-based compensation expense and a $0.5 million increase in costs paid to solution partners and subcontractors. These increases were partially offset by a $2.1 million decrease in depreciation expense, which was primarily due to a $4.1 million decrease resulting from certain high resolution satellites that have fully depreciated.
Research and Development
Research and development expenses decreased $2.5 million, or 10%, to $23.1 million for the three months ended April 30, 2025, from $25.6 million for the three months ended April 30, 2024. The decrease was primarily due to a $4.3 million decrease in employee-related costs, primarily due to reduced headcount. The decrease was also partially due to a $1.2 million decrease in spacecraft hardware costs for research and development activities and a $1.1 million decrease in stock-based compensation expense. These decreases were partially offset by a $3.7 million decrease in funding recognized for our research and development arrangements and a $0.3 million increase in software and maintenance costs.

Sales and Marketing
Sales and marketing expenses decreased $5.2 million, or 24%, to $16.3 million, for the three months ended April 30, 2025, from $21.5 million for the three months ended April 30, 2024. The decrease was primarily due to a $3.2 million decrease in employee-related costs, primarily due to reduced headcount. The decrease was also partially due to a $0.9 million decrease in marketing expenses driven by decreased event costs, a $0.5 million decrease in stock-based compensation expense, a $0.2 million decrease in travel and entertainment costs, and a $0.2 million decrease in professional and consulting costs.
General and Administrative
General and administrative expenses increased $0.8 million, or 4%, to $20.0 million for the three months ended April 30, 2025, from $19.2 million for the three months ended April 30, 2024. The increase was primarily due to a $1.8 million increase in our allowance for expected credit losses for accounts receivable. The increase was also partially due to a $0.4 million increase in legal expenses and a $0.4 million increase in stock-based compensation expense. These increases were partially offset by a $1.1 million decrease in audit fees and a $0.8 million decrease in employee-related costs, primarily due to reduced headcount.
Interest Income
Interest income decreased $1.2 million, to $1.9 million for the three months ended April 30, 2025, from $3.1 million for the three months ended April 30, 2024. The decrease was primarily due to a decrease in the balances of our cash, cash equivalents and short-term investments.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities for both the three month periods ended April 30, 2025 and 2024 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock.
Other Income (Expense), net
Other expense, net was $1.2 million for the three months ended April 30, 2025 and includes $0.5 million of interest expense associated with a customer contract that contains a significant financing component. Other income, net was $1.1 million for the three months ended April 30, 2024 and primarily reflects the derecognition of a $1.3 million liability for which settlement is not considered probable.
Provision for Income Taxes
Provision for income taxes was $0.9 million and $0.4 million for the three months ended April 30, 2025 and 2024, respectively. For the three months ended April 30, 2025 and 2024, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three months ended April 30, 2025 and 2024 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.
Non-GAAP Information
This Quarterly Report on Form 10-Q includes Non-GAAP Gross Profit, Non-GAAP Gross Margin, Adjusted EBITDA and Backlog, which are non-GAAP measures that we use to supplement our results presented in accordance with U.S. GAAP. We include these non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
The table below reconciles Non-GAAP Gross Profit and Non-GAAP Gross Margin to Gross Profit and Gross Margin (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended April 30,
(in thousands, except percentages)	2025	2024
Gross Profit	$36,603	$31,683
Stock-based compensation	1,541	876
Amortization of acquired intangible assets	691	789
Restructuring costs	15	—
Non-GAAP Gross Profit	$38,850	$33,348
Gross Margin	55%	52%
Non-GAAP Gross Margin	59%	55%

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2025	2024
Net loss	$(12,628)	$(29,293)
Interest income	(1,884)	(3,107)
Income tax provision	928	442
Depreciation and amortization	11,082	13,103
Change in fair value of warrant liabilities	(10,387)	(1,530)
Stock-based compensation	12,542	13,072
Restructuring costs	20	—
Certain litigation expenses (1)	326	—
Other (income) expense, net	1,200	(1,083)
Adjusted EBITDA	$1,199	$(8,396)
(1) Expenses relating to the Delaware class action lawsuit. Refer to Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements in Item 1 of this Form 10-Q.
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

Backlog
The table below reconciles Backlog to remaining performance obligations for the periods indicated:

(in thousands)	April 30, 2025	January 31, 2025
Remaining performance obligations	$451,928	$412,829
Cancelable amount of contract value	75,119	90,920
Backlog	$527,047	$503,749
For remaining performance obligations and Backlog as of April 30, 2025, the Company expects to recognize approximately 45% over the next 12 months, approximately 76% over the next 24 months, and the remainder thereafter.
Liquidity and Capital Resources
Since inception, we have incurred net losses. We recorded positive net cash flows from operations for the three months ended April 30, 2025. Our operations have historically been primarily funded by the net proceeds from the sale of our equity securities and borrowings under credit facilities, as well as cash received from our customers. We currently have no debt outstanding.
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
As of April 30, 2025 and January 31, 2025, we had $133.5 million and $118.0 million, respectively, in cash and cash equivalents. Additionally, as of April 30, 2025 and January 31, 2025, we had short-term investments of $92.6 million and $104.0 million, respectively, which are highly liquid in nature and available for current operations. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.
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
As of April 30, 2025, our principal contractual obligations and commitments include lease obligations for real estate and ground stations and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 6, 8, and 10 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these cash requirements.
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

	Three Months Ended April 30,
(in thousands)	2025	2024
Net cash provided by (used in)
Operating activities	$17,346	$(4,297)
Investing activities	$1,740	$30,483
Financing activities	$(9,159)	$(2,375)
Net cash provided by (used in) operating activities
Net cash provided by operating activities for the three months ended April 30, 2025, primarily consisted of the net loss of $12.6 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation expense of $12.5 million and depreciation and amortization expense of $11.1 million, which were partially offset by a change in fair value of warrant liabilities of $10.4 million. The net change in operating assets and liabilities primarily consisted of a $42.1 million increase in deferred revenue, which were partially offset by a $21.2 million increase in accounts receivable and a $8.9 million decrease in accounts payable, accrued and other liabilities.
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
Net cash provided by investing activities
Net cash provided by investing activities for the three months ended April 30, 2025, primarily consisted of maturities of available-for-sale securities of $11.1 million, partially offset by purchases of property and equipment of $8.1 million and capitalized internal-use software of $1.2 million.
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
Net cash used in financing activities
Net cash used in financing activities for the three months ended April 30, 2025, primarily consisted of payments for withholding taxes related to the net share settlement of equity awards of $5.3 million and payments of contingent consideration for business acquisitions of $4.8 million, which was partially offset by proceeds from the exercise of common stock options of $3.0 million.
Net cash used in financing activities for the three months ended April 30, 2024, primarily consisted of payments for withholding taxes related to the net share settlement of equity awards of $2.0 million.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition and property and equipment and long-lived assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.
Recent Accounting Pronouncements
Refer to Note 2 to our unaudited condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Form 10-Q for information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We have in the past and may in the future be exposed to certain market risks, including foreign currency exchange risk, interest rate risk and inflation risk, in the ordinary course of our business. For information relating to quantitative and qualitative disclosures about these market risks, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our 2025 Form 10-K. Our exposure to market risk has not changed materially since January 31, 2025.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information

Item 1. Legal Proceedings.
See discussion under the heading Legal Proceedings in Note 8 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors.
Our business involves significant risks, some of which are described below. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes.

Summary of our Risk Factors

Below is a summary of the principal risk factors that could adversely affect our business. This summary does not address all the risks that we face. These risks are discussed more fully in the “Risk Factors” section of this Form 10-Q immediately following this summary. These risks include the following:

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

Risks Related to Legal and Regulatory Matters
•our ability to operate in a highly regulated industry and obtain and maintain required government licenses and other authorizations;
•our ability to adapt to legislative and regulatory changes that affect our business;
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

We generated net losses of $12.6 million and $29.3 million for the three months ended April 30, 2025 and 2024, respectively. As of April 30, 2025, we had an accumulated deficit of $1,215.6 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will generate enough revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also intend to continue to invest in our business, including with respect to the development of our platform and satellites, and general administration, including, legal, finance and other compliance expenses related to our business. Increased expenses associated with these activities could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, build and launch additional satellites, expand our data analytics capabilities, increase our sales force to enter into new verticals, and expand use cases and integrations, amongst other things, and to consider strategic acquisitions, which may cause us to incur significant acquisition costs. We will also face increased compliance costs associated with growth, the expansion of our customer base, and operation as a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business may significantly decrease.

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

We have in the past and may continue to experience a number of issues, such as delayed launches, launch failures, failure of our satellites to reach their planned orbital locations, significant increases in the cost of satellite launches, and insufficient capacity available from satellite launch providers. Any such issue could result in the loss of our satellites or cause significant delays in their deployment, which could harm our business, prospects, financial condition and results of operations.

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

A meaningful portion of our revenue is generated from U.S. and other government customers. In the current U.S. political environment, there is significant uncertainty with respect to legislation, regulation and policy throughout the government. Policy changes, shifts in international and trade relations, budget uncertainty, shifting funding priorities, U.S. government shutdowns or the need to operate under continuing resolutions, the failure of the U.S. government to manage debt, the failure of the U.S. government to approve budgets, and/or other disruptions to federal government operations could result in contract terminations, delays in contract awards, reduction in contract scope, the failure to exercise contract options, the cancellation of planned procurements and fewer new business opportunities, all of which could have a material and adverse effect on our business, financial condition, and results of operations.

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

There are a limited number of suppliers that are able to design and build the components we need to manufacture our satellites. We also utilize a number of key service providers for research and development purposes. There are also a limited number of suppliers able to launch our satellites, including NewSpace India Limited (Indian Space Research Organization), ArianeSpace SA, Rocket Lab USA Inc., Firefly Aerospace Inc., ISAR Aerospace Technologies Inc.,

Space Exploration Technologies Corp, and Blue Origin, LLC. Increased tariffs on our suppliers’ products are expected to increase the cost of manufacturing and deploying our satellites. Also if any of our suppliers’ or service providers’ businesses fail or their products become subject to additional tariffs, it would reduce competition and could increase the cost of manufacturing and deploying our satellites, conducting research and development and launch services. Adverse events with respect to any of our component suppliers, service providers or launch providers could also result in the delay of the design, construction or launch of our satellites. General economic conditions may also affect the ability of our suppliers, service providers and launch providers to provide services on commercially reasonable terms or to fulfill their obligations in terms of manufacturing schedules, launch dates, pricing, or other items. Even where alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers or service providers, and this could result in difficulties or delays in the design, construction or launch of our satellites. Any delays in the design, construction or launch of our satellites could have a material and adverse effect on our business, financial condition and results of operations.

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

Significant portions of our revenue and accounts receivable are concentrated with a limited number of customers. For the three months ended April 30, 2025, three customers accounted for 16%, 14%, and 11% of revenue, respectively. As of April 30, 2025, two customers accounted for 35% and 16% of accounts receivable, respectively. Further, accounts receivable are typically unsecured and are thus subject to the increased risk of us being unable to collect on overdue amounts.

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
•the size and nature of some of our contracts can make estimation of total revenues and costs at completion complicated and subject to many variables;
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

AI is enabled by or integrated into some of our and our third-party partners’ geospatial data and analytics platforms and is a growing element of our business offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Data sets may be insufficient, of poor quality, or contain biased information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions. If the analyses that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Some AI scenarios present ethical or regulatory issues. If we or our third-party partners enable or offer AI solutions that are controversial or illegal because of their purported or real impact on society, governments, the socio-political climate, our financial condition and operations or the financial condition and operations of our customers, we or our customers may experience competitive harm, legal liability and brand or reputational harm.”

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses and other tax attributes to offset future taxable income or income tax. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. We may have experienced ownership changes in the past and may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (many of which are outside our control). If it is determined that we have in the past experienced an ownership change, or if we undergo one or more ownership changes as a result of future transactions in our stock, then we may not be able to utilize a material portion of our net operating losses prior to their expiration, even if we were to achieve profitability. To the extent we are not able to offset future taxable income with our net operating losses, our net income and cash flows may be adversely affected.

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

Shares of our Class B common stock have 20 votes per share, while shares our Class A common stock have one vote per share. William Marshall and Robert Schingler, Jr. (the “Planet Founders”) hold all of the issued and outstanding shares of our Class B common stock. Accordingly, the Planet Founders hold over approximately 60% of the voting power of our capital stock and are able to control matters submitted to our stockholders for approval, including the election of directors, many amendments of our organizational documents and many transactions involving a merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Additionally, the Planet Founders received additional shares of Class B common stock for any contingent consideration issued in respect of their ownership of Former Planet Class B common stock held immediately prior to the Business Combination. The Planet Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Planet, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Planet, and might ultimately affect the market price of shares of our Class A common stock.

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
Not applicable.

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
On April 11, 2025, Niccolo de Masi, a member of our board of directors, through Isalea Investments LP (“Isalea”), an entity for which Mr. de Masi serves as managing member, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 3,011,400 shares of Class A common stock held by Isalea. The plan is scheduled to terminate on December 31, 2026, subject to early termination for certain specified events set forth therein.
During our last fiscal quarter, no other director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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
Date: June 4, 2025

PLANET LABS PBC

By:	/s/ Ashley Johnson
Ashley Johnson
President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)