Form 10-Q
period 2025-07-31
Planet Labs PBC
filed 2025-09-08
CIK 1836833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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

The registrant had 286,765,417 outstanding shares of Class A common stock and 21,157,586 outstanding shares of Class B common stock as of September 3, 2025.

Unless the context otherwise requires, the “Company”, “Planet”, “we”, “our”, “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended July 31, 2025 (the “Form 10-Q” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Factors that may impact such forward-looking statements include:
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
•our expectations regarding our satellite services contracts and our ability to enter into new agreements for our satellite services;
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
•our expectations regarding our international operations, including our ability to operate under different regulatory regimes and our exposure to fluctuations in foreign currency exchange rates;
•our expectations regarding the future impact of funding, policies, priorities and regulations of our government customers;
•our expectations regarding the future impact of seasonality on our business;
•our management of future growth and business operations;
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

Part I. - Financial Information
Item 1. Financial Statements.
Planet Labs PBC
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)	July 31, 2025	January 31, 2025
Assets
Current assets
Cash and cash equivalents	$181,087	$118,048
Restricted cash and cash equivalents, current	6,316	6,598
Short-term investments	90,450	104,027
Accounts receivable, net of allowance of $396 and $807, respectively	51,633	55,833
Prepaid expenses and other current assets	25,977	17,719
Total current assets	355,463	302,225
Property and equipment, net	131,288	121,749
Capitalized internal-use software, net	20,567	18,974
Goodwill	138,644	136,349
Intangible assets, net	26,624	27,452
Restricted cash and cash equivalents, non-current	5,527	5,348
Operating lease right-of-use assets	16,099	19,752
Other non-current assets	2,213	1,947
Total assets	$696,425	$633,796
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$11,053	$2,604
Accrued and other current liabilities	32,443	42,600
Deferred revenue	148,006	82,275
Liability from early exercise of stock options	3,586	5,378
Operating lease liabilities, current	8,403	9,221
Total current liabilities	203,491	142,078
Deferred revenue	25,013	11,182
Deferred hosting costs	6,512	5,368
Public and private placement warrant liabilities	13,369	18,077
Operating lease liabilities, non-current	9,139	12,392
Contingent consideration	2,774	2,883
Other non-current liabilities	438	530
Total liabilities	260,736	192,510
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at July 31, 2025 and January 31, 2025, 286,728,631 and 278,937,702 Class A shares issued and outstanding at July 31, 2025 and January 31, 2025, respectively, 21,157,586 Class B shares issued and outstanding at July 31, 2025 and January 31, 2025, 0 Class C shares issued and outstanding at July 31, 2025 and January 31, 2025	28	28
Additional paid-in capital	1,670,030	1,645,356
Accumulated other comprehensive income (loss)	3,852	(1,097)
Accumulated deficit	(1,238,221)	(1,203,001)
Total stockholders’ equity	435,689	441,286
Total liabilities and stockholders’ equity	$696,425	$633,796

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue	$73,386	$61,092	$139,651	$121,532
Cost of revenue	31,118	28,782	60,780	57,539
Gross profit	42,268	32,310	78,871	63,993
Operating expenses
Research and development	24,155	27,250	47,229	52,839
Sales and marketing	17,574	23,733	33,888	45,218
General and administrative	18,499	20,904	38,485	40,084
Total operating expenses	60,228	71,887	119,602	138,141
Loss from operations	(17,960)	(39,577)	(40,731)	(74,148)
Interest income	2,172	2,771	4,056	5,878
Change in fair value of warrant liabilities	(5,679)	(602)	4,708	928
Other income (expense), net	(628)	(363)	(1,828)	720
Total other income (expense), net	(4,135)	1,806	6,936	7,526
Loss before provision for income taxes	(22,095)	(37,771)	(33,795)	(66,622)
Provision for income taxes	497	897	1,425	1,339
Net loss	$(22,592)	$(38,668)	$(35,220)	$(67,961)
Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.13)	$(0.12)	$(0.23)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	304,129,204	290,364,319	302,230,578	289,328,033

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Net loss	$(22,592)	$(38,668)	$(35,220)	$(67,961)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	291	323	5,066	(211)
Change in fair value of available-for-sale securities	(133)	376	(117)	(136)
Other comprehensive income (loss), net of tax	158	699	4,949	(347)
Comprehensive loss	$(22,434)	$(37,969)	$(30,271)	$(68,308)

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(in thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2024	289,275,491	$28	$1,596,201	$1,594	$(1,079,805)	$518,018
Issuance of Class A common stock from the exercise of common stock options	35,318	—	20	—	—	20
Issuance of Class A common stock upon vesting of restricted stock units	2,334,916	—	—	—	—	—
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(908,417)	—	(2,015)	—	—	(2,015)
Stock-based compensation	—	—	13,745	—	—	13,745
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(512)	—	(512)
Change in translation	—	—	—	(534)	—	(534)
Net loss	—	—	—	—	(29,293)	(29,293)
Balances at April 30, 2024	290,737,308	$28	$1,608,847	$548	$(1,109,098)	$500,325
Issuance of Class A common stock from the exercise of common stock options	234,443	—	280	—	—	280
Issuance of Class A common stock upon vesting of restricted stock units	3,834,734	—	—	—	—	—
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(1,330,082)	—	(2,470)	—	—	(2,470)
Stock-based compensation	—	—	12,185	—	—	12,185
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	376	—	376
Change in translation	—	—	—	323	—	323
Net loss	—	—	—	—	(38,668)	(38,668)
Balances at July 31, 2024	293,476,403	28	1,619,738	1,247	(1,147,766)	473,247

(in thousands, except share amounts)	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances at January 31, 2025	300,095,288	$28	$1,645,356	$(1,097)	$(1,203,001)	$441,286
Issuance of Class A common stock from the exercise of common stock options	683,189	—	1,570	—	—	1,570
Issuance of Class A common stock upon vesting of restricted stock units	3,380,365	—	—	—	—	—
Issuance of Class A common stock for employee stock purchase program	500,589	—	936	—	—	936
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(1,256,064)	—	(5,264)	—	—	(5,264)
Stock-based compensation	—	—	13,215	—	—	13,215
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	16	—	16
Change in translation	—	—	—	4,775	—	4,775
Net loss	—	—	—	—	(12,628)	(12,628)
Balances at April 30, 2025	303,403,367	$28	$1,656,709	$3,694	$(1,215,629)	$444,802
Issuance of Class A common stock from the exercise of common stock options	1,628,374	—	5,496	—	—	5,496
Issuance of Class A common stock upon vesting of restricted stock units	4,186,832	—	—	—	—	—
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(1,332,356)	—	(7,172)	—	—	(7,172)
Stock-based compensation	—	—	14,101	—	—	14,101
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(133)	—	(133)
Change in translation	—	—	—	291	—	291
Net loss	—	—	—	—	(22,592)	(22,592)
Balances at July 31, 2025	307,886,217	$28	$1,670,030	$3,852	$(1,238,221)	$435,689
See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended July 31,
(in thousands)	2025	2024
Operating activities
Net loss	$(35,220)	$(67,961)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	21,704	26,248
Stock-based compensation, net of capitalized cost of $1,318 and $1,292, respectively	25,998	24,638
Change in fair value of warrant liabilities	(4,708)	(928)
Change in fair value of contingent consideration	676	1,924
Other	1,538	(1,275)
Changes in operating assets and liabilities
Accounts receivable	2,363	32
Prepaid expenses and other assets	272	1,278
Accounts payable, accrued and other liabilities	(4,342)	4,084
Deferred revenue	75,813	(1,149)
Deferred hosting costs	1,026	954
Net cash provided by (used in) operating activities	85,120	(12,155)
Investing activities
Purchases of property and equipment	(28,410)	(25,061)
Capitalized internal-use software	(2,420)	(2,916)
Maturities of available-for-sale securities	27,131	46,808
Sales of available-for-sale securities	9,254	150,211
Purchases of available-for-sale securities	(22,361)	(81,656)
Business acquisition, net of cash acquired	—	(1,068)
Purchases of licensed imagery intangible assets	(892)	(4,292)
Other	—	(300)
Net cash provided by (used in) investing activities	(17,698)	81,726
Financing activities
Proceeds from the exercise of common stock options	8,451	300
Payments for withholding taxes related to the net share settlement of equity awards	(12,436)	(4,485)
Proceeds from employee stock purchase program	1,163	702
Payments of contingent consideration for business acquisitions	(4,820)	(1,283)
Other	(2,521)	(340)
Net cash used in financing activities	(10,163)	(5,106)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	5,677	(34)
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	62,936	64,431
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	129,994	102,198
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$192,930	$166,629

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

(2)Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Operating results for the three and six months ended July 31, 2025 are not necessarily indicative of the results expected for the fiscal year ending January 31, 2026 or any other future period.
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
Concentration of Credit Risk and Other Risks and Uncertainties
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands, Slovenia, Austria, and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss at July 31, 2025 that the Company would incur if parties to cash, cash equivalents, and short-term investments failed completely to perform according to the terms of the contracts is $269.2 million.
Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. Two customers accounted for 24% and 11% of accounts receivable as of July 31, 2025. As of January 31, 2025, one customer accounted for 12% of accounts receivable.
For the three and six months ended July 31, 2025, three customers accounted for 16%, 14%, and 11% of revenue. For the three and six months ended July 31, 2024, one customer accounted for 21% and 20% of revenue, respectively.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (“Topic 326”), which provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. The guidance is effective for annual periods beginning after December 15, 2025 and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

(3)Revenue
Deferred Revenue
During the six months ended July 31, 2025 and 2024, the Company recognized revenue of $57.8 million and $46.7 million, respectively, that had been included in deferred revenue as of January 31, 2025 and 2024, respectively.

Remaining Performance Obligations
The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $690.1 million as of July 31, 2025. The Company expects to recognize approximately 32% of the remaining performance obligations within the next 12 months, approximately 57% of the remaining obligations within the next 24 months, and the remainder thereafter.
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
During the three and six months ended July 31, 2025, the Company capitalized $1.0 million and $1.1 million of deferred commission expenditures to be amortized in future periods, respectively. The Company’s amortization of deferred commission expenditures was $0.5 million and $1.2 million for the three and six month periods ended July 31, 2025, respectively.
During the three and six months ended July 31, 2024, the Company capitalized $0.5 million and $0.7 million of deferred commission expenditures to be amortized in future periods, respectively. The Company’s amortization of deferred commission expenditures was $0.6 million and $1.3 million for the three and six month periods ended July 31, 2024, respectively.
As of July 31, 2025 and January 31, 2025, deferred commissions consisted of the following:

(in thousands)	July 31, 2025	January 31, 2025
Deferred commission, current	$1,645	$1,982
Deferred commission, non-current	1,987	1,721
Total deferred commission	$3,632	$3,703
The current portion of deferred commissions are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The non-current portion of deferred commissions are included in other non-current assets on the condensed consolidated balance sheets.
Disaggregation of Revenue
Beginning in the fiscal year ending January 31, 2026, the Company revised the presentation of revenue by geography in its disaggregated revenue disclosures. Previously, revenue was disaggregated by individual country, but it is now presented by major geographic region. This change was made to enhance comparability with peer companies and to better align external reporting with how management evaluates the effect of economic factors on the nature, amount, timing and uncertainty of revenue and cash flows. The Company has applied this change in presentation retrospectively, with comparable periods being revised to reflect the new change in presentation. This change in presentation has no impact on the Company’s total reported revenue, net loss, or any other financial statement line item for any period presented.

The following table disaggregates revenue by major geographic region:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
North America ("NAM")	$31,093	$30,797	$60,626	$63,510
Asia Pacific & Japan ("APJ")	16,150	10,298	31,457	21,439
Europe, Middle East, & Africa ("EMEA")	23,467	17,226	42,316	30,920
Latin America ("LATAM")	2,676	2,771	5,252	5,663
Total revenue	$73,386	$61,092	$139,651	$121,532
The following table disaggregates revenue by customer type:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Civil Government	16,426	17,179	32,706	35,228
Commercial	15,051	14,232	28,389	27,009
Defense & Intelligence	41,909	29,681	78,556	59,295
Total revenue	$73,386	$61,092	$139,651	$121,532

(4)Fair Value of Financial Assets and Liabilities
Assets and liabilities recognized or disclosed at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their respective fair values.
The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of July 31, 2025 and January 31, 2025 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

	July 31, 2025
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$76,923	$—	$—
Restricted cash equivalents: money market funds	11,662	—	—
Short-term investments:
U.S. Treasury securities	22,608	$—	$—
Commercial paper	—	2,189	$—
Corporate bonds	—	64,491	$—
Certificates of deposit	—	1,162	$—
Total assets	$111,193	$67,842	$—
Liabilities
Public Warrants	$8,564	$—	$—
Private Placement Warrants	—	$—	4,806
Contingent consideration for acquisitions	—	$—	3,414
Total liabilities	$8,564	$—	$8,220

	January 31, 2025
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$29,054	$—	$—
Restricted cash equivalents: money market funds	10,350	—	—
Short-term investments:
U.S. Treasury securities	13,095	—	—
Commercial paper	—	4,290	—
Corporate bonds	—	84,528	—
Certificates of deposit	—	2,114	—
Total assets	$52,499	$90,932	$—
Liabilities
Public Warrants	$9,177	$—	$—
Private Placement Warrants	—	—	8,900
Contingent consideration for acquisitions	—	—	7,558
Total liabilities	$9,177	$—	$16,458
The fair value of cash held in banks and accrued and other current liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.
Money Market Funds
The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds during the three and six months ended July 31, 2025 and 2024.
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
The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility. The expected volatility input utilized for the fair value measurements of the Private Placement Warrants as of July 31, 2025 and January 31, 2025 was 80%.
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

Level 3 Disclosures
The following is a roll-forward of Level 3 liabilities measured at fair value for the three and six months ended July 31, 2025 and 2024:

(in thousands)	Private Placement Warrants	Technical Milestone Contingent Consideration (1)	Customer Contract Earnout Contingent Consideration (1)	Customer Consent Escrow Contingent Consideration (1)
Fair value at end of year, January 31, 2024	$1,305	$5,114	$1,926	$5,851
Payments	—	—	(180)	—
Change in fair value	(771)	(183)	13	69
Fair value at April 30, 2024	$534	$4,931	$1,759	$5,920
Payments	—	—	(1,090)	—
Change in fair value	326	579	155	1,291
Fair value at July 31, 2024	$860	$5,510	$824	$7,211

Fair value at end of year, January 31, 2025	$8,900	$5,980	$1,578	$—
Payments	—	(3,250)	(1,570)	—
Change in fair value	(5,488)	(33)	(8)	—
Fair value at April 30, 2025	$3,412	$2,697	$—	$—
Payments	—	—	—	—
Transfers out of Level 3 (2)	(927)	—	—	—
Change in fair value	2,321	77	640	—
Fair value at July 31, 2025	$4,806	$2,774	$640	$—
(1) The current portion of the contingent consideration liabilities balances of $0.6 million and $4.7 million as of July 31, 2025 and January 31, 2025, respectively, is included within accrued and other current liabilities. Changes in fair value of the contingent consideration liability for the Salo Sciences technical milestone payments are included within research and development expenses. Changes in fair value of the Salo Sciences contingent consideration liability for customer contract earnout payments are included within sales and marketing expenses. Changes in fair value of the contingent consideration liability for the Sinergise acquisition customer consent escrow payments are included within general and administrative expenses.
(2) During the three months ended July 31, 2025, the Company transferred 1,495,733 Private Placement Warrants from Level 3 to Level 1. The warrants were transferred to Level 1 due to the removal of the restrictive legends from the Private Placement Warrants, resulting in such warrants being able to be sold in the active market. The Company’s policy is to recognize transfers between fair value hierarchy levels at the beginning of the reporting period during which the transfer occurred.
Other
The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of July 31, 2025 and January 31, 2025, there were no material non-financial assets recorded at fair value.

(5)Balance Sheet Components
Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents
Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.
The Company had restricted cash and cash equivalents balances of $11.8 million and $11.9 million as of July 31, 2025 and January 31, 2025, respectively.

The restricted cash and cash equivalents balances as of July 31, 2025 and January 31, 2025 primarily consisted of $5.0 million of consideration placed in escrow in connection with the Sinergise acquisition and $4.0 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases.
A reconciliation of the Company’s cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated statements of cash flows as of July 31, 2025 and January 31, 2025 is as follows:

(in thousands)	July 31, 2025	January 31, 2025
Cash and cash equivalents	$181,087	$118,048
Restricted cash and cash equivalents, current	6,316	6,598
Restricted cash and cash equivalents, non-current	5,527	5,348
Total cash, cash equivalents, and restricted cash and cash equivalents	$192,930	$129,994
Short-term Investments
Short-term investments consisted of the following as of July 31, 2025 and January 31, 2025:

	July 31, 2025
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$22,643	$3	$(39)	$22,607
Commercial paper	2,190	—	—	2,190
Corporate bonds	64,430	70	(9)	64,491
Certificates of deposit	1,162	—	—	1,162
Total short-term investments	$90,425	$73	$(48)	$90,450

	January 31, 2025
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$13,154	$—	$(58)	$13,096
Commercial paper	4,285	4	—	4,289
Corporate bonds	84,336	208	(16)	84,528
Certificates of deposit	2,111	3	—	2,114
Total short-term investments	$103,886	$215	$(74)	$104,027
The following table summarizes the contracted maturities of the Company’s short-term investments as of July 31, 2025 and January 31, 2025:

	July 31, 2025		January 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$31,014	$31,037	$60,974	$61,174
Due in 1-2 years	59,411	59,413	42,912	42,853
	$90,425	$90,450	$103,886	$104,027

Property and Equipment, Net
Property and equipment, net consists of the following:

(in thousands)	July 31, 2025	January 31, 2025
Satellites	$252,982	$244,105
Satellites in process and not placed into service	74,481	65,451
Leasehold improvements	17,468	17,271
Ground stations and ground station equipment	22,410	21,270
Office furniture, equipment and fixtures	12,001	10,828
Computer equipment and purchased software	10,257	9,663
Total property and equipment, gross	$389,599	$368,588
Less: Accumulated depreciation	(258,311)	(246,839)
Total property and equipment, net	$131,288	$121,749
Total depreciation expense for the three and six months ended July 31, 2025 was $8.4 million and $17.4 million, respectively, of which $7.3 million and $15.4 million, respectively, was depreciation expense specific to satellites. Total depreciation expense for the three and six months ended July 31, 2024 was $11.2 million and $22.2 million, respectively, of which $10.4 million and $20.7 million, respectively, was depreciation expense specific to satellites.
Capitalized Internal-Use Software Development Costs
Capitalized internal-use software costs, net of accumulated amortization consists of the following:

(in thousands)	July 31, 2025	January 31, 2025
Capitalized internal-use software	$54,557	$51,526
Less: Accumulated amortization	(33,990)	(32,552)
Capitalized internal-use software, net	$20,567	$18,974
Amortization expense for capitalized internal-use software for the three and six months ended July 31, 2025 was $0.7 million and $1.4 million, respectively. Amortization expense for capitalized internal-use software for the three and six months ended July 31, 2024 was $0.6 million and $1.2 million, respectively.
Goodwill and Intangible Assets
Goodwill and intangible assets consists of the following:

	July 31, 2025				January 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$30,429	$(15,156)	$264	$15,537	$30,429	$(13,790)	$(634)	$16,005
Image library	21,142	(14,239)	317	7,220	19,978	(13,397)	497	7,078
Customer relationships	7,143	(4,545)	61	2,659	7,143	(4,286)	(147)	2,710
Trade names and other	6,389	(5,219)	38	1,208	6,389	(4,759)	29	1,659
Total intangible assets	$65,103	$(39,159)	$680	$26,624	$63,939	$(36,232)	$(255)	$27,452
Goodwill	$135,981	$—	$2,663	$138,644	$135,981	$—	$368	$136,349
Amortization expense for intangible assets for the three and six months ended July 31, 2025 was $1.5 million and $2.9 million, respectively. Amortization expense for intangible assets for the three and six months ended July 31, 2024 was $1.4 million and $2.8 million, respectively. No impairment charges were recognized related to intangible assets (including goodwill) for the three and six months ended July 31, 2025 and 2024.
The change in the carrying amount of goodwill during the six months ended July 31, 2025 and 2024 is as follows:

	Six Months Ended July 31,
(in thousands)	2025	2024
Beginning of period	$136,349	$136,256
Addition	—	1,068
Currency translation adjustment	2,295	1
End of period	$138,644	$137,325

During the six months ended July 31, 2024, the Company paid $1.1 million of additional consideration in connection with the finalization of the net working capital adjustment relating to the Company’s acquisition of Sinergise. The additional amount was accounted for as a measurement period adjustment and resulted in a $1.1 million addition of goodwill during the six months ended July 31, 2024.
Accrued and Other Current Liabilities
Accrued liabilities and other current liabilities consist of the following:

(in thousands)	July 31, 2025	January 31, 2025
Deferred R&D service liability (see Note 8)	$1,577	$4,723
Payroll and related expenses	6,333	8,059
Deferred hosting costs	5,072	5,190
Withholding taxes and other taxes payable	2,222	2,792
Contingent consideration	640	4,675
Escrow liability	5,000	5,000
Severance and other employee termination costs	—	250
Other accruals	11,599	11,911
Total accrued and other current liabilities	$32,443	$42,600

(6)Restructuring
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
As a result of the 2024 headcount reduction, the Company recognized costs for one-time employee termination benefits consisting of severance and other employee costs. The Company also recognized a stock-based compensation benefit primarily related to the reversal of previously recognized stock-based compensation expenses for unvested stock awards. A summary of the restructuring charges recognized during the three months ended July 31, 2024 is provided in the tables below:

(in thousands)	Severance and Other Employee Costs
Cost of revenue	$1,184
Research and development	3,540
Sales and marketing	4,433
General and administrative	1,342
Total restructuring charges	$10,499
There were no restructuring charges recognized during the three or six months ended July 31, 2025. The 2024 headcount reduction, including cash payments, was substantially complete as of January 31, 2025.

(7)Leases
The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of July 31, 2025, the Company has no finance leases.
Operating lease costs were $2.5 million and $4.9 million for the three and six months ended July 31, 2025, respectively. Operating lease costs were $2.4 million and $4.7 million for the three and six months ended July 31, 2024, respectively. Variable lease expenses and short-term lease expenses were immaterial for the three and six months ended July 31, 2025 and 2024.

Operating cash flows from operating leases were $2.7 million and $5.4 million for the three and six months ended July 31, 2025, respectively. Operating cash flows from operating leases were $2.6 million and $5.0 million for the three and six months ended July 31, 2024, respectively.
Right of use assets obtained in exchange for operating lease liabilities were $0.3 million for the three and six months ended July 31, 2025. Right of use assets obtained in exchange for operating lease liabilities were $2.7 million and $3.1 million for the three and six months ended July 31, 2024, respectively.
Maturities of operating lease liabilities as of July 31, 2025 were as follows:

(in thousands)
Remainder of Fiscal Year 2026	$5,203
2027	7,498
2028	3,340
2029	2,184
2030	943
Thereafter	164
Total lease payments	$19,332
Less: Imputed interest	(1,789)
Total lease liabilities	$17,543
Weighted average remaining lease term (years)	2.7
Weighted average discount rate	7.8%

(8)Research and Development Arrangements
Research and Development Services Agreement
In December 2020, the Company entered into a development services agreement, whereby the Company agreed to provide the technical knowledge and services to design and develop certain prototype satellites and deliver and test early data collected (the “R&D Services Agreement”). The R&D Services Agreement, including subsequent amendments to such agreement, provides for funding of $46.4 million to be paid to the Company as specified milestones are achieved. The R&D Services Agreement is unrelated to the Company’s ordinary business activities. The Company has discretion in managing the activities under the R&D Services Agreement and retains all developed intellectual property. The Company has no obligation to repay any of the funds received regardless of the outcome of the development work; therefore, the arrangement is accounted for as funded research and development pursuant to ASC 730-20, Research and Development. As ASC 730-20 does not indicate the accounting model for research and development services, the Company determined the total transaction price is recognized over the agreement term as a reduction of research and development expenses based on a cost incurred method. As of July 31, 2025, all milestones related to the R&D Services Agreement have been completed and all funding has been recognized by the Company.
During the three and six months ended July 31, 2025, the Company recognized $0.0 million and $0.2 million of funding and incurred $0.0 million and $0.2 million of research and development expenses, respectively, in connection with the R&D Services Agreement. During the three and six months ended July 31, 2024, the Company recognized $1.1 million and $4.3 million of funding and incurred $1.2 million and $3.6 million of research and development expenses, respectively. As of July 31, 2025 and January 31, 2025, the Company had received a total of $46.4 million of funding under the R&D Services Agreement.
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

During the three and six months ended July 31, 2025, the Company recognized $1.8 million and $3.5 million of funding, respectively, and incurred $1.8 million and $3.5 million of research and development expenses, respectively, in connection with the NASA CSP. During the three and six months ended July 31, 2024, the Company recognized $2.5 million and $5.1 million of funding, respectively, and incurred $2.5 million and $5.1 million of research and development expenses, respectively, in connection with the NASA CSP. As of July 31, 2025 and January 31, 2025, the Company had received a total of $29.5 million and $28.7 million, respectively, of funding in connection with the NASA CSP.

(9)Commitments and Contingencies
Hosting Service Agreement
The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 11). Future minimum purchase commitments under the non-cancelable hosting service agreement with Google as of July 31, 2025 are as follows:

(in thousands)
Remainder of Fiscal Year 2026	$18,010
2027	32,725
2028	33,427
Total purchase commitments	$84,162

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
To date, the Company has not incurred any material costs and have not accrued any liabilities in the consolidated financial statements as a result of these provisions.

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
As of July 31, 2025, there were 8,395,715 Public Warrants and 4,437,600 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding. As of January 31, 2025, there were 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.
Warrants to Purchase Class A Common Stock
In addition to the Public and Private Placement Warrants, there were 1,065,594 warrants to purchase shares of Class A common stock with a weighted average exercise price of $9.38 which were outstanding and exercisable as of July 31, 2025 and January 31, 2025. As of July 31, 2025, the outstanding warrants have a weighted average remaining term of 4.7 years.

(11)Related Party Transactions
As of July 31, 2025 and January 31, 2025, Google held 31,942,641 shares of the Company’s Class A common stock, and, as such, owned greater than 10% of outstanding shares of the Company’s Class A common stock.
In July 2023, the Company and Google entered into a one year content license agreement pursuant to which the Company agreed to license content to Google and provide certain of its products and services in exchange for a $1.0 million fee. The agreement does not include extension or renewal terms. In August 2024, the content license agreement was amended to extend the term until November 2024 in exchange for a $0.3 million fee. For the three and six months ended July 31, 2024, the Company recognized immaterial revenue related to the content license agreement.
The Company purchases hosting and other services from Google, of which $11.6 million and $10.6 million is deferred as of July 31, 2025 and January 31, 2025, respectively. The Company recorded $5.9 million of expense during the three months ended July 31, 2025 relating to hosting and other services provided by Google, of which $5.3 million was classified as cost of revenue and $0.6 million was classified as research and development. The Company recorded $12.6 million of expense during the six months ended July 31, 2025 relating to hosting and other services provided by Google, of which $11.4 million was classified as cost of revenue and $1.2 million was classified as research and development.

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
As of July 31, 2025 and January 31, 2025, the Company’s accrued and other current liabilities balance included $2.4 million related to hosting and other services provided by Google. As of July 31, 2025, the Company’s accounts payable balance included $2.2 million related to hosting and other services provided by Google.
On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increased the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 9, Commitments and Contingencies, for future Google hosting purchase commitments, including the amended commitments, as of July 31, 2025.

(12)Stock-based Compensation
The Company's equity incentive plans are described in Note 14, Stock-based Compensation, in the Notes to the Consolidated Financial Statements in the 2025 Form 10-K.
The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$1,973	$1,103	$3,640	$2,084
Research and development	4,876	3,121	9,460	8,852
Sales and marketing	2,010	2,805	3,939	5,208
General and administrative	5,242	5,156	10,277	9,786
Total expense	14,101	12,185	27,316	25,930
Capitalized to internal-use software development costs and property and equipment	(645)	(619)	(1,318)	(1,292)
Total stock-based compensation expense	$13,456	$11,566	$25,998	$24,638
Stock Options
A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2025	23,155,090	$5.49	4.9
Exercised	(2,311,563)	$3.06
Granted	—	$—
Forfeited	(579,483)	$7.83
Balances at July 31, 2025	20,264,044	$5.70	4.3	$32,590
Vested and exercisable at July 31, 2025	19,849,827	$5.62	4.2	$32,590
As of July 31, 2025, total unrecognized compensation cost related to stock options was $2.3 million, which is expected to be recognized over a weighted average remaining period of approximately 0.8 years.

Restricted Stock Units
A summary of Restricted Stock Unit (“RSU”) activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2025	32,609,227	$3.14
Vested	(7,306,030)	$3.48
Granted	11,616,120	$3.76
Forfeited	(1,770,282)	$3.18
Balances at July 31, 2025	35,149,035	$3.27
During the six months ended July 31, 2025, the Company granted 11,616,120 RSUs, which generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.
Stock-based compensation expense recognized for RSUs during the three and six months ended July 31, 2025 was $12.6 million and $23.9 million, respectively. Stock-based compensation expense recognized for RSUs during the three and six months ended July 31, 2024 was $9.5 million and $20.3 million, respectively. As of July 31, 2025, total unrecognized compensation cost related to RSUs was $105.4 million. These costs are expected to be recognized over a weighted average remaining period of approximately 2.6 years.
Performance Vesting Restricted Stock Units
During the six months ended July 31, 2025, the Company granted 190,042 performance vesting restricted stock units (“PSUs”) to certain members of the Company’s senior management. A portion of the PSUs are subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the first half of the fiscal year ended January 31, 2026, and the remaining portion is subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the entire fiscal year ended January 31, 2026. Vesting is also subject to continued service through the applicable vesting dates, and the actual number of PSUs that may vest ranges from 0% to 125% of the PSUs granted based on achievement of the targets.
Stock-based compensation expense recognized for PSUs during the three and six months ended July 31, 2025 was $0.3 million and $0.4 million, respectively. Stock-based compensation expense recognized for PSUs during the three and six months ended July 31, 2024 was $0.3 million and $0.5 million, respectively. As of July 31, 2025, total unrecognized compensation cost related to PSUs was $0.4 million, which is expected to be recognized over a period of approximately 0.7 years.
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
During the three and six months ended July 31, 2025, the Company recognized $0.4 million and $0.6 million of stock-based compensation expense related to the ESPP, respectively. During the three and six months ended July 31, 2024, the Company recognized $0.2 million and $0.3 million of stock-based compensation expense related to the ESPP, respectively. As of July 31, 2025, total unrecognized compensation cost related to ESPP was $0.2 million. These costs are expected to be recognized over a period of approximately 0.2 years.
Early Exercises of Stock Options
The Legacy Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. As of July 31, 2025, the Company had a $3.6 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 367,640.

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
No Earn-out Shares vested during the three and six months ended July 31, 2025. As of July 31, 2025, there were 2,782,210 Earn-out Shares outstanding relating to Former Planet equity award holders. As of July 31, 2025 and January 31, 2025, there was no remaining unrecognized compensation cost related to the Earn-out Shares.

(13) Income Taxes
During the three and six months ended July 31, 2025, the Company recorded $0.5 million and $1.4 million of income tax expense, respectively. During the three and six months ended July 31, 2024, the Company recorded income tax expense of $0.9 million and $1.3 million, respectively. For the three and six months ended July 31, 2025 and 2024, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three and six months ended July 31, 2025 and 2024 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of the Company’s U.S. and foreign deferred tax assets and foreign rate differences.
The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. Gross unrecognized tax benefits were $10.9 million and $10.2 million as of July 31, 2025 and January 31, 2025, respectively. The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate due to the valuation allowance against the deferred tax assets. The Company determined that no accrual for interest and penalties was required as of July 31, 2025 and January 31, 2025 and no such expenses were incurred in the periods presented.
The Company does not anticipate the total amounts of unrecognized tax benefits to significantly increase or decrease in the next twelve months.
The Company files U.S. federal, various state and foreign income tax returns. The Company is not currently under audit by any taxing authorities. All tax years remain open to examination by taxing jurisdictions to which the Company is subject.
On July 4, 2025, the One Big Beautiful Bill Act was enacted. The Company has evaluated the provisions in the Act and determined that there was immaterial impact to the Company’s current year effective tax rate and its consolidated financial statements.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(22,592)	$(38,668)	$(35,220)	$(67,961)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	304,129,204	290,364,319	302,230,578	289,328,033
Basic and diluted net loss per share attributable to common stockholders	$(0.07)	$(0.13)	$(0.12)	$(0.23)

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
The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of July 31,
	2025	2024
Warrants to purchase Class A common stock	1,065,594	1,065,594
Common stock options	20,264,044	26,106,458
Restricted Stock Units	35,149,035	43,651,697
Performance vesting Restricted Stock Units	194,831	333,771
Shares committed under ESPP	353,206	300,496
Earn-out Shares	24,241,220	24,637,325
dMY Sponsor Earn-out Shares	862,500	862,500
Public Warrants	8,395,715	6,899,982
Private Placement Warrants	4,437,600	5,933,333
Early exercised common stock options, subject to future vesting	367,640	735,280
Total	95,331,385	110,526,436

(15) Segment and Geographic Information
The Company has determined that it operates in one operating and reportable segment as the Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net loss, as reported on our Condensed Consolidated Statements of Operations, in evaluating performance of the Company’s single segment and determining how to allocate resources of the Company as a whole.
Financial information for the Company’s reportable segment was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Revenue	$73,386	$61,092	$139,651	$121,532
Less: Significant and other segment expenses
Cost of revenue (1)	20,590	16,134	39,741	33,190
Research and development (1)	18,375	18,990	35,751	37,848
Sales and marketing (1)	15,432	16,367	29,719	35,232
General and administrative (1)	12,583	13,968	26,834	28,025
Depreciation and amortization	10,622	13,145	21,704	26,248
Stock-based compensation	13,456	11,566	25,998	24,638
Restructuring costs	—	10,499	20	10,499
Certain litigation expenses (2)	288	—	615	—
Other segment items (3)	4,632	(909)	(5,511)	(6,187)
Consolidated net loss	(22,592)	(38,668)	(35,220)	(67,961)
(1) Exclusive of the following items shown separately; Depreciation and amortization, stock-based compensation, restructuring costs, and certain litigation expenses.
(2) Expenses relating to the Delaware class action lawsuit. Refer to Note 9 “Commitments and Contingencies”.
(3) Includes interest income, change in fair value of warrant liabilities, other income (expense), net and provision for income taxes. Refer to the Condensed Consolidated Statements of Operations.

Capital expenditures, which consists of purchases of property and equipment and capitalized internal-use software costs, for the three and six months ended July 31, 2025 were $21.5 million and $30.8 million, respectively. Capital expenditures, which consists of purchases of property and equipment and capitalized internal-use software costs, for the three and six months ended July 31, 2024 were $16.6 million and $28.0 million, respectively.
The Company’s long-lived assets by geographic region are as follows:

(in thousands)	July 31, 2025	January 31, 2025
United States	$123,543	$116,042
Rest of world	7,745	5,707
Total property and equipment, net	$131,288	$121,749
The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of July 31, 2025 and January 31, 2025.

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
Business and Overview
Our mission is to use space to help life on Earth, by imaging the world every day and making global change visible, accessible, and actionable. Our products include imagery, insights, and machine learning that empower companies, governments, and communities around the world to make timely decisions about our evolving world.
As a public benefit corporation, our purpose is to accelerate humanity toward a more sustainable, secure, and prosperous world, by illuminating the most important forms of environmental and social change.
We deliver a differentiated data set: a new image of the entire Earth’s landmass, constantly refreshed. To collect this powerful data set, we design, build and operate over one hundred satellites, making our fleet the largest Earth observation fleet of satellites in history. Our daily stream of proprietary data and machine learning analytics, delivered through our cloud-native platform, helps companies, governments and civil society use satellite imagery to discover insights as change happens.
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
We currently serve customers across civil government, commercial and defense and intelligence verticals, including agriculture, mapping, energy, forestry, finance and insurance, as well as federal, civil, state, and local governments. Our customers in government and commercial markets leverage our product capabilities to monitor and manage global change over broad areas to take action.
Our proprietary data set and analytics are delivered pursuant to subscription and usage-based data licensing agreements and are accessed by our customers through our online platform and subscription APIs. We believe our efficient cost structure, one-to-many business model and differentiated data set have enabled the growth of our business.
Complementing our foundational data offerings, our strategy is evolving towards delivering more integrated downstream solutions. This shift is designed to capture a broader base of customers and strengthen our market leadership by providing more direct and actionable solutions. In addition, our innovative satellite services model, as demonstrated with recent customer agreements, represents a new approach to how we fund and monetize our next-generation satellite fleets. This model is expected to further align our offerings with market demand and enhance our ability to capture value as we scale our business operations.
Our Business Model
We primarily generate revenue through selling licenses to our data and analytics to customers over a cloud-based platform via fixed price subscription and usage-based contracts. Data licensing subscriptions and minimum commitment usage-based contracts provide a large recurring revenue base for our business with a low incremental cost to serve each additional customer. Payment terms of our customer agreements are most commonly in advance on an either quarterly or annual basis, although a small number of large contracts have required payment terms that are monthly or quarterly in arrears. Additionally, we also generate revenue through satellite services agreements in which we build and operate satellites owned by the customer or provide exclusive dedicated image tasking capacity on our specified satellites. Satellite services arrangements address a broad spectrum of needs for our customers, including mission systems engineering, spacecraft design and manufacturing, launch procurement, dedicated capacity, ground station operations, satellite operations, and maintenance. We also generate a small amount of revenue from sales of third-party imagery, professional services, and customer support.
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
Recent Developments

Commercial Satellite Services Agreements
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
In June 2025, Planet entered into a multi-year €240.0 million commercial agreement, funded by the German government, pursuant to which Planet will provide dedicated image tasking capacity and direct downlink services on Pelican satellites. The agreement also includes access to imagery data and AI-enabled solutions for enhanced situational and maritime domain awareness. The agreement includes payments totaling €240.0 million which become payable based on fixed due dates as set forth in the contract. Revenue for the dedicated capacity services portion of the contract is recognized ratably over the contract term. Costs associated with the performance of services are recognized as cost of revenue.
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
We also calculate End of Period (“EoP”) ACV Book of Business in connection with the calculation of several of the key operational and business metrics we utilize. We define EoP ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts, excluding customers that are exclusively Planet Insights Platform self-service paying users, as well as the value of any satellite services contracts. Active contracts exclude any contract that has been canceled, expired prior to the last day of the period without renewing, or for any other reason is not expected to generate revenue in the subsequent period. For contracts ending on the last day of the period, the ACV is either updated to reflect the ACV of the renewed contract or, if the contract has not yet renewed or extended, the ACV is excluded from the EoP ACV Book of Business. We do not annualize short-term contracts in calculating our EoP ACV Book of Business. We calculate the ACV of usage-based contracts based on the committed contracted revenue or the revenue achieved on the usage-based contract in the prior 12-month period.
Net Dollar Retention Rate

	Six Months Ended July 31,
	2025	2024
Net Dollar Retention Rate	107%	99%
We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate increased to 107% for the six months ended July 31, 2025, as compared to 99% for the six months ended July 31, 2024. The increase was primarily due to large government contract expansions.

Net Dollar Retention Rate including Winbacks

	Six Months Ended July 31,
	2025	2024
Net Dollar Retention Rate including Winbacks	108%	100%
We assess two metrics for net dollar retention—Net Dollar Retention Rate, as described above, and Net Dollar Retention Rate including winbacks. A winback is a previously existing customer that was inactive at the start of the measurement period but has reactivated during the measurement period. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention Rate set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks increased to 108% for the six months ended July 31, 2025, as compared to 100% for the six months ended July 31, 2024. The increase was primarily due to large government contract expansions.
EoP Customer Count

	As of July 31,
	2025	2024
EoP Customer Count	908	1,012
We define EoP Customer Count as the total count of all existing customers at the end of the period excluding customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users. For EoP Customer Count, we define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. For EoP Customer Count, we do not include users that only utilize our self-service Planet Insights Platform web based ordering system, which we acquired in August 2023, and which offers standard starter packages on a monthly or annual basis. We believe excluding these users from EoP Customer Count creates a more useful metric, as we view the Planet Insights Platform starter packages as entry points for smaller accounts, leading to broader awareness of our solutions throughout their networks and organizations. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count decreased to 908 as of July 31, 2025, as compared to 1,012 as of July 31, 2024. The decrease was primarily attributable to an increased focus on larger customers.

Percent of Recurring ACV

	As of July 31,
	2025	2024
Percent of Recurring ACV	98%	96%
Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts, excluding customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users, as well as the value of any satellite services contracts. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts (excluding customers that are exclusively Planet Insights Platform self-service paying users) divided by the total dollar value of all contracts in our EoP ACV Book of Business. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining EoP ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV increased to 98% for the six months ended July 31, 2025, as compared to 96% for the six months ended July 31, 2024. The increase was primarily attributable to demand of data subscription and usage-based contracts from large government customers.

Capital Expenditures as a Percentage of Revenue

	Three Months Ended July 31,		Six Months Ended July 31,
	2025	2024	2025	2024
Capital Expenditures as Percentage of Revenue	29%	27%	22%	23%
We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue increased to 29% for the three months ended July 31, 2025, as compared to 27% for the three months ended July 31, 2024. The increase was primarily attributable to an increase in capitalized labor and material related to the build of our next generation high resolution Pelican satellites and our medium resolution satellites. Capital Expenditures as a Percentage of Revenue decreased to 22% for the six months ended July 31, 2025, as compared to 23% for the six months ended July 31, 2024. The decrease was primarily attributable to an increase in revenue and timing of purchases. We expect our capital expenditures and working capital requirements to continue to increase in the foreseeable future as we seek to grow our business.
Components of Results of Operations
Revenue
We derive revenue principally from licensing rights to use our imagery that is delivered digitally through our online platform in addition to providing related services. Imagery licensing agreements vary by contract, but generally have annual or multi-year contractual terms. The data licenses are generally purchased via a fixed price contract on a subscription or usage basis, whereby a customer pays for access to our imagery or derived imagery data, delivered by Planet or through partners, which may be downloaded over a specific period of time, or, less frequently, on a transactional basis, whereby the customer pays for individual content licenses. Additionally, we derive revenue through satellite services agreements in which we build and operate satellites owned by the customer or provide dedicated image tasking capacity on our satellites. Satellite services contracts generally have fixed price, multi-year contractual terms.
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
Cost of Revenue
Cost of revenue consists of employee-related costs of performing account and data provisioning, customer support, satellite and engineering operations, as well as the costs of operating and retrieving information from the satellites, processing and storing the data retrieved, third party imagery expenses, depreciation of satellites and ground stations, amortization of acquired intangibles and amortization of capitalized internal-use software related to creating imagery provided to customers. Cost of revenue also includes satellite build and employee-related costs for efforts towards completing our satellite services contract performance obligations. Employee-related costs include salaries, benefits, bonuses and stock-based compensation. To a lesser extent, cost of revenue includes costs from professional services, including costs paid to subcontractors, solution partners and certain third-party fees.
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
Results of Operations
Three months ended July 31, 2025 compared to three months ended July 31, 2024
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Three Months Ended July 31,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Revenue	$73,386	$61,092	$12,294	20%
Cost of revenue	31,118	28,782	2,336	8%
Gross profit	42,268	32,310	9,958	31%
Operating expenses
Research and development	24,155	27,250	(3,095)	(11)%
Sales and marketing	17,574	23,733	(6,159)	(26)%
General and administrative	18,499	20,904	(2,405)	(12)%
Total operating expenses	60,228	71,887	(11,659)	(16)%
Loss from operations	(17,960)	(39,577)	21,617	(55)%
Interest income	2,172	2,771	(599)	(22)%
Change in fair value of warrant liabilities	(5,679)	(602)	(5,077)	843%
Other income (expense), net	(628)	(363)	(265)	73%
Total other income (expense), net	(4,135)	1,806	(5,941)	(329)%
Loss before provision for income taxes	(22,095)	(37,771)	15,676	(42)%
Provision for income taxes	497	897	(400)	(45)%
Net loss	$(22,592)	$(38,668)	$16,076	(42)%

Revenue
Revenue increased $12.3 million, or 20%, to $73.4 million for the three months ended July 31, 2025 from $61.1 million for the three months ended July 31, 2024. The increase was primarily due to a $8.6 million increase from new customer growth and an increase from existing customer contracts of $3.7 million. The increase in revenue was primarily driven by growth with new and existing Defense and Intelligence customers.
Cost of Revenue
Cost of revenue increased $2.3 million, or 8%, to $31.1 million for the three months ended July 31, 2025, from $28.8 million for the three months ended July 31, 2024. The increase was primarily due to a $3.1 million increase in employee-related costs, which was primarily due to efforts towards completing our satellite services contract performance obligations. The increase was also partially due to a $2.4 million increase in costs paid to solution partners and subcontractors and a $0.9 million increase in stock-based compensation. These increases were partially offset by a $2.1 million decrease in depreciation expense, which was primarily due to a $3.9 million decrease resulting from certain high resolution satellites that have fully depreciated and partially offset by a $1.1 million increase resulting from certain medium resolution satellites launched in fiscal year ended January 31, 2025. These increases were also partially offset by a $1.3 million decrease in hosting costs and $1.2 million of severance and termination benefits charges recognized during the three months ended July 31, 2024 associated with the 2024 headcount reduction.
Research and Development
Research and development expenses decreased $3.1 million, or 11%, to $24.2 million for the three months ended July 31, 2025, from $27.3 million for the three months ended July 31, 2024. The decrease was primarily due to a $3.7 million decrease in employee-related costs, primarily due to reduced headcount and due to efforts towards completing our satellite services contract performance obligations included in cost of revenue. The decrease was also partially due to $3.5 million of severance and termination benefits charges recognized during the three months ended July 31, 2024 associated with the 2024 headcount reduction and a $0.6 million decrease in depreciation expense. These decreases were partially offset by a $1.9 million decrease in funding recognized for our research and development arrangements, a $1.7 million increase in stock-based compensation expense, and a $1.2 million increase in spacecraft hardware costs for research and development activities.
Sales and Marketing
Sales and marketing expenses decreased $6.2 million, or 26%, to $17.6 million, for the three months ended July 31, 2025, from $23.7 million for the three months ended July 31, 2024. The decrease was primarily due to $4.4 million of severance and termination benefits charges recognized during the three months ended July 31, 2024 associated with the 2024 headcount reduction. The decrease was also partially due to a $0.9 million decrease in employee-related costs, primarily due to reduced headcount and a $0.8 million decrease in stock-based compensation expense.
General and Administrative
General and administrative expenses decreased $2.4 million, or 12%, to $18.5 million for the three months ended July 31, 2025, from $20.9 million for the three months ended July 31, 2024. The decrease was primarily due to $1.3 million of severance and termination benefits charges recognized during the three months ended July 31, 2024 associated with the 2024 headcount reduction. The decrease was also partially due to a $1.3 million decrease in expense associated with the revaluation of the contingent consideration liability for the Sinergise customer consent escrow. During the fiscal year ended January 31, 2025, evidence of the Sinergise acquisition customer consent was received and the $7.5 million escrow balance was released to Sinergise.
Interest Income
Interest income decreased $0.6 million to $2.2 million for the three months ended July 31, 2025, from $2.8 million for the three months ended July 31, 2024. The decrease was primarily due to a decrease in our short-term investment balances.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities for both the three months ended July 31, 2025 and 2024 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock and the impact of time decay as the time to expiration approaches.
Other Income (Expense), net
Other income (expense), net for the three months ended July 31, 2025 and July 31, 2024, primarily reflects interest expense associated with a customer contract that contains a significant financing component and realized and unrealized foreign currency exchange gains and losses.

Provision for Income Taxes
Provision for income taxes was $0.5 million and $0.9 million for the three months ended July 31, 2025 and 2024, respectively. For the three months ended July 31, 2025 and 2024, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the three months ended July 31, 2025 and 2024 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

Six months ended July 31, 2025 compared to six months ended July 31, 2024
The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Six Months Ended July 31,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Revenue	$139,651	$121,532	$18,119	15%
Cost of revenue	60,780	57,539	3,241	6%
Gross profit	78,871	63,993	14,878	23%
Operating expenses
Research and development	47,229	52,839	(5,610)	(11)%
Sales and marketing	33,888	45,218	(11,330)	(25)%
General and administrative	38,485	40,084	(1,599)	(4)%
Total operating expenses	119,602	138,141	(18,539)	(13)%
Loss from operations	(40,731)	(74,148)	33,417	(45)%
Interest income	4,056	5,878	(1,822)	(31)%
Change in fair value of warrant liabilities	4,708	928	3,780	407%
Other income (expense), net	(1,828)	720	(2,548)	(354)%
Total other income (expense), net	6,936	7,526	(590)	(8)%
Loss before provision for income taxes	(33,795)	(66,622)	32,827	(49)%
Provision for income taxes	1,425	1,339	86	6%
Net loss	$(35,220)	$(67,961)	$32,741	(48)%
Revenue
Revenue increased $18.1 million, or 15%, to $139.7 million for the six months ended July 31, 2025 from $121.5 million for the six months ended July 31, 2024. The increase was primarily due to a $15.0 million increase from new customer growth and an increase from existing customer contracts of $3.1 million. The increase in revenue was primarily driven by growth with new and existing Defense and Intelligence customers.
Cost of Revenue
Cost of revenue increased $3.2 million, or 6%, to $60.8 million, for the six months ended July 31, 2025, from $57.5 million for the six months ended July 31, 2024. The increase was primarily due to a $4.5 million increase in employee-related costs, which was primarily due to efforts towards completing our satellite services contract performance obligations. The increase was also partially due to a $2.9 million increase in costs paid to solution partners and subcontractors, a $1.6 million increase in stock-based compensation, and a $0.5 million increase in amortization. These increases were partially offset by a $4.2 million decrease in depreciation expense, which was primarily due to a $8.0 million decrease resulting from certain high resolution satellites that have fully depreciated and partially offset by a $1.9 million increase resulting from certain medium resolution satellites launched in fiscal year ended January 31, 2025. These increases were also partially offset by a $1.5 million decrease in hosting costs and $1.2 million of severance and termination benefits charges recognized during the six months ended July 31, 2024 associated with the 2024 headcount reduction.

Research and Development
Research and development expenses decreased $5.6 million, or 11%, to $47.2 million for the six months ended July 31, 2025, from $52.8 million for the six months ended July 31, 2024. The decrease was primarily due to a $8.0 million decrease in employee-related costs, primarily due to reduced headcount and due to efforts towards completing our satellite services contract performance obligations included in cost of revenue. The decrease was also partially due to $3.5 million of severance and termination benefits charges recognized during the six months ended July 31, 2024 associated with the 2024 headcount reduction. These decreases were partially offset by a $5.6 million decrease in funding recognized for our research and development arrangements.
Sales and Marketing
Sales and marketing expenses decreased $11.3 million, or 25%, to $33.9 million, for the six months ended July 31, 2025, from $45.2 million for the six months ended July 31, 2024. The decrease was primarily due to $4.4 million of severance and termination benefits charges recognized during the six months ended July 31, 2024 associated with the 2024 headcount reduction. The decrease was also partially due to a $4.1 million decrease in employee-related costs due to reduced headcount, a $1.5 million decrease in marketing expense, and a $1.3 million decrease in stock-based compensation expense.
General and Administrative
General and administrative expenses decreased $1.6 million, or 4%, to $38.5 million for the six months ended July 31, 2025, from $40.1 million for the six months ended July 31, 2024. The decrease was primarily due to a $1.4 million decrease in expense associated with the revaluation of the contingent consideration liability for the Sinergise customer consent escrow. The decrease was also partially due to $1.3 million of severance and termination benefits charges recognized during the six months ended July 31, 2024 associated with the 2024 headcount reduction, a $1.2 million decrease in employee-related costs due to reduced headcount, and a $1.0 million decrease in audit and consulting fees. These decreases were partially offset by a $1.5 million increase in bad debt expense, a $0.6 million increase in legal expenses, and a $0.5 million increase in stock-based compensation expense.
Interest Income
Interest income decreased $1.8 million, to $4.1 million for the six months ended July 31, 2025, from $5.9 million for the six months ended July 31, 2024. The decrease was primarily due to a decrease in our short-term investment balances.
Change in Fair Value of Warrant Liabilities
The change in fair value of warrant liabilities for both the six months ended July 31, 2025 and 2024 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock and the impact of time decay as the time to expiration approaches.
Other Income (Expense), net
Other expense, net of $1.8 million for the six months ended July 31, 2025 includes $0.8 million of interest expense associated with a customer contract that contains a significant financing component. Other income, net of $0.7 million for the six months ended July 31, 2024 primarily reflects the derecognition of a $1.3 million liability for which settlement is not considered probable.
Provision for Income Taxes
Provision for income taxes was $1.4 million and $1.3 million for the six months ended July 31, 2025 and 2024, respectively. For the six months ended July 31, 2025 and 2024, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the six months ended July 31, 2025 and 2024 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.
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
We define and calculate Non-GAAP Gross Profit as gross profit adjusted for stock-based compensation, amortization of acquired intangible assets, and restructuring costs. We define Non-GAAP Gross Margin as Non-GAAP Gross Profit divided by revenue.

We define and calculate Adjusted EBITDA as net income (loss) before the impact of interest income and expense, income tax provision and depreciation and amortization, and further adjusted for the following items: stock-based compensation, change in fair value of warrant liabilities, other income (expense), net, restructuring costs, and certain litigation expenses.
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
Non-GAAP Gross Profit and Non-GAAP Gross Margin
The table below reconciles Non-GAAP Gross Profit and Non-GAAP Gross Margin to Gross Profit and Gross Margin (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except percentages)	2025	2024	2025	2024
Gross Profit	$42,268	$32,310	$78,871	$63,993
Stock-based compensation	1,872	942	3,413	1,818
Amortization of acquired intangible assets	708	750	1,399	1,539
Restructuring costs	—	1,184	15	1,184
Non-GAAP Gross Profit	$44,848	$35,186	$83,698	$68,534
Gross Margin	58%	53%	56%	53%
Non-GAAP Gross Margin	61%	58%	60%	56%

Adjusted EBITDA
The table below reconciles Adjusted EBITDA to net loss (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2025	2024	2025	2024
Net loss	$(22,592)	$(38,668)	$(35,220)	$(67,961)
Interest income	(2,172)	(2,771)	(4,056)	(5,878)
Income tax provision	497	897	1,425	1,339
Depreciation and amortization	10,622	13,145	21,704	26,248
Change in fair value of warrant liabilities	5,679	602	(4,708)	(928)
Stock-based compensation	13,456	11,566	25,998	24,638
Restructuring costs	—	10,499	20	10,499
Certain litigation expenses (1)	288	—	615	—
Other (income) expense, net	628	363	1,828	(720)
Adjusted EBITDA	$6,406	$(4,367)	$7,606	$(12,763)
(1) Expenses relating to the Delaware class action lawsuit. Refer to Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements in Item 1 of this Form 10-Q.
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
Backlog
The table below reconciles Backlog to remaining performance obligations for the periods indicated:

(in thousands)	July 31, 2025	January 31, 2025
Remaining performance obligations	$690,066	$412,829
Cancelable amount of contract value	46,011	90,920
Backlog	$736,077	$503,749
For remaining performance obligations as of July 31, 2025, the Company expects to recognize approximately 32% within the next 12 months, approximately 57% within the next 24 months, and the remainder thereafter. For Backlog as of July 31, 2025, the Company expects to recognize approximately 35% within the next 12 months, approximately 59% within the next 24 months, and the remainder thereafter.
Liquidity and Capital Resources
Since inception, we have incurred net losses. We recorded positive net cash flows from operations for the three and six months ended July 31, 2025. Our operations have historically been primarily funded by the net proceeds from the sale of our equity securities and borrowings under credit facilities, as well as cash received from our customers. We currently have no debt outstanding.
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
As of July 31, 2025 and January 31, 2025, we had $181.1 million and $118.0 million, respectively, in cash and cash equivalents. Additionally, as of July 31, 2025 and January 31, 2025, we had short-term investments of $90.5 million and $104.0 million, respectively, which are highly liquid in nature and available for current operations. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.
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
As of July 31, 2025, our principal contractual obligations and commitments include lease obligations for real estate and ground stations and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 7, 9, and 11 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these cash requirements.
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

	Six Months Ended July 31,
(in thousands)	2025	2024
Net cash provided by (used in)
Operating activities	$85,120	$(12,155)
Investing activities	$(17,698)	$81,726
Financing activities	$(10,163)	$(5,106)

Net cash provided by (used in) operating activities
Net cash provided by operating activities for the six months ended July 31, 2025 primarily consisted of the net loss of $35.2 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation expense of $26.0 million and depreciation and amortization expense of $21.7 million, which were partially offset by a change in fair value of warrant liabilities of $4.7 million. The net change in operating assets and liabilities primarily consisted of a $75.8 million increase in deferred revenue, which was partially offset by a $4.3 million decrease in accounts payable, accrued and other liabilities.
Net cash used in operating activities for the six months ended July 31, 2024 primarily consisted of the net loss of $68.0 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included depreciation and amortization expense of $26.2 million and stock-based compensation expense of $24.6 million. The net change in operating assets and liabilities primarily consisted of a $4.1 million increase in accounts payable, accrued and other liabilities, and a $1.3 million decrease in prepaid expenses and other assets, which were partially offset by a $1.1 million decrease in deferred revenue.
Net cash provided by (used in) investing activities
Net cash used in investing activities for the six months ended July 31, 2025 primarily consisted of purchases of property and equipment of $28.4 million and purchases of available-for-sale securities of $22.4 million, which were partially offset by maturities of available-for-sale securities of $27.1 million and sales of available-for-sale securities of $9.3 million.
Net cash provided by investing activities for the six months ended July 31, 2024 primarily consisted of sales of available-for-sale securities of $150.2 million and maturities of available-for-sale securities of $46.8 million, which were partially offset by purchases of available-for-sale securities of $81.7 million, purchases of property and equipment of $25.1 million, and purchases of licensed imagery of $4.3 million.
Net cash used in financing activities
Net cash used in financing activities for the six months ended July 31, 2025 primarily consisted of payments for withholding taxes related to the net share settlement of equity awards of $12.4 million and payments for contingent consideration for business acquisitions of $4.8 million, which were partially offset by proceeds from the exercise of common stock options of $8.5 million.
Net cash used in financing activities for the six months ended July 31, 2024 primarily consisted of payments for withholding taxes related to the net share settlement of equity awards of $4.5 million and payments of contingent consideration for business acquisitions of $1.3 million, which were partially offset by proceeds from employee stock purchase plan of $0.7 million.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, and property and equipment and long-lived assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2025 Form 10-K.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2025 at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Part II - Other Information

Item 1. Legal Proceedings.
See discussion under the heading Legal Proceedings in Note 9 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We generated net losses of $22.6 million and $38.7 million for the three months ended July 31, 2025 and 2024, respectively, and net losses of $123.2 million, $140.5 million and $162.0 million for our fiscal years ended January 31, 2025, 2024 and 2023, respectively. As of July 31, 2025, we had an accumulated deficit of $1,238.2 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will generate enough revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also intend to continue to invest in our business, including with respect to the development of our platform and satellites, and general administration, including, legal, finance and other compliance expenses related to our business. Increased expenses associated with these activities could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, build and launch additional satellites, expand our data analytics capabilities, increase our sales force to enter into new verticals, and expand use cases and integrations, amongst other things, and to consider strategic acquisitions, which may cause us to incur significant acquisition costs. We will also face increased compliance costs associated with growth, the expansion of our customer base, and operation as a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business may significantly decrease.

If the market for our products and services fails to grow as we expect or takes longer than we expect to grow, or if our current customers or prospective customers fail to adopt our platform, our business, financial condition and results of operations could be harmed.

The market for satellites, satellite imagery and related analytics products and services, in particular, continues to evolve and may not be as significant as we expect. Further, the number and types of customers that we believe may be interested in our satellites, analytics products and services may be fewer than we anticipate. We cannot be sure that we will be able to convert interest in our satellites, satellite imagery and related analytics products and services into sales, that these markets will continue to grow or, even if they do grow, that businesses, governments and other potential customers will adopt our platform or any of the products we develop in the future. Our future success will depend in large part on our ability to further penetrate the market for satellites, satellite imagery and related analytics products and services. Our ability to further penetrate this market depends on a number of factors, including the cost, performance, and perceived value associated with our satellites, our platform and our proprietary data. We have spent, and intend to keep spending, considerable resources to educate potential customers about our products and services. However, we cannot be sure that these expenditures will help our platform achieve any additional market acceptance. In addition, it may take substantial time, potentially longer than we initially forecast or anticipate, to bring on new customers or for existing customers to purchase new products or offerings we may develop in the future. Furthermore, potential customers could have made significant investments in alternative satellites, platforms or services, or may not be persuaded that our proprietary data is needed for their business or operations. If the market fails to grow or grows more slowly than we currently expect or businesses, governments and other potential customers fail to adopt our platform, our business, operating results, and financial condition could be adversely affected.

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

We have several offices in Europe that support our business. If we fail to deploy or manage our operations in other countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

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

Significant portions of our revenue and accounts receivable are concentrated with a limited number of customers. For the three and six months ended July 31, 2025, three customers accounted for 16%, 14%, and 11% of revenue. Two customers accounted for 24% and 11% of accounts receivable as of July 31, 2025. Further, accounts receivable are typically unsecured and are thus subject to the increased risk of us being unable to collect on overdue amounts.

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

There are inherent climate-related risks wherever business is conducted. Certain of our facilities, as well as our and third-party infrastructure on which we rely, are located in areas that have experienced, and are projected to continue to experience, various meteorological phenomena (such as drought, heatwaves, wildfire, storms, and flooding, among others) or other catastrophic events that may disrupt our or our suppliers’ operations, require us to incur additional operating or capital expenditures, or otherwise adversely impact our business, financial condition, or results of operations. Climate change may increase the frequency and/or intensity of such events. For example, in certain areas, there has been an increase in power shutoffs associated with wildfire prevention. Climate change may also contribute to various chronic changes in the physical environment, such as sea-level rise or changes in ambient temperature or precipitation patterns, which may also adversely impact our or our suppliers’ operations. While we may take various actions to mitigate our business risks associated with climate change, this may require us to incur substantial costs and may not be successful, due to, among other things, the uncertainty associated with the longer-

term projections associated with managing climate risk. For example, to the extent catastrophic events become more frequent, it may adversely impact the availability or cost of insurance.

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

Our quarterly and annual results of operations, our key metrics discussed elsewhere in our public filings and other metrics that analysts use to evaluate our business have fluctuated in the past and may vary significantly in the future. Period-to-period comparisons of our operating results and other key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly and annual financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our Class A common stock could decline significantly. Factors that may cause these fluctuations include, without limitation, those listed below:

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

Further, AI technologies may be used in connection with certain cybersecurity attacks and may increase the intensity or effectiveness of such attacks or otherwise create heightened cybersecurity risks. For more information, see “—Issues in the use of artificial intelligence, including machine learning and computer vision (together, “AI”), in our geospatial data and analytics platforms may result in reputational harm or liability.”

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

NOAA Approvals. Our business requires licenses from the Commercial Remote Sensing Regulatory Affairs office of the National Oceanic and Atmospheric Administration’s (“NOAA”) Office of Space Commerce, and we currently hold various active licenses issued by NOAA for the operation of our equipment. License approval can include an interagency review of national security, foreign policy, and international obligations implications, including consultations with the U.S. Department of Defense and U.S. Department of State. There can be no assurance that NOAA will renew the licenses we hold, accept necessary modifications to the licenses we currently hold or grant new licenses. Moreover, the rules and regulations of NOAA, and their interpretation and application, may change, and NOAA may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated. Under certain of our NOAA licenses and NOAA rules and requirements, the U.S. government has the right to interrupt service or limit our ability to distribute satellite images when foreign policy or U.S. national security interests are affected. Additionally, we must obtain NOAA approval for changes to material facts in our NOAA licenses. If NOAA revokes, modifies, or fails to renew the licenses we hold, or fails to grant a new license or modification in a timely manner, or if we fail to satisfy any of the conditions of our respective licenses, we may not be able to continue to provide our products and services; should we not obtain necessary licenses or approvals in a timely manner, including as a result of recent reductions in the NOAA workforce, our products and services may not be competitive.

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

Export Approvals. Planet’s satellite and ground station hardware, software, and related technology is controlled for export. Any export of hardware or software, and the provision of services and related technology may be subject to export control laws and regulations including the U.S. International Traffic in Arms Regulations (“ITAR”), the U.S. Export Administration Regulations (“EAR”), and the export control regulations of other jurisdictions from which we export commodities, software, or technologies. For additional information relating to trade control risks see “—We are subject to international trade laws and regulations that could impair our business operations and ability to compete in international markets or subject us to liability if we violate applicable controls.”

FCC Approvals. Our operation of satellites and U.S. ground terminals requires licenses from the Federal Communications Commission (the “FCC”), and we currently hold various active licenses issued by the FCC for the operation of these facilities. The FCC regulates the launch and operation of our satellites, the use of the radiofrequency spectrum used by our satellites and the licensing of our ground terminals located within the United States. We are also subject to the FCC’s rules and regulations and the terms of our licenses, which require us to comply with various operating conditions and requirements. As conditions and requirements to our licenses, we are required to share spectrum with other users and to coordinate our spectrum use with other satellite operators, including certain agencies of the U.S. federal government, to avoid interference to or from other satellites. The results of coordination may adversely affect our use of our satellites using certain frequencies, as well as the type of applications or services that we can accommodate. Further, our radio frequency operations may be subject to harmful interference from new or modified spectrum uses. If we obtain a required authorization but we do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we may lose our authorization to operate a given satellite. We believe our current operations adhere to FCC requirements. However, the FCC licenses we currently hold are subject to potential revocation, modification, or nonrenewal by the FCC. While the FCC generally renews licenses routinely, there can be no assurance that our licenses will be renewed at their expiration dates on favorable terms or without adverse conditions. Failure to renew these licenses could have a material and adverse effect on our ability to generate revenue and conduct our business as currently expected. Moreover, should we not obtain necessary licenses or approvals for new operations in a timely manner, we may not be able to expand our operations, products, and services. In addition, if we do not obtain required authorizations in the future, we may not be able to operate our existing facilities. We are subject to FCC regulatory fees associated with our authorizations which can fluctuate significantly from year to year. For example, in its fiscal year 2024 regulatory fee schedule and in its proposed 2025 fee schedule, the FCC implemented or proposed to implement several significant changes for fee payors in the space station (e.g., satellite) and earth station categories, including substantial fee increases that impact companies like ours. Such fee fluctuations or further increases could impact our financial flexibility and/or adversely affect our operations and ability to conduct business. Finally, the rules and regulations of the FCC, and their interpretation and application, may change, and such authorities may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated, and these changes in rules or regulatory policy may significantly affect our business.

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

Planet or its vendors must secure necessary licenses and operational authority to use the required spectrum in each country into which we will downlink commercial Earth imagery and/or communicate with our spacecraft. If Planet or its vendors are not successful in obtaining the necessary approvals, we will not be able to downlink imagery or communicate with our spacecraft in those foreign locations. Our inability, or our vendors’ inability, to obtain the necessary foreign licenses or authorizations could negatively affect our business. In addition, regulatory provisions in countries where we wish to operate may impose unduly burdensome restrictions on our operations. Our business may also be adversely affected if the national authorities where we plan to operate adopt treaties, regulations or legislation unfavorable to foreign companies.

Additional Regulatory Issues. Our launch and operation of planned satellites and ground stations may require additional regulatory authorizations from the FCC, NOAA, and/or non-U.S. licensing authorities. Obtaining launch windows for planned satellites and ground stations, preparing for launch, and working with the requisite equipment in foreign jurisdictions may require additional coordination between us, our launch services providers, and/or various U.S. and foreign regulators. Failure to obtain these approvals may result in delays in launches of satellites or servicing of launched satellites, which in turn may materially affect our business.

The rules and regulations of these regulatory authorities are subject to change and may not continue to permit our operations as currently conducted or as we plan to conduct them. For example, the FCC recently adopted rules requiring the deorbiting of certain satellites – including those we may launch in the future – after five years to mitigate the risk of orbital debris. The FCC continues to consider the imposition of additional rules and reporting obligations that could affect us and our operations, including by requiring us to redesign our satellites, incur operational burdens, and/or assume increases in production and launch costs. Future rules may also affect other corporate policies or practices in ways that may create further burdens on our business and operations. Moreover, the United States and ITU are considering regulatory changes that may affect our use of or access to certain portions of the radiofrequency spectrum, possibly including reallocation of frequencies we use or intend to use or the introduction of new services that may cause harmful interference to our operations (such as X-band downlink in the 8025-8400 MHz band, which is under study in the United States and at the ITU for terrestrial use). Such authorities may also adopt rules and/or make changes in the licenses of our competitors that affect our spectrum access or use. Certain changes in rules or regulatory policy may significantly affect our business or raise the cost of operating our business. For example, a draft European Union (“EU”) Space Act was released in June 2025 that would regulate third-country providers of space-based data and services into the EU, potentially requiring new registrations, fees, and compliance with new substantive technical obligations. These changes could affect Planet’s operations, including by requiring us to redesign our satellites, incur operational burdens, and/or assume increases in production costs. In addition, some legislators have discussed vesting additional authority in the Commerce Department and/or NASA in certain areas related to our operations, which could result in additional regulatory burdens affecting us and our operations in a similar manner.

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

Our business is subject to international trade laws and regulations, including, without limitation, the Export Administration Regulations (“EAR”) maintained by the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”); the International Traffic in Arms Regulations (“ITAR”) maintained by the U.S. Department of State, Directorate of Defense Trade Controls (“DDTC”); and trade and economic sanctions maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and similar laws of other jurisdictions in which we operate.

International trade laws and regulations continuously evolve to address technological developments and changes in geopolitical conditions. Increasing global trade tensions could result in new export and import regulations, tariffs, or other governmental restrictions that inhibit our ability to transact with foreign suppliers, customers, or other business partners. Monitoring and responding to these developments requires significant resources and could impair our operations. If it was determined that we did not comply with such international trade laws and regulations or other similar laws, including export control laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, the possible loss of our export or import privileges, seizure and forfeiture of assets involved in such noncompliance and debarment from U.S. government contracting.

Moreover, changes to international trade laws and regulations may restrict our ability to conduct certain export activity or may impose export licensing requirements that could delay or increase costs associated with export activity. Obtaining any necessary export license for a particular export, including to Planet entities in other jurisdictions, to foreign national employees of Planet, to ground station sites, to vendors, or to cover a sale or offering may not be possible, may be time-consuming and may result in the delay or loss of sales opportunities. If we are unable to maintain our existing authorizations, make necessary modifications to our existing authorizations, or obtain future export licenses in accordance with the export control laws and regulations, we may be unable to export hardware, software, or technology, or to provide services and related technology to our customers, suppliers, employees or other business partners, which could impair our business operations and ability to compete in international markets.

Furthermore, export control laws and economic sanctions programs in many cases prohibit the export of software and services to certain sanctioned countries and persons, as well as for prohibited end-users and end-uses. Even though we take precautions to ensure that we and our partners comply with all applicable international trade laws and regulations, we have from time to time submitted voluntary self-disclosures to BIS as is encouraged by the regulator to address potential violations of the EAR and identify remedial measures taken to improve the compliance program, including one disclosure concerning, among other things, inadvertent access being provided to certain of our EAR-controlled technology/software prior to obtaining proper export licenses for such access. While we do not expect BIS to take enforcement action against us, we are unable to reasonably estimate the time it may take to resolve these matters or the amount or range of potential loss, penalty or other government action, if any, that may be incurred. While we are in the process of further enhancing our policies and procedures relating to export control and sanctions compliance, we cannot assure you that such policies and procedures will prevent future violations, and any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties and adversely affect our business.

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

Any limitation on our ability to export to or sell our technology, products, or services in international markets or to export controlled technology and software to our foreign national employees and/or subsidiaries could adversely affect our business, financial condition and results of operations.

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

Shares of our Class B common stock have 20 votes per share, while shares our Class A common stock have one vote per share. William Marshall and Robert Schingler, Jr. (the “Planet Founders”) hold all of the issued and outstanding shares of our Class B common stock. Accordingly, the Planet Founders hold over approximately 60% of the voting power of our capital stock and are able to control matters submitted to our stockholders for approval, including the election of directors, many amendments of our organizational documents and many transactions involving a merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. Additionally, the Planet Founders may receive additional shares of Class B common stock for any contingent consideration issued in respect of their ownership of Former Planet Class B common stock held immediately prior to the Business Combination. The Planet Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Planet, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Planet, and might ultimately affect the market price of shares of our Class A common stock.

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

As a Delaware public benefit corporation, we may be subject to increased derivative litigation concerning our board’s obligation to balance our stockholders’ pecuniary interests, the best interests of those materially affected by our conduct and our public benefit interest, the occurrence of which may have an adverse impact on our financial condition and results of operations.

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

Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
On July 12, 2025, William Marshall, the Company’s co-founder, chief executive officer, and chairperson of the Company’s board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 800,000 shares of Class A common stock. The plan is scheduled to terminate on July 13, 2026, subject to early termination for certain specified events set forth therein.
On July 14, 2025, Robert Schingler, Jr., the Company’s co-founder, chief strategy officer, and member of the board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 511,698 shares of Class A common stock. The plan is scheduled to terminate on July 14, 2026, subject to early termination for certain specified events set forth therein.
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
Date: September 8, 2025

PLANET LABS PBC

By:	/s/ Ashley Johnson
Ashley Johnson
President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)