Form 10-Q
period 2025-10-31
Planet Labs PBC
filed 2025-12-10
CIK 1836833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2025

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

The registrant had 292,507,135 outstanding shares of Class A Common Stock and 21,157,586 outstanding shares of Class B Common Stock as of December 5, 2025.

Unless the context otherwise requires, the “Company”, “Planet”, “we”, “our”, “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended October 31, 2025 (the “Form 10-Q” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Factors that may impact such forward-looking statements include:

•
our future financial performance, including expectations regarding our revenue, cost of revenue, operating expenses, capital expenditures, cash flows and our ability to achieve profitability;
•
our ability to attract and retain customers, including our ability to renew existing contracts and expand our relationships with existing customers;
•
our expectations regarding the value of our offerings to our customers over time;
•
our expectations regarding market growth, including our ability to grow in existing markets and expand into new markets;
•
our ability to continue to improve our data and offer software and analytic solutions to improve the value of our data;
•
our expectations regarding our satellite services contracts and our ability to enter into new agreements for our satellite services;
•
our ability to continue to invest in our sales and marketing, software platform development, machine learning and analytic tools as well as our applications and new satellite technologies;
•
our relationships with third-party partners, vendors and solution providers;
•
our ability to manage risks and challenges associated with our financial condition and results of operations;
•
our expectations regarding macroeconomic uncertainty and the geopolitical environment, including trade tensions and tariffs;
•
our expectations regarding our international operations, including our ability to operate under different regulatory regimes and our exposure to fluctuations in foreign currency exchange rates;
•
our expectations regarding the future impact of funding, policies, priorities and regulations of our government customers;
•
our expectations regarding the future impact of seasonality on our business;
•
our management of future growth and business operations;
•
our expectations regarding the realization of our U.S. and foreign deferred tax assets;
•
our ability to maintain, protect and enhance our intellectual property; and
•
the increased expenses associated with being a public company.

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

Part I. - Financial Information

Item 1. Financial Statements.

Planet Labs PBC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)	October 31, 2025	January 31, 2025
Assets
Current assets
Cash and cash equivalents	$443,349	$118,048
Restricted cash and cash equivalents, current	906	6,598
Short-term investments	233,975	104,027
Accounts receivable, net of allowance of $31 and $807, respectively	46,332	55,833
Prepaid expenses and other current assets	29,581	17,719
Total current assets	754,143	302,225
Property and equipment, net	145,084	121,749
Capitalized internal-use software, net	21,062	18,974
Goodwill	138,954	136,349
Intangible assets, net	25,537	27,452
Restricted cash and cash equivalents, non-current	5,367	5,348
Operating lease right-of-use assets	13,950	19,752
Other non-current assets	1,963	1,947
Total assets	$1,106,060	$633,796
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,448	$2,604
Accrued and other current liabilities	28,652	42,600
Deferred revenue	145,857	82,275
Liability from early exercise of stock options	2,689	5,378
Operating lease liabilities, current	7,943	9,221
Total current liabilities	188,589	142,078
Deferred revenue	48,332	11,182
Deferred hosting costs	5,273	5,368
Public and private placement warrant liabilities	56,820	18,077
Operating lease liabilities, non-current	7,209	12,392
Contingent consideration	3,601	2,883
Convertible notes	446,201	—
Other non-current liabilities	477	530
Total liabilities	756,502	192,510
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at October 31, 2025 and January 31, 2025, 292,437,391 and 278,937,702 Class A shares issued and outstanding at October 31, 2025 and January 31, 2025, respectively, 21,157,586 Class B shares issued and outstanding at October 31, 2025 and January 31, 2025, 0 Class C shares issued and outstanding at October 31, 2025 and January 31, 2025	28	28
Additional paid-in capital	1,642,478	1,645,356
Accumulated other comprehensive income (loss)	4,458	(1,097)
Accumulated deficit	(1,297,406)	(1,203,001)
Total stockholders’ equity	349,558	441,286
Total liabilities and stockholders’ equity	$1,106,060	$633,796

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue	$81,254	$61,266	$220,905	$182,798
Cost of revenue	34,670	23,749	95,450	81,288
Gross profit	46,584	37,517	125,455	101,510
Operating expenses
Research and development	27,327	25,216	74,556	78,055
Sales and marketing	18,783	16,795	52,671	62,013
General and administrative	18,814	18,114	57,299	58,198
Total operating expenses	64,924	60,125	184,526	198,266
Loss from operations	(18,340)	(22,608)	(59,071)	(96,756)
Interest income	4,414	2,414	8,470	8,292
Interest expense	(1,020)	(277)	(1,845)	(555)
Change in fair value of warrant liabilities	(43,473)	198	(38,765)	1,126
Other income (expense), net	18	217	(985)	1,215
Total other income (expense), net	(40,061)	2,552	(33,125)	10,078
Loss before provision for income taxes	(58,401)	(20,056)	(92,196)	(86,678)
Provision for income taxes	784	25	2,209	1,364
Net loss	$(59,185)	$(20,081)	$(94,405)	$(88,042)
Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.07)	$(0.31)	$(0.30)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	309,248,247	293,338,324	304,595,506	290,674,554

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Net loss	$(59,185)	$(20,081)	$(94,405)	$(88,042)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	487	52	5,553	(159)
Change in fair value of available-for-sale securities	119	48	2	(88)
Other comprehensive income (loss), net of tax	606	100	5,555	(247)
Comprehensive loss	$(58,579)	$(19,981)	$(88,850)	$(88,289)

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 31, 2024	289,275,491	$28	$1,596,201	$1,594	$(1,079,805)	$518,018
Issuance of Class A common stock from the exercise of common stock options	35,318	—	20	—	—	20
Issuance of Class A common stock upon vesting of restricted stock units	2,334,916	—	—	—	—	—
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(908,417)	—	(2,015)	—	—	(2,015)
Stock-based compensation	—	—	13,745	—	—	13,745
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(512)	—	(512)
Change in translation	—	—	—	(534)	—	(534)
Net loss	—	—	—	—	(29,293)	(29,293)
Balances at April 30, 2024	290,737,308	$28	$1,608,847	$548	$(1,109,098)	$500,325
Issuance of Class A common stock from the exercise of common stock options	234,443	—	280	—	—	280
Issuance of Class A common stock upon vesting of restricted stock units	3,834,734	—	—	—	—	—
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(1,330,082)	—	(2,470)	—	—	(2,470)
Stock-based compensation	—	—	12,185	—	—	12,185
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	376	—	376
Change in translation	—	—	—	323	—	323
Net loss	—	—	—	—	(38,668)	(38,668)
Balances at July 31, 2024	293,476,403	$28	$1,619,738	$1,247	$(1,147,766)	$473,247
Issuance of Class A common stock from the exercise of common stock options	54,614	—	32	—	—	32
Issuance of Class A common stock upon vesting of restricted stock units	3,757,861	—	—	—	—	—
Issuance of Class A common stock for employee stock purchase program	487,557	—	924	—	—	924
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(1,343,991)	—	(2,843)	—	—	(2,843)
Stock-based compensation	—	—	12,330	—	—	12,330
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	48	—	48
Change in translation	—	—	—	52	—	52
Net loss	—	—	—	—	(20,081)	(20,081)
Balances at October 31, 2024	296,432,444	$28	$1,631,077	$1,347	$(1,167,847)	$464,605

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 31, 2025	300,095,288	$28	$1,645,356	$(1,097)	$(1,203,001)	$441,286
Issuance of Class A common stock from the exercise of common stock options	683,189	—	1,570	—	—	1,570
Issuance of Class A common stock upon vesting of restricted stock units	3,380,365	—	—	—	—	—
Issuance of Class A common stock for employee stock purchase program	500,589	—	936	—	—	936
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(1,256,064)	—	(5,264)	—	—	(5,264)
Stock-based compensation	—	—	13,215	—	—	13,215
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	16	—	16
Change in translation	—	—	—	4,775	—	4,775
Net loss	—	—	—	—	(12,628)	(12,628)
Balances at April 30, 2025	303,403,367	$28	$1,656,709	$3,694	$(1,215,629)	$444,802
Issuance of Class A common stock from the exercise of common stock options	1,628,374	—	5,496	—	—	5,496
Issuance of Class A common stock upon vesting of restricted stock units	4,186,832	—	—	—	—	—
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(1,332,356)	—	(7,172)	—	—	(7,172)
Stock-based compensation	—	—	14,101	—	—	14,101
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(133)	—	(133)
Change in translation	—	—	—	291	—	291
Net loss	—	—	—	—	(22,592)	(22,592)
Balances at July 31, 2025	307,886,217	$28	$1,670,030	$3,852	$(1,238,221)	$435,689
Issuance of Class A common stock from the exercise of common stock options	2,447,726	—	11,629	—	—	11,629
Issuance of Class A common stock upon vesting of restricted stock units	4,446,009	—	—	—	—	—
Issuance of Class A common stock for employee stock purchase program	422,891	—	1,233	—	—	1,233
Issuance of Class A common stock from the exercise of public warrants	5,530	—	86	—	—	86
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(1,613,396)	—	(15,883)	—	—	(15,883)
Purchase of capped call transactions	—	—	(39,560)	—	—	(39,560)
Stock-based compensation	—	—	14,047	—	—	14,047
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	119	—	119
Change in translation	—	—	—	487	—	487
Net loss	—	—	—	—	(59,185)	(59,185)
Balances at October 31, 2025	313,594,977	$28	$1,642,478	$4,458	$(1,297,406)	$349,558

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended October 31,
(in thousands)	2025	2024
Operating activities
Net loss	$(94,405)	$(88,042)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	31,612	36,365
Stock-based compensation, net of capitalized cost of $1,892 and $1,793, respectively	39,471	36,467
Change in fair value of warrant liabilities	38,765	(1,126)
Change in fair value of contingent consideration	2,071	3,161
Other	1,772	(932)
Changes in operating assets and liabilities
Accounts receivable	7,344	5,487
Prepaid expenses and other assets	1,052	8,499
Accounts payable, accrued and other liabilities	(10,320)	(7,731)
Deferred revenue	96,623	71
Deferred hosting costs	(272)	(298)
Net cash provided by (used in) operating activities	113,713	(8,079)
Investing activities
Purchases of property and equipment	(55,114)	(32,694)
Capitalized internal-use software	(3,398)	(4,145)
Maturities of available-for-sale securities	45,017	57,046
Sales of available-for-sale securities	33,079	162,341
Purchases of available-for-sale securities	(207,138)	(105,582)
Business acquisition, net of cash acquired	—	(1,068)
Purchases of licensed imagery intangible assets	(1,153)	(4,558)
Other	—	(300)
Net cash provided by (used in) investing activities	(188,707)	71,040
Financing activities
Proceeds from the exercise of common stock options	19,932	332
Payments for withholding taxes related to the net share settlement of equity awards	(28,319)	(7,328)
Proceeds from employee stock purchase program	1,851	1,083
Payments of contingent consideration for business acquisitions	(4,047)	(8,783)
Payment of indemnification holdback for business acquisition	(5,000)	—
Proceeds from issuance of convertible notes, net of discount	448,759	—
Payment of debt issuance costs	(2,929)	—
Proceeds from the exercise of warrants	64	—
Purchase of capped call transactions	(39,560)	—
Other	(2,659)	(606)
Net cash provided by (used in) financing activities	388,092	(15,302)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	6,530	74
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	319,628	47,733
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	129,994	102,198
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$449,622	$149,931

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Notes to Unaudited Condensed Consolidated Financial Statements

(1)
Organization

Planet Labs PBC (“Planet,” or the “Company”) was founded to design, construct, and launch constellations of satellites with the intent of providing high cadence geospatial data delivered to customers via an online platform. The Company’s mission is to use space to help life on Earth, by imaging the world every day and making global change visible, accessible, and actionable. The Company is headquartered in San Francisco, California, with operations throughout the United States (“U.S.”), Canada, Asia and Europe. The Company has wholly-owned foreign subsidiaries in Canada, Germany, Luxembourg, Singapore, Slovenia, Austria, the Netherlands, the United Kingdom and Japan.

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

(2)
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Operating results for the three and nine months ended October 31, 2025 are not necessarily indicative of the results expected for the fiscal year ending January 31, 2026 or any other future period.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands, Slovenia, Austria, and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss at October 31, 2025 that the Company would incur if parties to cash, cash equivalents, and short-term investments failed completely to perform according to the terms of the contracts is $674.9 million.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. One customer accounted for 22% and 12% of accounts receivable as of October 31, 2025 and January 31, 2025, respectively.

For the three months ended October 31, 2025, two customers accounted for 15% and 11% of revenue. For the nine months ended October 31, 2025, three customers accounted for 15%, 13%, and 10% of revenue. For the three and nine months ended October 31, 2024, one customer accounted for 19% of revenue.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which revises the recognition guidance for internal-use software by eliminating the previous model based on software development stages and introducing a principles-based approach. The guidance is effective for annual periods beginning after December 15, 2027 and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

(3)
Revenue

Deferred Revenue

During the nine months ended October 31, 2025 and 2024, the Company recognized revenue of $72.3 million and $61.6 million, respectively, that had been included in deferred revenue as of January 31, 2025 and 2024, respectively.

Remaining Performance Obligations

The Company often enters into multi-year imagery licensing arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices. The Company has also entered into multi-year satellite services arrangements in which we build and operate satellites owned by the customer or provide dedicated image tasking capacity on the Company’s satellites, whereby the Company generally invoices based on specified contractual milestones or fixed due dates throughout the contract term. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $672.5 million as of October 31, 2025. The Company expects to recognize approximately 33% of the remaining performance obligations within the next 12 months, approximately 59% of the remaining obligations within the next 24 months, and the remainder thereafter.

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

During the three and nine months ended October 31, 2025, the Company capitalized $0.2 million and $1.3 million of deferred commission expenditures to be amortized in future periods, respectively. The Company’s amortization of deferred commission expenditures was $0.5 million and $1.6 million for the three and nine months ended October 31, 2025, respectively.

During the three and nine months ended October 31, 2024, the Company capitalized $0.7 million and $1.4 million of deferred commission expenditures to be amortized in future periods, respectively. The Company’s amortization of deferred commission expenditures was $0.8 million and $2.1 million for the three and nine months ended October 31, 2024, respectively.

As of October 31, 2025 and January 31, 2025, deferred commissions consisted of the following:

(in thousands)	October 31, 2025	January 31, 2025
Deferred commission, current	$1,619	$1,982
Deferred commission, non-current	1,738	1,721
Total deferred commission	$3,357	$3,703

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

The following table disaggregates revenue by major geographic region:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
North America ("NAM")	$35,148	$27,038	$95,774	$90,548
Asia Pacific & Japan ("APJ")	14,324	10,334	45,781	31,773
Europe, Middle East, & Africa ("EMEA")	27,613	20,011	69,928	50,931
Latin America ("LATAM")	4,169	3,883	9,422	9,546
Total revenue	$81,254	$61,266	$220,905	$182,798

The following table disaggregates revenue by customer type:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Civil Government	$18,828	$18,552	$51,534	$54,463
Commercial	13,061	14,173	41,450	41,182
Defense & Intelligence	49,365	28,541	127,921	87,153
Total revenue	$81,254	$61,266	$220,905	$182,798

(4)
Fair Value of Financial Assets and Liabilities

Assets and liabilities recognized or disclosed at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their respective fair values.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of October 31, 2025 and January 31, 2025 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

	October 31, 2025
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$312,211	$—	$—
U.S. Treasury securities	8,168	—	—
Corporate bonds	—	350	—
Restricted cash equivalents: money market funds	6,090	—	—
Short-term investments:
U.S. Treasury securities	26,909	—	—
Commercial paper	—	5,152	—
Corporate bonds	—	201,914	—
Total assets	$353,378	$207,416	$—
Liabilities
Public Warrants	$37,566	$—	$—
Private Placement Warrants	—	—	19,254
Contingent consideration for acquisitions	—	—	4,809
Total liabilities	$37,566	$—	$24,063

	January 31, 2025
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$29,054	$—	$—
Restricted cash equivalents: money market funds	10,350	—	—
Short-term investments:
U.S. Treasury securities	13,095	—	—
Commercial paper	—	4,290	—
Corporate bonds	—	84,528	—
Certificates of deposit	—	2,114	—
Total assets	$52,499	$90,932	$—
Liabilities
Public Warrants	$9,177	$—	$—
Private Placement Warrants	—	—	8,900
Contingent consideration for acquisitions	—	—	7,558
Total liabilities	$9,177	$—	$16,458

The fair value of cash held in banks and accrued and other current liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.

Money Market Funds

The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds during the three and nine months ended October 31, 2025 and 2024.

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

The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility. The expected volatility input utilized for the fair value measurements of the Private Placement Warrants as of October 31, 2025 and January 31, 2025 was 85% and 80%, respectively.

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

Level 3 Disclosures

The following is a roll-forward of Level 3 liabilities measured at fair value for the three and nine months ended October 31, 2025 and 2024:

(in thousands)	Private Placement Warrants	Technical Milestone Contingent Consideration (1)	Customer Contract Earnout Contingent Consideration (1)	Customer Consent Escrow Contingent Consideration (1)
Fair value at end of year, January 31, 2024	$1,305	$5,114	$1,926	$5,851
Payments	—	—	(180)	—
Change in fair value	(771)	(183)	13	69
Fair value at April 30, 2024	$534	$4,931	$1,759	$5,920
Payments	—	—	(1,090)	—
Change in fair value	326	579	155	1,291
Fair value at July 31, 2024	$860	$5,510	$824	$7,211
Payments	—	—	—	(7,500)
Change in fair value	(267)	362	586	289
Fair value at October 31, 2024	$593	$5,872	$1,410	$—

Fair value at end of year, January 31, 2025	$8,900	$5,980	$1,578	$—
Payments	—	(3,250)	(1,570)	—
Change in fair value	(5,488)	(33)	(8)	—
Fair value at April 30, 2025	$3,412	$2,697	$—	$—
Transfers out of Level 3 (2)	(927)	—	—	—
Change in fair value	2,321	77	640	—
Fair value at July 31, 2025	$4,806	$2,774	$640	$—
Transfers out of Level 3 (2)	(950)	—	—	—
Change in fair value	15,398	122	1,273	—
Fair value at October 31, 2025	$19,254	$2,896	$1,913	$—

(1) The current portion of the contingent consideration liabilities balances of $1.2 million and $4.7 million as of October 31, 2025 and January 31, 2025, respectively, is included within accrued and other current liabilities. Changes in fair value of the contingent consideration liability for the Salo Sciences technical milestone payments are included within research and development expenses. Changes in fair value of the Salo Sciences contingent consideration liability for customer contract earnout payments are included within sales and marketing expenses. Changes in fair value of the contingent consideration liability for the Sinergise acquisition customer consent escrow payments are included within general and administrative expenses.

(2) During the three and nine months ended October 31, 2025, the Company transferred 772,291 and 2,268,024 Private Placement Warrants from Level 3 to Level 1, respectively. The warrants were transferred to Level 1 due to the removal of the restrictive legends from the Private Placement Warrants, resulting in such warrants being able to be sold in the active market. The Company’s policy is to recognize transfers between fair value hierarchy levels at the beginning of the reporting period during which the transfer occurred.

Financial Instruments Not Recorded at Fair Value

As of October 31, 2025, $460.0 million in aggregate principal amount of the 2030 Notes (as defined below) was outstanding, with an estimated fair value of $646.3 million. The estimated fair value of the 2030 Notes was determined based on quoted market prices on the last trading day of the reporting period and are categorized as Level 2 financial instruments, as the 2030 Notes are not actively traded.

Other

The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of October 31, 2025 and January 31, 2025, there were no material non-financial assets recorded at fair value.

(5)
Balance Sheet Components

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.

The Company had restricted cash and cash equivalents balances of $6.3 million and $11.9 million as of October 31, 2025 and January 31, 2025, respectively.

The restricted cash and cash equivalents balances as of October 31, 2025 primarily consisted of $4.0 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases. The restricted cash and cash equivalents balances as of January 31, 2025 primarily consisted of $5.0 million of consideration placed in escrow in connection with the Sinergise acquisition and $4.0 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases.

A reconciliation of the Company’s cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated statements of cash flows as of October 31, 2025 and January 31, 2025 is as follows:

(in thousands)	October 31, 2025	January 31, 2025
Cash and cash equivalents	$443,349	$118,048
Restricted cash and cash equivalents, current	906	6,598
Restricted cash and cash equivalents, non-current	5,367	5,348
Total cash, cash equivalents, and restricted cash and cash equivalents	$449,622	$129,994

Short-term Investments

Short-term investments consisted of the following as of October 31, 2025 and January 31, 2025:

	Cost or	October 31, 2025
	Amortized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$26,889	$21	$(1)	$26,909
Commercial paper	5,152	1	(1)	5,152
Corporate bonds	201,790	172	(48)	201,914
Total short-term investments	$233,831	$194	$(50)	$233,975

	Cost or	January 31, 2025
	Amortized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$13,154	$—	$(58)	$13,096
Commercial paper	4,285	4	—	4,289
Corporate bonds	84,336	208	(16)	84,528
Certificates of deposit	2,111	3	—	2,114
Total short-term investments	$103,886	$215	$(74)	$104,027

The following table summarizes the contracted maturities of the Company’s short-term investments as of October 31, 2025 and January 31, 2025:

	October 31, 2025		January 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$106,218	$106,270	$60,974	$61,174
Due in 1-2 years	127,613	127,705	42,912	42,853
Total short-term investments	$233,831	$233,975	$103,886	$104,027

Property and Equipment, Net

Property and equipment, net consists of the following:

(in thousands)	October 31, 2025	January 31, 2025
Satellites	$217,899	$244,105
Satellites in process and not placed into service	94,769	65,451
Leasehold improvements	17,481	17,271
Ground stations and ground station equipment	22,654	21,270
Office furniture, equipment and fixtures	12,918	10,828
Computer equipment and purchased software	10,469	9,663
Total property and equipment, gross	$376,190	$368,588
Less: Accumulated depreciation	(231,106)	(246,839)
Total property and equipment, net	$145,084	$121,749

Total depreciation expense for the three and nine months ended October 31, 2025 was $7.7 million and $25.1 million, respectively, of which $6.7 million and $22.1 million, respectively, was depreciation expense specific to satellites. Total depreciation expense for the three and nine months ended October 31, 2024 was $8.0 million and $30.3 million, respectively, of which $7.2 million and $27.9 million, respectively, was depreciation expense specific to satellites.

Capitalized Internal-Use Software Development Costs

Capitalized internal-use software costs, net of accumulated amortization consists of the following:

(in thousands)	October 31, 2025	January 31, 2025
Capitalized internal-use software	$55,788	$51,526
Less: Accumulated amortization	(34,726)	(32,552)
Capitalized internal-use software, net	$21,062	$18,974

Amortization expense for capitalized internal-use software for the three and nine months ended October 31, 2025 was $0.7 million and $2.1 million, respectively. Amortization expense for capitalized internal-use software for the three and nine months ended October 31, 2024 was $0.6 million and $1.8 million, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets consists of the following:

	October 31, 2025				January 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$30,429	$(15,853)	$380	$14,956	$30,429	$(13,790)	$(634)	$16,005
Image library	21,334	(14,662)	368	7,040	19,978	(13,397)	497	7,078
Customer relationships	7,143	(4,678)	84	2,549	7,143	(4,286)	(147)	2,710
Trade names and other	6,389	(5,435)	38	992	6,389	(4,759)	29	1,659
Total intangible assets	$65,295	$(40,628)	$870	$25,537	$63,939	$(36,232)	$(255)	$27,452
Goodwill	$135,981	$—	$2,973	$138,954	$135,981	$—	$368	$136,349

Amortization expense for intangible assets for the three and nine months ended October 31, 2025 was $1.5 million and $4.4 million, respectively. Amortization expense for intangible assets for the three and nine months ended October 31, 2024 was $1.5 million and $4.3 million, respectively. No impairment charges were recognized related to intangible assets (including goodwill) for the three and nine months ended October 31, 2025 and 2024.

The change in the carrying amount of goodwill during the nine months ended October 31, 2025 and 2024 is as follows:

	Nine Months Ended October 31,
(in thousands)	2025	2024
Beginning of period	$136,349	$136,256
Addition	—	1,068
Currency translation adjustment	2,605	87
End of period	$138,954	$137,411

During the nine months ended October 31, 2024, the Company paid $1.1 million of additional consideration in connection with the finalization of the net working capital adjustment relating to the Company’s acquisition of Sinergise. The additional amount was accounted for as a measurement period adjustment and resulted in a $1.1 million addition of goodwill during the nine months ended October 31, 2024.

Accrued and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following:

(in thousands)	October 31, 2025	January 31, 2025
Deferred R&D service liability (see Note 8)	$210	$4,723
Payroll and related expenses	6,301	8,059
Deferred hosting costs	5,013	5,190
Withholding taxes and other taxes payable	3,181	2,792
Contingent consideration	1,208	4,675
Escrow liability	—	5,000
Severance and other employee termination costs	—	250
Other accruals	12,739	11,911
Total accrued and other current liabilities	$28,652	$42,600

(6)
Restructuring

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

There were no restructuring charges recognized during the three or nine months ended October 31, 2025. The 2024 headcount reduction, including cash payments, was substantially complete as of January 31, 2025.

(7)
Leases

The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of October 31, 2025, the Company has no finance leases.

Operating lease costs were $2.5 million and $7.4 million for the three and nine months ended October 31, 2025, respectively. Operating lease costs were $2.4 million and $7.1 million for the three and nine months ended October 31, 2024, respectively. Variable lease expenses and short-term lease expenses were immaterial for the three and nine months ended October 31, 2025 and 2024.

Operating cash flows from operating leases were $2.7 million and $8.1 million for the three and nine months ended October 31, 2025, respectively. Operating cash flows from operating leases were $2.6 million and $7.5 million for the three and nine months ended October 31, 2024, respectively.

Right of use assets obtained in exchange for operating lease liabilities were $0.0 million and $0.3 million for the three and nine months ended October 31, 2025. Right of use assets obtained in exchange for operating lease liabilities were $1.2 million and $4.3 million for the three and nine months ended October 31, 2024, respectively.

Maturities of operating lease liabilities as of October 31, 2025 were as follows:

(in thousands)
Remainder of Fiscal Year 2026	$2,550
2027	7,505
2028	3,345
2029	2,180
2030	943
Thereafter	173
Total lease payments	$16,696
Less: Imputed interest	(1,544)
Total lease liabilities	$15,152
Weighted average remaining lease term (years)	2.6
Weighted average discount rate	7.8%

(8)
Research and Development Arrangements

Google Research and Development Services Agreement

In October 2025, the Company entered into an agreement with Google LLC ("Google"), a related party (see Note 12), whereby the Company agreed to provide research and development services relating to testing the viability and performance of a payload integrated on prototype satellites (the "Google R&D Services Agreement"). The agreement provides for the Company to receive funding to be paid as specific milestones are achieved. The Google R&D Services Agreement is unrelated to the Company’s ordinary business activities and the Company determined that the arrangement is accounted for as an obligation to perform contractual research and development services for others pursuant to ASC 730-20, Research and Development. As ASC 730-20 does not indicate the accounting model for research and development services, the Company determined that the total transaction price will be recognized over the agreement term as a reduction of research and development expenses based on a cost incurred method.

As of October 31, 2025, the Company had not received any funding in connection with the Google R&D Services Agreement. During the three and nine months ended October 31, 2025, the Company did not recognize any funding or incur any research and development expenses in connection with the Google R&D Services Agreement.

NASA Communication Services Project

In connection with its Communication Services Project (“CSP”), the National Aeronautics and Space Administration (“NASA”) selected certain satellite communications providers that NASA will fund to develop and demonstrate near-Earth space communication services that may support future NASA missions using commercial technology. In June 2022 and August 2022, the Company entered into separate agreements with two of the satellite communications providers selected by NASA whereby the Company agreed to participate in the NASA CSP as a subcontractor. The agreements, including subsequent amendments to such agreements, provide for the Company to receive aggregate funding of $40.5 million to be paid as milestones are completed. The Company determined that the agreements are in the scope of ASC 912-730, Contractors – Federal Government – Research and Development (“ASC 912-730”). In accordance with ASC 912-730, funding is recognized over the term of each agreement as a reduction of research and development expenses based on a cost incurred method.

During the three and nine months ended October 31, 2025, the Company recognized $2.1 million and $5.6 million of funding, respectively, and incurred $2.1 million and $5.6 million of research and development expenses, respectively, in connection with the NASA CSP. During the three and nine months ended October 31, 2024, the Company recognized $2.5 million and $7.6 million of funding, respectively, and incurred $2.5 million and $7.6 million of research and development expenses, respectively, in connection with the NASA CSP. As of October 31, 2025 and January 31, 2025, the Company had received a total of $29.5 million and $28.7 million, respectively, of funding in connection with the NASA CSP.

Research and Development Services Agreement

In December 2020, the Company entered into a development services agreement, whereby the Company agreed to provide the technical knowledge and services to design and develop certain prototype satellites and deliver and test early data collected (the “R&D Services Agreement”). The R&D Services Agreement, including subsequent amendments to such agreement, provides for funding of $46.4 million to be paid to the Company as specified milestones are achieved. The R&D Services Agreement is unrelated to the Company’s ordinary business activities and the Company determined that the arrangement is accounted for as an obligation to perform contractual research and development services for others pursuant to ASC 730-20, Research and Development. As ASC 730-20 does not indicate the accounting model for research and development services, the Company determined that the total transaction price will be recognized over the agreement term as a reduction of research and development expenses based on a cost incurred method. All milestones related to the R&D Services Agreement have been completed and all funding has been recognized by the Company.

During the three and nine months ended October 31, 2025, the Company recognized $0.0 million and $0.2 million of funding and incurred $0.0 million and $0.2 million of research and development expenses, respectively, in connection with the R&D Services Agreement. During the three and nine months ended October 31, 2024, the Company recognized $2.9 million and $7.2 million of funding and incurred $2.9 million and $6.5 million of research and development expenses, respectively. As of October 31, 2025 and January 31, 2025, the Company had received a total of $46.4 million of funding in connection with the R&D Services Agreement.

(9)
Commitments and Contingencies

Hosting Service Agreement

The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 12). Future minimum purchase commitments under the non-cancelable hosting service agreement with Google as of October 31, 2025 are as follows:

(in thousands)
Remainder of Fiscal Year 2026	$9,808
2027	32,725
2028	33,427
Total purchase commitments	$75,960

Legal Proceedings

Delaware Class Action

A stockholder class action was filed in the Court of Chancery of the State of Delaware on August 19, 2024, against the former officers and directors of dMY IV and the Company. The complaint alleges that the individual defendants breached various fiduciary duties to the dMY IV stockholders and that the Company aided and abetted such breaches. The case is brought on behalf of a purported class of holders of dMY IV Class A Common Stock who held such stock prior to the redemption deadline for the Business Combination, did not exercise the right to redeem their shares, and were allegedly injured. Defendants filed a motion to dismiss the complaint on November 12, 2024. On January 6, 2025, the parties submitted a stipulation dismissing all claims against the Company, which the Court granted on January 8, 2025. The stockholder filed an amended complaint on January 10, 2025, which reasserts the claims against the former officers and directors for breach of fiduciary duty. On September 29, 2025, the Court denied a motion to dismiss the claims against the individual defendants. Those claims remain pending and, pursuant to the Merger Agreement, the Company remains obligated to indemnify the former officers and directors for such claims.

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

(10)
Warrants

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

For the three and nine months ended October 31, 2025, the Company issued 5,530 Class A Common Stock shares from exercises of Public Warrants at an exercise price of $11.50 per share. As of October 31, 2025, there were 9,162,476 Public Warrants and 3,665,309 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding. As of January 31, 2025, there were 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.

Warrants to Purchase Class A Common Stock

In addition to the Public and Private Placement Warrants, there were 1,065,594 warrants to purchase shares of Class A Common Stock with a weighted average exercise price of $9.38 which were outstanding and exercisable as of October 31, 2025 and January 31, 2025. As of October 31, 2025, the outstanding warrants have a weighted average remaining term of 4.4 years.

(11)
Convertible Notes

2030 Convertible Notes

On September 12, 2025, the Company issued $460.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due 2030 (the “2030 Notes”), pursuant to an indenture (the "Indenture"), dated September 12, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. The 2030 Notes are senior, unsecured obligations of the Company and bear interest at a fixed rate of 0.50% per year, payable semiannually in arrears on April 15 and October 15 of each year, beginning on April 15, 2026. The 2030 Notes will mature on October 15, 2030, unless earlier repurchased, redeemed, or converted pursuant to their terms.

The 2030 Notes are convertible at the option of the holders of the 2030 Notes at any time prior to the close of business on the business day immediately preceding July 15, 2030 only under the following conditions: (1) during any fiscal quarter commencing after the fiscal quarter ending on January 31, 2026 and only during such fiscal quarter, if the last reported sale price of the Company’s Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period in which the trading price (as defined in the Indenture) per $1,000 principal amount of 2030 Notes for each trading day of such five consecutive trading-day period was less than 98% of the product of the last reported sale price of the Company’s Class A Common Stock and the conversion rate on each such trading day; (3) if the Company issues a notice of redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the 2030 Notes called (or deemed called) for redemption, unless the Company makes an “all notes election”; or (4) upon the occurrence of specified corporate events. On or after July 15, 2030, until the close of business on the second scheduled trading day immediately preceding October 15, 2030, holders of the 2030 Notes may convert all or any portion of their 2030 Notes at any time, in integral multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing conditions. Upon conversion, the Company will pay or deliver, as the case may be, either cash, shares of the Company’s Class A Common Stock or a combination of cash and shares of the Company’s Class A Common Stock, at the Company’s election.

The Company may not redeem the 2030 Notes prior to October 20, 2028. The Company may redeem for cash all or any portion of the 2030 Notes (subject to certain limitations described in the Indenture), at the Company’s option, on or after October 20, 2028, but only if (1) the liquidity condition (as defined in the Indenture) is satisfied and (2) the last reported sale price of the Company’s Class A Common Stock has been at least 130% of the conversion price for the 2030 Notes then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides a notice of redemption at a redemption price equal to 100% of the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company redeems less than all of the outstanding 2030 Notes, at least $100.0 million aggregate principal amount of 2030 Notes must be outstanding and not subject to redemption as of, and after giving effect to, delivery of the relevant notice of redemption (unless the Company makes an “all notes election” with respect to such partial redemption, in which case such partial redemption limitation shall not apply). No sinking fund is provided for the 2030 Notes.

The initial conversion rate for the 2030 Notes is 83.6715 shares of Class A Common Stock per $1,000 principal amount of the 2030 Notes, which is equivalent to an initial conversion price of approximately $11.95 per share of the Company’s Class A Common Stock. The conversion rate is subject to customary adjustments upon the occurrence of certain events but will not be adjusted for any accrued and unpaid interest. In addition, upon the occurrence of a make-whole fundamental change (as defined in the Indenture) or delivery of a notice of redemption, the Company will, under certain circumstances, increase the conversion rate by a number of additional shares for 2030 Notes converted in connection with such make-whole fundamental change or (x) 2030 Notes called (or deemed called) for redemption or (y) all 2030 Notes, if the Company makes an "all notes election" (as defined in the Indenture), irrespective of whether they are called (or deemed called) for redemption that are converted, in each case, in connection with such notice of redemption.

Upon the occurrence of a fundamental change (as defined in the Indenture) prior to October 15, 2030, holders may require the Company to repurchase all or a portion of the 2030 Notes for cash at a price equal to 100% of the principal amount of the 2030 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2030 Notes include customary covenants and events of default after the occurrence of which the 2030 Notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after the occurrence of which the 2030 Notes become automatically due and payable. No such events have occurred as of October 31, 2025.

As of October 31, 2025, the conditions permitting the holders of the 2030 Notes to convert their 2030 Notes, or to require the Company to repurchase the 2030 Notes for cash, had not been met. Therefore, the 2030 Notes are classified as long-term.

The conversion feature was evaluated under ASC 815, “Derivatives and Hedging” and ASC 470-20 “Debt with Conversion and Other Options” and was not separated as a derivative because it met the equity scope exception; therefore, the 2030 Notes are accounted for entirely as a liability.

Debt issuance costs related to the 2030 Notes totaled $14.2 million at inception and were comprised of discounts to the initial purchasers and third-party issuance costs and will be amortized to interest expense over the term of the 2030 Notes using the effective interest method. As of October 31, 2025, the unamortized debt discount and issuance cost of the 2030 Notes was $13.8 million. As of October 31, 2025, the effective interest rate of the 2030 Notes is 1.13%. For the three and nine months ended October 31, 2025, interest expense related to the 2030 Notes consisted of the following:

(in thousands)	Three and Nine Months Ended October 31, 2025
Contractual interest expense	$313
Amortization of debt discount and issuance costs	371
Total interest expense	$684

Capped Calls

In connection with the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions at an aggregate cost of approximately $39.6 million. The Capped Call Transactions cover, subject to anti-dilution adjustments, the number of shares of Class A Common Stock underlying the 2030 Notes. The capped call transactions can be settled in cash or shares at the Company’s option and are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event that the market price per share of the Class A Common Stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. The Capped Call Transactions each have an initial strike price of approximately $11.95 per share and an initial cap price of $18.04 per share, which represents a premium of 100% over the last reported sale price of the Class A Common Stock on September 9, 2025, and are subject to certain adjustments under the terms of the Capped Call Transactions. The Company evaluated the Capped Call Transactions and determined that they should be accounted for as separate transactions from the 2030 Notes. The costs to purchase the Capped Call Transactions were recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated balance sheet since they are indexed to the Company’s stock and met the criteria to be classified in stockholders' equity in accordance with ASC 815-40, Contracts in Entity's Own Equity.

(12)
Related Party Transactions

As of October 31, 2025 and January 31, 2025, Google held 31,942,641 shares of the Company’s Class A Common Stock, and, as such, owned greater than 10% of outstanding shares of the Company’s Class A Common Stock.

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

The Company purchases hosting and other services from Google, of which $10.3 million and $10.6 million is deferred as of October 31, 2025 and January 31, 2025, respectively. The Company recorded $6.7 million of expense during the three months ended October 31, 2025 relating to hosting and other services provided by Google, of which $6.0 million was classified as cost of revenue and $0.7 million was classified as research and development. The Company recorded $19.3 million of expense during the nine months ended October 31, 2025 relating to hosting and other services provided by Google, of which $17.4 million was classified as cost of revenue and $1.9 million was classified as research and development.

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

As of October 31, 2025 and January 31, 2025, the Company’s accrued and other current liabilities balance included $2.4 million.

On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increased the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 9, Commitments and Contingencies, for future Google hosting purchase commitments, including the amended commitments, as of October 31, 2025.

(13)
Stock-based Compensation

The Company's equity incentive plans are described in Note 14, Stock-based Compensation, in the Notes to the Consolidated Financial Statements in the 2025 Form 10-K.

The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Cost of revenue	$1,763	$897	$5,403	$2,981
Research and development	5,136	4,643	14,596	13,495
Sales and marketing	2,014	1,655	5,953	6,863
General and administrative	5,134	5,135	15,411	14,921
Total expense	$14,047	$12,330	$41,363	$38,260
Capitalized to internal-use software development costs and property and equipment	(574)	(501)	(1,892)	(1,793)
Total stock-based compensation expense	$13,473	$11,829	$39,471	$36,467

Stock Options

A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2025	23,155,090	$5.49	4.9
Exercised	(4,759,289)	3.93
Granted	—	—
Forfeited	(1,974,901)	9.19
Balances at October 31, 2025	16,420,900	$5.50	4.5	$130,542
Vested and exercisable at October 31, 2025	16,119,651	$5.42	4.5	$129,429

As of October 31, 2025, total unrecognized compensation cost related to stock options was $1.6 million, which is expected to be recognized over a weighted average remaining period of approximately 0.5 years.

Restricted Stock Units

A summary of Restricted Stock Unit (“RSU”) activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2025	32,609,227	$3.14
Vested	(11,676,022)	3.41
Granted	12,531,172	4.13
Forfeited	(2,100,380)	3.24
Balances at October 31, 2025	31,363,997	$3.43

During the nine months ended October 31, 2025, the Company granted 12,531,172 RSUs, which generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.

Stock-based compensation expense recognized for RSUs during the three and nine months ended October 31, 2025 was $12.7 million and $36.6 million, respectively. Stock-based compensation expense recognized for RSUs during the three and nine months ended October 31, 2024 was $9.9 million and $30.2 million, respectively. As of October 31, 2025, total unrecognized compensation cost related to RSUs was $99.6 million. These costs are expected to be recognized over a weighted average remaining period of approximately 2.5 years.

Performance Vesting Restricted Stock Units

During the nine months ended October 31, 2025, the Company granted 190,042 performance vesting restricted stock units (“PSUs”) to certain members of the Company’s senior management. A portion of the PSUs are subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the first half of the fiscal year ended January 31, 2026, and the remaining portion is subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the entire fiscal year ended January 31, 2026. Vesting is also subject to continued service through the applicable vesting dates, and the actual number of PSUs that may vest ranges from 0% to 125% of the PSUs granted based on achievement of the targets.

Stock-based compensation expense recognized for PSUs during the three and nine months ended October 31, 2025 was $0.3 million and $0.7 million, respectively. Stock-based compensation expense recognized for PSUs during the three and nine months ended October 31, 2024 was $0.3 million and $0.8 million, respectively. As of October 31, 2025, total unrecognized compensation cost related to PSUs was $0.2 million, which is expected to be recognized over a period of approximately 0.4 years.

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

During the three and nine months ended October 31, 2025, the Company recognized $0.4 million and $1.0 million of stock-based compensation expense related to the ESPP, respectively. During the three and nine months ended October 31, 2024, the Company recognized $0.2 million and $0.4 million of stock-based compensation expense related to the ESPP, respectively. As of October 31, 2025, total unrecognized compensation cost related to ESPP was $0.8 million. These costs are expected to be recognized over a period of approximately 0.5 years.

Early Exercises of Stock Options

The Legacy Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. As of October 31, 2025, the Company had a $2.7 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 275,730.

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

No Earn-out Shares vested during the three and nine months ended October 31, 2025. As of October 31, 2025, there were 2,771,769 Earn-out Shares outstanding relating to Former Planet equity award holders. As of October 31, 2025 and January 31, 2025, there was no remaining unrecognized compensation cost related to the Earn-out Shares.

(14)
Income Taxes

During the three and nine months ended October 31, 2025, the Company recorded $0.8 million and $2.2 million of income tax expense, respectively. During the three months ended October 31, 2024, the Company recorded an immaterial amount of income tax expense. During the nine months ended October 31, 2024, the Company recorded $1.4 million of income tax expense. For the three and nine months ended October 31, 2025 and 2024, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three and nine months ended October 31, 2025 and 2024 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of the Company’s U.S. and foreign deferred tax assets and foreign rate differences.

The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. Gross unrecognized tax benefits were $11.1 million and $10.2 million as of October 31, 2025 and January 31, 2025, respectively. The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate due to the valuation allowance against the deferred tax assets. The Company determined that no accrual for interest and penalties was required as of October 31, 2025 and January 31, 2025 and no such expenses were incurred in the periods presented.

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

(15)
Net Loss Per Share Attributable to Common Stockholders

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(59,185)	$(20,081)	$(94,405)	$(88,042)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	309,248,247	293,338,324	304,595,506	290,674,554
Basic and diluted net loss per share attributable to common stockholders	$(0.19)	$(0.07)	$(0.31)	$(0.30)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of October 31,
	2025	2024
Warrants to purchase Class A common stock	1,065,594	1,065,594
Common stock options	16,420,900	25,610,002
Restricted Stock Units	31,363,997	36,536,733
Performance vesting Restricted Stock Units	213,227	365,428
Shares committed under ESPP	26,431	85,216
Earn-out Shares	24,230,779	24,443,504
dMY Sponsor Earn-out Shares	862,500	862,500
Public Warrants	9,162,476	6,899,982
Private Placement Warrants	3,665,309	5,933,333
Early exercised common stock options, subject to future vesting	275,730	643,370
If-converted common shares from 2030 Notes	38,488,890	—
Total	125,775,833	102,445,662

On September 12, 2025, the Company issued $460.0 million in aggregate principal amount of the 2030 Notes. The initial conversion rate for the 2030 Notes is 83.6715 shares of Class A Common Stock per $1,000 principal amount of the 2030 Notes. The Company applies the if-converted method in computing the effect of the 2030 Notes on diluted net income per share attributable to common shareholders. The 2030 Notes were not included for purposes of calculating the number of diluted shares outstanding as their effect would have been anti-dilutive. In connection with the issuance of the 2030 Notes, the Company entered into the Capped Call Transactions, which were not included for purposes of calculating the number of diluted shares outstanding as their effect would have been anti-dilutive. The Capped Call Transactions are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event of the market price per share of the Class A Common Stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. Refer to Note 11 "Convertible Notes" for further information.

(16)
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

Financial information for the Company’s reportable segment was as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Revenue	$81,254	$61,266	$220,905	$182,798
Less: Significant and other segment expenses
Cost of revenue (1)	24,986	15,114	64,727	48,304
Research and development (1)	21,270	19,211	57,021	57,059
Sales and marketing (1)	16,637	14,987	46,356	50,220
General and administrative (1)	12,745	12,196	39,579	40,220
Depreciation and amortization	9,908	10,117	31,612	36,365
Stock-based compensation	13,473	11,829	39,471	36,467
Restructuring costs	—	25	20	10,524
Interest expense	1,020	277	1,845	555
Certain litigation expenses (2)	575	395	1,190	395
Other segment items (3)	39,825	(2,804)	33,489	(9,269)
Consolidated net loss	$(59,185)	$(20,081)	$(94,405)	$(88,042)

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

Capital expenditures, which consists of purchases of property and equipment and capitalized internal-use software costs, for the three and nine months ended October 31, 2025 were $27.7 million and $58.5 million, respectively. Capital expenditures, which consists of purchases of property and equipment and capitalized internal-use software costs, for the three and nine months ended October 31, 2024 were $8.9 million and $36.8 million, respectively.

The Company’s long-lived assets by geographic region are as follows:

(in thousands)	October 31, 2025	January 31, 2025
United States	$137,512	$116,042
Rest of world	7,572	5,707
Total property and equipment, net	$145,084	$121,749

The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of October 31, 2025 and January 31, 2025.

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

Net Dollar Retention Rate

	Nine Months Ended October 31,
	2025	2024
Net Dollar Retention Rate	109%	104%

We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate increased to 109% for the nine months ended October 31, 2025, as compared to 104% for the nine months ended October 31, 2024. The increase was primarily due to large Defense and Intelligence contract expansions.

Net Dollar Retention Rate including Winbacks

	Nine Months Ended October 31,
	2025	2024
Net Dollar Retention Rate including Winbacks	110%	105%

We assess two metrics for net dollar retention—Net Dollar Retention Rate, as described above, and Net Dollar Retention Rate including winbacks. A winback is a previously existing customer that was inactive at the start of the measurement period but has reactivated during the measurement period. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention Rate set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks increased to 110% for the nine months ended October 31, 2025, as compared to 105% for the nine months ended October 31, 2024. The increase was primarily due to large Defense and Intelligence contract expansions.

EoP Customer Count

	As of October 31,
	2025	2024
EoP Customer Count	910	1,015

We define EoP Customer Count as the total count of all existing customers at the end of the period excluding customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users. For EoP Customer Count, we define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. For EoP Customer Count, we do not include users that only utilize our self-service Planet Insights Platform web based ordering system, which we acquired in August 2023, and which offers standard starter packages on a monthly or annual basis. We believe excluding these users from EoP Customer Count creates a more useful metric, as we view the Planet Insights Platform starter packages as entry points for smaller accounts, leading to broader awareness of our solutions throughout their networks and organizations. We believe EoP Customer Count is a useful metric for investors and management to track as it is an important indicator of the broader adoption of our platform and is a measure of our success in growing our market presence and penetration. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count decreased to 910 as of October 31, 2025, as compared to 1,015 as of October 31, 2024. The decrease was primarily attributable to an increased focus on larger customers.

Percent of Recurring ACV

	As of October 31,
	2025	2024
Percent of Recurring ACV	97%	97%

Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts, excluding customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users, as well as the value of any satellite services contracts. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts (excluding customers that are exclusively Planet Insights Platform self-service paying users) divided by the total dollar value of all contracts in our EoP ACV Book of Business. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining EoP ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV was 97% for the nine months ended October 31, 2025, as compared to 97% for the nine months ended October 31, 2024.

Capital Expenditures as a Percentage of Revenue

	Three Months Ended October 31,		Nine Months Ended October 31,
	2025	2024	2025	2024
Capital Expenditures as Percentage of Revenue	34%	14%	26%	20%

We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue increased to 34% for the three months ended October 31, 2025, as compared to 14% for the three months ended October 31, 2024. Capital Expenditures as a Percentage of Revenue increased to 26% for the nine months ended October 31, 2025, as compared to 20% for the nine months ended October 31, 2024. The increase was primarily attributable to an increase in capitalized labor and material related to the build of our next generation high resolution Pelican satellites and our medium resolution satellites. We expect our capital expenditures and working capital requirements to continue to increase in the foreseeable future as we seek to grow our business.

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

Interest Expense

Interest expense primarily consists of interest incurred on our convertible senior notes due 2030 (the "2030 Notes"), as well as the related amortization of deferred debt issuance costs for the 2030 Notes. Interest expense also includes interest incurred associated with a customer contract that contains a significant financing component.

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

Results of Operations

Three months ended October 31, 2025 compared to three months ended October 31, 2024

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Three Months Ended October 31,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Revenue	$81,254	$61,266	$19,988	33%
Cost of revenue	34,670	23,749	10,921	46%
Gross profit	46,584	37,517	9,067	24%
Operating expenses
Research and development	27,327	25,216	2,111	8%
Sales and marketing	18,783	16,795	1,988	12%
General and administrative	18,814	18,114	700	4%
Total operating expenses	64,924	60,125	4,799	8%
Loss from operations	(18,340)	(22,608)	4,268	(19)%
Interest income	4,414	2,414	2,000	83%
Interest expense	(1,020)	(277)	(743)	268%
Change in fair value of warrant liabilities	(43,473)	198	(43,671)	(22056)%
Other income (expense), net	18	217	(199)	(92)%
Total other income (expense), net	(40,061)	2,552	(42,613)	(1670)%
Loss before provision for income taxes	(58,401)	(20,056)	(38,345)	191%
Provision for income taxes	784	25	759	3036%
Net loss	$(59,185)	$(20,081)	$(39,104)	195%

Revenue

Revenue increased $20.0 million, or 33%, to $81.3 million for the three months ended October 31, 2025 from $61.3 million for the three months ended October 31, 2024. The increase was primarily due to a $12.1 million increase from new customer growth and an increase from existing customer contracts of $7.9 million. The increase in revenue was primarily driven by growth with new and existing Defense and Intelligence customers.

Cost of Revenue

Cost of revenue increased $10.9 million, or 46%, to $34.7 million for the three months ended October 31, 2025, from $23.7 million for the three months ended October 31, 2024. The increase was primarily due to a $4.9 million increase in costs paid to solution partners and subcontractors. The increase was also partially due to a $3.6 million increase in employee-related costs, which was primarily due to efforts towards completing our satellite services contract performance obligations. The increase was also partially due to a $1.0 million increase in stock-based compensation expense and a $0.6 million increase in hosting costs.

Research and Development

Research and development expenses increased $2.1 million, or 8%, to $27.3 million for the three months ended October 31, 2025, from $25.2 million for the three months ended October 31, 2024. The increase was primarily due to a $3.2 million decrease in funding recognized for our research and development arrangements. The increase was also partially due to a $0.9 million increase in spacecraft hardware costs for research and development activities. These increases were partially offset by a $1.9 million decrease in launch provider costs associated with the launch of a satellite classified as experimental in the prior period.

Sales and Marketing

Sales and marketing expenses increased $2.0 million, or 12%, to $18.8 million, for the three months ended October 31, 2025, from $16.8 million for the three months ended October 31, 2024. The increase was primarily due to a $1.8 million increase in employee-related costs, primarily due to decreased headcount for the three months ended October 31, 2024 as a result of the 2024 headcount reduction. The increase was also partially due to a $0.4 million increase in stock-based compensation expense, a $0.3 million increase in employee travel and entertainment costs, and a $0.3 million increase in professional and consulting expense. These increases were partially offset by a $1.0 million decrease in commission costs.

General and Administrative

General and administrative expenses increased $0.7 million, or 4%, to $18.8 million for the three months ended October 31, 2025, from $18.1 million for the three months ended October 31, 2024. The increase was primarily due to a $0.7 million increase in employee-related costs, primarily due to increased headcount. The increase was also partially due to a $0.5 million increase related to recoveries of previously written-off accounts receivable in the prior period and a $0.4 million increase in office equipment. These increases were partially offset by a $0.9 million decrease in legal costs.

Interest Income

Interest income increased $2.0 million to $4.4 million for the three months ended October 31, 2025, from $2.4 million for the three months ended October 31, 2024. The increase was primarily due to an increase in our cash equivalent and short-term investment balances.

Interest Expense

Interest expense increased $0.7 million to $1.0 million for the three months ended October 31, 2025, from $0.3 million for the three months ended October 31, 2024. The increase was primarily due to $0.4 million of amortization of deferred debt discount and issuance costs and $0.3 million of interest incurred on our 2030 Notes.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for both the three months ended October 31, 2025 and 2024 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock and the impact of time decay as the time to expiration approaches.

Other Income (Expense), net

Other income (expense), net for the three months ended October 31, 2025 and 2024, primarily reflects realized and unrealized foreign currency exchange gains and losses.

Provision for Income Taxes

Provision for income taxes was $0.8 million for the three months ended October 31, 2025 and was immaterial for the three months ended October 31, 2024. For the three months ended October 31, 2025 and 2024, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the three months ended October 31, 2025 and 2024 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

Nine months ended October 31, 2025 compared to nine months ended October 31, 2024

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Nine Months Ended October 31,		$	%
(in thousands, except percentages)	2025	2024	Change	Change
Revenue	$220,905	$182,798	$38,107	21%
Cost of revenue	95,450	81,288	14,162	17%
Gross profit	125,455	101,510	23,945	24%
Operating expenses
Research and development	74,556	78,055	(3,499)	(4)%
Sales and marketing	52,671	62,013	(9,342)	(15)%
General and administrative	57,299	58,198	(899)	(2)%
Total operating expenses	184,526	198,266	(13,740)	(7)%
Loss from operations	(59,071)	(96,756)	37,685	(39)%
Interest income	8,470	8,292	178	2%
Interest expense	(1,845)	(555)	(1,290)	232%
Change in fair value of warrant liabilities	(38,765)	1,126	(39,891)	(3543)%
Other income (expense), net	(985)	1,215	(2,200)	(181)%
Total other income (expense), net	(33,125)	10,078	(43,203)	(429)%
Loss before provision for income taxes	(92,196)	(86,678)	(5,518)	6%
Provision for income taxes	2,209	1,364	845	62%
Net loss	$(94,405)	$(88,042)	$(6,363)	7%

Revenue

Revenue increased $38.1 million, or 21%, to $220.9 million for the nine months ended October 31, 2025 from $182.8 million for the nine months ended October 31, 2024. The increase was primarily due to a $23.9 million increase from new customer growth and an increase from existing customer contracts of $14.2 million. The increase in revenue was primarily driven by growth with new and existing Defense and Intelligence customers.

Cost of Revenue

Cost of revenue increased $14.2 million, or 17%, to $95.5 million, for the nine months ended October 31, 2025, from $81.3 million for the nine months ended October 31, 2024. The increase was primarily due to a $8.1 million increase in employee-related costs, which was primarily due to efforts towards completing our satellite services contract performance obligations. The increase was also partially due to a $7.8 million increase in costs paid to solution partners and subcontractors, a $2.6 million increase in stock-based compensation, and a $0.6 million increase in amortization. These increases were partially offset by a $4.1 million decrease in depreciation expense, which was primarily due to a $8.6 million decrease resulting from certain high resolution satellites that have fully depreciated and partially offset by a $2.9 million increase resulting from certain medium resolution satellites launched in fiscal year ended January 31, 2025. These increases were also partially offset by a $1.3 million of severance and termination benefits charges recognized during the nine months ended October 31, 2024 associated with the 2024 headcount reduction and a $0.9 million decrease in hosting costs.

Research and Development

Research and development expenses decreased $3.5 million, or 4%, to $74.6 million for the nine months ended October 31, 2025, from $78.1 million for the nine months ended October 31, 2024. The decrease was primarily due to a $8.0 million decrease in employee-related costs, primarily due to efforts towards completing our satellite services contract performance obligations included in cost of revenue. The decrease was also partially due to $3.4 million of severance and termination benefits charges recognized during the nine months ended October 31, 2024 associated with the 2024 headcount reduction and a $2.0 million decrease in launch provider costs associated with the launch of a satellite classified as experimental in the prior period. These decreases were partially offset by a $8.8 million decrease in funding recognized for our research and development arrangements and a $0.9 increase in spacecraft hardware costs for research and development activities.

Sales and Marketing

Sales and marketing expenses decreased $9.3 million, or 15%, to $52.7 million, for the nine months ended October 31, 2025, from $62.0 million for the nine months ended October 31, 2024. The decrease was primarily due to $4.5 million of severance and termination benefits charges recognized during the nine months ended October 31, 2024 associated with the 2024 headcount reduction. The decrease was also partially due to a $2.3 million decrease in employee-related costs due to reduced headcount, a $1.6 million decrease in marketing expense, and a $0.9 million decrease in stock-based compensation expense.

General and Administrative

General and administrative expenses decreased $0.9 million, or 2%, to $57.3 million for the nine months ended October 31, 2025, from $58.2 million for the nine months ended October 31, 2024. The decrease was primarily due to a $1.6 million decrease in expense associated with the revaluation of the contingent consideration liability for the Sinergise customer consent escrow. The decrease was also partially due to $1.3 million of severance and termination benefits charges recognized during the nine months ended October 31, 2024 associated with the 2024 headcount reduction, and a $0.8 million decrease in audit and consulting fees. These decreases were partially offset by $1.6 million of accounts receivable write-offs in the current period compared to $0.5 million of recoveries of previously written-off accounts receivable in the prior period.

Interest Income

Interest income increased $0.2 million, to $8.5 million for the nine months ended October 31, 2025, from $8.3 million for the nine months ended October 31, 2024. The increase was primarily due to an increase in our cash equivalent and short-term investment balances.

Interest Expense

Interest expense increased $1.3 million, to $1.8 million for the nine months ended October 31, 2025, from $0.6 million for the nine months ended October 31, 2024. The increase was primarily due to $0.4 million of amortization of deferred debt discount and issuance costs and $0.3 million of interest incurred on our 2030 Notes.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for both the nine months ended October 31, 2025 and 2024 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock and the impact of time decay as the time to expiration approaches.

Other Income (Expense), net

Other expense, net of $1.0 million for the nine months ended October 31, 2025 primarily reflects $1.0 million of realized and unrealized net losses on foreign currency exchanges. Other income, net of $1.2 million for the nine months ended October 31, 2024 primarily reflects the derecognition of a $1.3 million liability for which settlement is not considered probable.

Provision for Income Taxes

Provision for income taxes was $2.2 million and $1.4 million for the nine months ended October 31, 2025 and 2024, respectively. For the nine months ended October 31, 2025 and 2024, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the nine months ended October 31, 2025 and 2024 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

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

Non-GAAP Gross Profit and Non-GAAP Gross Margin

The table below reconciles Non-GAAP Gross Profit and Non-GAAP Gross Margin to Gross Profit and Gross Margin (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except percentages)	2025	2024	2025	2024
Gross Profit	$46,584	$37,517	$125,455	$101,510
Stock-based compensation	1,707	745	5,120	2,563
Amortization of acquired intangible assets	713	759	2,112	2,298
Restructuring costs (1)	—	128	15	1,312
Non-GAAP Gross Profit	$49,004	$39,149	$132,702	$107,683
Gross Margin	57%	61%	57%	56%
Non-GAAP Gross Margin	60%	64%	60%	59%

(1) As part of the 2024 headcount reduction, we recognized $0.1 million and $1.3 million of severance and other employee costs within cost of revenue for the three and nine months ended October 31, 2024, respectively. For the three and nine months ended October 31, 2024, the restructuring related stock-based compensation benefit recognized within cost of revenue of $0.2 million is included on its respective line item. Refer to Note 6 “Restructuring” to the condensed consolidated financial statements for further information.

Adjusted EBITDA

The table below reconciles Adjusted EBITDA to net loss (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2025	2024	2025	2024
Net loss	$(59,185)	$(20,081)	$(94,405)	$(88,042)
Interest income	(4,414)	(2,414)	(8,470)	(8,292)
Interest expense	1,020	277	1,845	555
Income tax provision	784	25	2,209	1,364
Depreciation and amortization	9,908	10,117	31,612	36,365
Change in fair value of warrant liabilities	43,473	(198)	38,765	(1,126)
Stock-based compensation	13,473	11,829	39,471	36,467
Restructuring costs (1)	—	25	20	10,524
Certain litigation expenses (2)	575	395	1,190	395
Other (income) expense, net	(18)	(217)	985	(1,215)
Adjusted EBITDA	$5,616	$(242)	$13,222	$(13,005)

(1) As part of the 2024 headcount reduction, we recognized immaterial severance and other employee costs for the three months ended October 31, 2024 and $10.5 million of severance and other employee costs for the nine months ended October 31, 2024. For the three and nine months ended October 31, 2024, the restructuring related stock-based compensation benefit of $1.4 million is included on its respective line item. Refer to Note 6 “Restructuring” to the condensed consolidated financial statements for further information.

(2) Expenses relating to the Delaware class action lawsuit. Refer to Note 9 “Commitments and Contingencies” to our condensed consolidated financial statements in Item 1 of this Form 10-Q.

There are a number of limitations related to the use of Adjusted EBITDA, including:

•
Adjusted EBITDA excludes stock-based compensation, which has recently been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy;
•
Adjusted EBITDA excludes depreciation and amortization expense and, although these are non-cash expenses, the assets being depreciated and amortized will have to be replaced in the future;
•
Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on debt, which reduces cash available to us;
•
Adjusted EBITDA does not include severance expense in conjunction with restructuring events, which reduces cash available to us;
•
Adjusted EBITDA does not reflect certain litigation expenses, consisting of legal fees for a specific proceeding, which reduces cash available to us;
•
Adjusted EBITDA does not reflect income tax expense that reduces cash available to us; and
•
the expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similar measures when they report their operating results.

Backlog

The table below reconciles Backlog to remaining performance obligations for the periods indicated:

(in thousands)	October 31, 2025	January 31, 2025
Remaining performance obligations	$672,470	$412,829
Cancelable amount of contract value	62,001	90,920
Backlog	$734,471	$503,749

For remaining performance obligations as of October 31, 2025, the Company expects to recognize approximately 33% within the next 12 months, approximately 59% within the next 24 months, and the remainder thereafter. For Backlog as of October 31, 2025, the Company expects to recognize approximately 37% within the next 12 months, approximately 61% within the next 24 months, and the remainder thereafter.

Liquidity and Capital Resources

Since inception, we have incurred net losses. We recorded positive net cash flows from operations for the three and nine months ended October 31, 2025. Our operations have historically been primarily funded by the net proceeds from the sale of our debt and equity securities and borrowings under credit facilities, as well as cash received from our customers.

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations, including debt obligations and convertible note repayment requirements, and other commitments, with cash flows from operations and other sources of funding. Our current working capital needs relate mainly to our continued development of our platform and product offerings in new markets, as well as compensation and benefits of our employees. Our ability to expand and grow our business will depend on many factors, including our working capital needs and the evolution of our operating cash flows.

In September 2025, we issued $460.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due 2030 (the "2030 Notes"), pursuant to an indenture (the "Indenture"), dated September 12, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. The total net proceeds from the offering, after deducting initial purchase discount and issuance costs, was $445.8 million. The 2030 Notes will mature on October 15, 2030, unless earlier repurchased, redeemed, or converted pursuant to their terms. In connection with the 2023 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls Transactions”), which are expected generally to reduce the potential dilution to the Class A Common Stock upon any conversion of the

2030 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event that the market price per share of the Class A Common Stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. Refer to Note 11 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the 2023 Notes and the Capped Call Transactions.

As of October 31, 2025 and January 31, 2025, we had $443.3 million and $118.0 million, respectively, in cash and cash equivalents. Additionally, as of October 31, 2025 and January 31, 2025, we had short-term investments of $234.0 million and $104.0 million, respectively, which are highly liquid in nature and available for current operations. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.

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

As of October 31, 2025, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, convertible note repayment requirements, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 7, 9, 11, and 12 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these cash requirements.

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

	Nine Months Ended October 31,
(in thousands)	2025	2024
Net cash provided by (used in)
Operating activities	$113,713	$(8,079)
Investing activities	$(188,707)	$71,040
Financing activities	$388,092	$(15,302)

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the nine months ended October 31, 2025 primarily consisted of the net loss of $94.4 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included stock-based compensation expense of $39.5 million, a change in fair value of warrant liabilities of $38.8 million, and depreciation and amortization expense of $31.6 million. The net change in operating assets and liabilities primarily consisted of a $96.6 million increase in deferred revenue, which was partially offset by a $10.3 million decrease in accounts payable, accrued and other liabilities.

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

Net cash provided by (used in) investing activities

Net cash used in investing activities for the nine months ended October 31, 2025 primarily consisted of purchases of available-for-sale securities of $207.1 million and purchases of property and equipment of $55.1 million, which were partially offset by maturities of available-for-sale securities of $45.0 million and sales of available-for-sale securities of $33.1 million.

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

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the nine months ended October 31, 2025 primarily consisted of proceeds from the issuance of the 2030 Notes, net of discount of $448.8 million, and proceeds from the exercise of common stock options of $19.9 million, which were partially offset by purchases of capped calls of $39.6 million and payments for withholding taxes related to the net share settlement of equity awards of $28.3 million.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of October 31, 2025 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

•
our limited operating history;
•
our history of losses and uncertainty about future profitability;
•
the evolution of the markets for our products;
•
our ability to compete effectively in intensely competitive markets;
•
our ability to attract new customers in a cost-effective manner;
•
our ability to manage our international operations;
•
our ability to successfully produce, launch, commission, operate and maintain our satellites and our customers’ and related infrastructure on suitable timelines to our customers;
•
the impact of satellite and infrastructural related failures;
•
our ability to develop new products and enhancements that achieve market acceptance;
•
our reliance on contracts with large enterprises and U.S. and foreign governmental entities;
•
the impact of disruptions in the U.S. government’s operations and funding;
•
our partial dependency on partnerships and resellers of our imagery;
•
the impact of macroeconomic and geopolitical uncertainties, including trade tensions and tariffs;
•
our reliance on a limited number of suppliers and our ability to establish new supply relationships;
•
our ability to price our products and services effectively;
•
our ability to hire, integrate and retain highly skilled personnel;
•
the effectiveness of actions to develop and expand our sales and marketing capabilities;
•
issues in the use of AI in our business;
•
the impact of climate change;

Risks Related to Our Cyber Security, Data Privacy and Intellectual Property

•
our or our third-party service providers' ability to protect against cybersecurity related attacks;
•
our ability to protect our intellectual property;
•
any legal proceedings or claims against us relating to our intellectual property;
•
our use of open source software;
•
our use of data relating to individuals;
•
our policies regarding customer confidential information;

Risks Related to Financial, Accounting, and Tax Matters

•
our ability to raise capital;
•
changes in tax rules and regulations;
•
our ability to use our net operating losses;
•
the accuracy of our key metrics, and assumptions and estimates used to calculate them;
•
changes in accounting standards that may cause adverse financial reporting fluctuations;
•
the accuracy of our estimates and judgments related to our critical accounting policies;
•
changes in our investment portfolio;
•
exposure to foreign currency exchange rate fluctuations;

Risks Related to Legal and Regulatory Matters

•
our ability to operate in a highly regulated industry and obtain and maintain required government licenses and other authorizations;
•
our ability to adapt to legislative and regulatory changes that affect our business;
•
our ability to comply with the National Industrial Security Program Operating Manual;
•
our ability to comply with anti-corruption, anti-bribery, anti-money laundering, and similar laws;
•
our ability to comply with international trade and governmental export and import controls and economic sanctions laws and regulations;
•
failure to comply with governmental laws and regulations;

Additional Risks Related to Ownership of Our Securities and Operating as a Public Company

•
volatility of the trading price of our securities;
•
the multi-class structure of our common stock;
•
securities or industry analysts changing their recommendations regarding our Class A common stock;
•
anti-takeover provisions contained in our governing documents and the exclusive forum provision in our certificate of incorporation; and
•
our status as a Delaware public benefit corporation.

Risks Related to Our Indebtedness

•
servicing our indebtedness;
•
provisions in the Indenture that may deter or prevent a business combination that may be favorable to our investors; and
•
counterparty risk with respect to the Capped Call Transactions

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

We generated net losses of $59.2 million and $20.1 million for the three months ended October 31, 2025 and 2024, respectively, and net losses of $123.2 million, $140.5 million and $162.0 million for our fiscal years ended January 31, 2025, 2024 and 2023, respectively. As of October 31, 2025, we had an accumulated deficit of $1,297.4 million. While we have experienced significant revenue growth in recent periods, we are not certain whether or when we will generate enough revenue to sustain or increase our growth or achieve or maintain profitability in the future. We also intend to continue to invest in our business, including with respect to the development of our platform and satellites, and general administration, including, legal, finance and other compliance expenses related to our business. Increased expenses associated with these activities could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform, build and launch additional satellites, expand our data analytics capabilities, increase our sales force to enter into new verticals, and expand use cases and integrations, amongst other things, and to consider strategic acquisitions, which may cause us to incur significant acquisition costs. We will also face increased compliance costs associated with growth, the expansion of our customer base, and operation as a public company. Our efforts to grow our business may be costlier than we expect, or the rate of our growth in revenue may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein, and unforeseen expenses, difficulties, complications or delays, and other unknown events. If we are unable to achieve and sustain profitability, the value of our business may significantly decrease.

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

We operate in a competitive industry, and we expect competition to continue to increase, in particular from other commercial entities and governments that operate in our markets and offer competitive products. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

•
the size and diversity of our customer bases;
•
the timing and market acceptance of products and services, including the developments and enhancements to those products and services, offered by us or our competitors;
•
customer service and support efforts;
•
sales and marketing efforts;
•
ease of use, performance, price and reliability of solutions developed either by us or our competitors; and
•
our brand strength relative to our competitors.

Our products and services compete with satellite and aerial imagery and related products and services offered by a range of private and government providers. Existing private competitors include Airbus Defense and Space, BlackSky Technology, Inc., ImageSat International N.V., Vantor Holdings, Inc., Lanteris Space Systems, Satellogic S.A., CG Satellite, foreign governments including India, South Korea, Taiwan and others that sell their data commercially, as well as aggregators of imagery and imagery-related products and services, including Apple, Google and Microsoft. In addition, we compete against a number of manned and unmanned aerial providers of high-resolution imagery, whose offerings provide certain benefits over satellite-based imagery, including better resolution and accuracy. In addition, the U.S. government, the European Commission, and other governments have developed, constructed, launched and begun to operate their own imagery satellites, and may further enhance such imagery satellites, which could reduce their need to rely on commercial suppliers. For example, the United States provides free access to Earth imagery through Landsat and MODIS, and the European Commission provides free access to Earth imagery through the Copernicus program and the Sentinel satellites. If the United States and/or the European Commission expand these programs, or if other governments begin to sell or provide free Earth imagery from satellites in the commercial markets, the value of our imagery may be further diluted. Further, foreign governments have in the past subsidized and may continue to subsidize the development, launch and operation of imagery satellites by our current or future competitors and/or encouraged and may continue to encourage them to undercut prices, including the prices we offer for our data. Such increased competition from government entities or the commercial entities they subsidize could adversely affect our business, financial condition, and results of operations.

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

We have several offices in Europe that support our business. If we fail to deploy or manage our operations in other countries successfully, our business and operations may suffer. In addition, we are subject to a variety of risks inherent in doing business internationally, including:

•
political, social and/or economic instability, including geopolitical conflicts, trade tensions and any sanctions or heightened controls that result from such conflicts;
•
risks related to export control laws and other governmental regulations applicable to transactions involving non-U.S. persons or foreign jurisdictions and unexpected changes in regulatory requirements and enforcement;
•
fluctuations in currency exchange rates;
•
higher levels of credit risk and payment fraud;
•
enhanced difficulties of integrating any foreign acquisitions;
•
burdens of complying with a variety of foreign laws and regulations;
•
reduced protection for intellectual property rights in some countries;
•
difficulties in staffing and managing global operations and the increased travel, infrastructure and legal compliance costs associated with multiple international locations and subsidiaries;
•
different regulations and practices with respect to employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain international jurisdictions;
•
compliance with statutory equity requirements;
•
increased costs related to tariffs; and
•
management of tax consequences.

If we are unable to manage the complexity of global operations successfully, our financial performance and operating results could suffer. For example, our sales, marketing and other operations in Europe, or any other international jurisdictions, now or in the future, are subject to export control regulations and may subject us to additional regulatory regimes, laws, and taxes for which compliance may result in increased costs, expense, and devotion of management time and resources. Significant changes in U.S. or international trade policy, including further expansion of U.S. export/imports controls and tariffs, and retaliatory actions by other countries, may materially and adversely affect our business.

Further, given the global scope of our Earth imaging capabilities and the associated data and analytics collected and generated, it is probable that certain governments, state actors or large businesses, among other powerful entities, may object to our operations and the collection of this data. For example, we have used our constellation of satellites and platform to capture and analyze images of missile silos and human rights abuses in foreign countries, among other things that may be sensitive to certain entities. If a government, state actor, large business or other similar entity were to object to the data captured by our operations, they may successfully drive regulators to curtail our operations, or even suspend our operations, and such objections and related media coverage may harm our reputation and prospects. Additionally, our platform and data may be used, without our prior knowledge or consent, by parties in political or social conflicts, including in armed conflicts. Such use of our data in those situations could materially harm our reputation, resulting in a material and adverse effect on our business and financial condition. Further, our satellites, satellites operations infrastructure, archived data, information technology and communications systems, and other related systems, may have already been or could be in the future compromised by cyber-attacks or other incursions by such entities as a result of the sensitive information we capture and provide. Additionally, we conduct business in countries where due to the global political and economic climate, such business relationships may be viewed as negative or such business relationships may become difficult to maintain, all of which could adversely affect our brand and our reputation and, as a result, could harm our business, financial condition, and results of operations.

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

Our research and development objectives focus on the development of our satellites, some of which we sell to customers, and our products and services. Our next generation satellites are still in development and may not be completed on time or at all and the costs associated with them may be greater than expected. While we estimate the gross costs associated with designing, building and launching our satellites will be significant, there can be no assurance that we will complete this on a timely basis, on budget or at all. Design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. If we do not complete development of these satellites in our anticipated timeframes or at all, our ability to meet customer requirements and to grow our business will be adversely affected. The successful development, integration, and operations of our future and current satellites and our future and current products and services involves many uncertainties, some of which are beyond our control, including, but not limited to:

•
timing in finalizing satellite design and specifications;
•
performance of satellites and our space system meeting design specifications;
•
failure of satellites and our space system as a result of technological or manufacturing difficulties, design issues or other unforeseen matters;
•
engineering and/or manufacturing performance failing or falling below expected levels of output or efficiency;
•
increases in costs of materials or our ability to obtain required supplies and materials;
•
changes in project scope;
•
our ability to obtain additional applicable approvals, licenses or certifications from export control and other regulatory agencies, as required, and maintaining current approvals, licenses or certifications;
•
performance of our manufacturing facilities despite risks that disrupt productions, such as natural disasters, catastrophic events or labor disputes;
•
the impact of any satellite demise upon re-entry, including any components or debris that may not fully demise, and our ability to perform de-orbit maneuvers upon re-entry;

•
performance of a limited number of suppliers for certain raw materials and supplied components, the accuracy of supplier representations as to the suitability of such raw materials and supplied components for our products, and their willingness to do business with us;
•
our ability to adapt to changes in laws or regulations, and interpretations thereof, that affect our business;
•
performance of our internal and third-party resources that support our research and development activities;
•
our ability to protect our intellectual property critical to the design and function of our satellites and our products and services;
•
our ability to continue funding and maintaining our research and development activities;
•
our ability to successfully acquire or integrate potential technologies or businesses;
•
successful completion of demonstration missions; and
•
the impact of macroeconomic factors, including those related to national and global health concerns, on us, our customers and suppliers, and the global economy.

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

Our contracts with government customers subject our business to the statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation (“FAR”) and agency supplements. The FAR governs all aspects of government contracting, including contractor qualifications and acquisition procedures, and also contains provisions that give the government many rights and remedies which are unfavorable to contractors and not typically found in commercial contracts. Additionally, if a government were to object to certain of our operations (for example, the capturing of certain sensitive imagery), it is possible that the government could modify or reduce its business with us, and our contracts with certain government customers could, for example, be terminated for convenience, as further described below. These rights and remedies allow government customers, often with broad discretion relative to commercial contracts, among other things, to:

•
unilaterally terminate, and often to unilaterally modify (including reduction of orders), contracts for its convenience, and in that event, we may fail to realize the full value of such contracts;
•
terminate for default, which may make us liable for any extra costs incurred by the government in procuring undelivered items from another source;
•
for contracts subject to the Truthful Cost or Pricing Data Act, reduce the contract price or cost where it was increased because a contractor or subcontractor furnished cost or pricing data during negotiations that was not current, accurate, and complete;
•
cancel multi-year contracts and related orders or decline to exercise options on multi-year contracts;
•
claim rights in solutions, systems, or technology produced by us, appropriate such work-product for their continued use without continuing to contract for our services, and disclose such work-product to third parties, including other government agencies and our competitors, which could harm our competitive position;
•
prohibit future procurement awards with a particular agency due to a finding of an organizational conflict of interest or contractor non-responsibility;
•
suspend our performance pending the outcome of a bid protest filed by a competitor and may also require us to resubmit offers for the contract or the government could terminate, reduce, or modify of the awarded contract;

•
suspend or debar us from receiving future government contracts; and
•
control, limit or prohibit the export of our products, intellectual property or services.

In addition, government contracts normally contain requirements that may increase our costs of doing business and expose us to liability for failure to comply with these terms and conditions. These requirements include:

•
unique disclosure and accounting requirements, such as Cost Accounting Standards;
•
government audits and investigations that may result in liability or price adjustments, recoupment of government funds, civil and criminal penalties, or administrative sanctions such as suspension or debarment from doing business with the government;
•
public disclosures of certain contract and company information;
•
socioeconomic compliance requirements, including labor requirements, non-discrimination and environmental compliance requirements;
•
additional cybersecurity requirements; and
•
requirements to procure (or not procure) certain materials, components and parts from specific countries or supply sources, including compliance with the Buy American Act and Trade Agreements Act.

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

Significant portions of our revenue and accounts receivable are concentrated with a limited number of customers. For the three months ended October 31, 2025, two customers accounted for 15% and 11% of revenue. For the nine months ended October 31, 2025, three customers accounted for 15%, 13%, and 10% of revenue. One customer accounted for 22% of accounts receivable as of October 31, 2025. Further, accounts receivable are typically unsecured and are thus subject to the increased risk of us being unable to collect on overdue amounts.

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

Our quarterly and annual results of operations, our key metrics discussed elsewhere in our public filings and other metrics that analysts use to evaluate our business have fluctuated in the past and may vary significantly in the future. Period-to-period comparisons of our operating results and other key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly and annual financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our Class A common stock could decline significantly. Factors that may cause these fluctuations include, without limitation, those listed below:

•
the impact of an economic downturn or market volatility, including downturn caused by national and global health concerns, geopolitical tensions, inflation or high interest rates, on our business and the businesses of our customers, prospective customers and partners;
•
our ability to attract new customers;
•
our customer renewal and adoption rates, and our ability to expand use of our platform by existing customers;
•
the timing and rate at which we sign agreements with customers, including the impact of cost reduction measures, delayed purchasing decisions or prolonged sales cycles at prospective or existing customers as a result of the effects of macroeconomic and geopolitical factors outside of our control;
•
the contract value of agreements with customers;
•
fluctuations in revenue associated with customer contracts that are consumption-based;
•
the addition or loss of large customers, including through acquisitions or consolidations;
•
the timing of recognition of revenue;
•
the amount and timing of operating expenses;
•
changes in our pricing policies or those of our competitors;
•
fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;
•
the timing and success of new product features, updates, and enhancements by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;
•
a significant portion of our revenue is recognized ratably over the term of the contract with the customer, with some contracts’ terms being several years long and, as a result, any downturn or upturn in sales may not be immediately reflected in our results of operations;

•
the size and nature of some of our contracts can make estimation of total revenues and costs at completion complicated and subject to many variables;
•
the financial condition and creditworthiness of our customers, including greater unpredictability in our customers’ willingness or ability to timely pay for subscriptions to our platform as a result of the geopolitical tensions, inflation or high interest rates;
•
the timing of expenses related to the development or possible acquisition and integration of technologies or businesses and potential future charges for impairment of goodwill and long-lived assets from acquired companies;
•
our ability to achieve and sustain a level of liquidity sufficient to grow and support our business and operations;
•
network outages, technical difficulties or interruptions affecting the delivery and use of our platform or actual or perceived security breaches or incidents;
•
any adverse litigation, judgments, settlements, or other litigation-related costs;
•
our ability to attract and/or retain talent necessary to the successful delivery of our business objective, including maintaining export licenses to support the work of non-U.S. personnel;
•
changes in the legislative or regulatory environment, including with respect to government spending;
•
the effects of national and global health concerns;
•
the effects of acts of terrorism, war, political instability or other geopolitical conflicts, both domestically and internationally, as well as any trade sanctions or resulting geopolitical tensions, changes in laws and regulations, or interpretations thereof, or the imposition of economic or trade sanctions or tariffs affecting international commercial transactions; and
•
general economic, industry, market and geopolitical conditions and uncertainty, both domestically and internationally.

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

Third parties may also conduct attacks designed to deny customers access to our services or otherwise disrupt our platform or other aspects of our products, services, and operations. Third parties, including nation-state actors or their agents, may also conduct attacks designed to gain control over our systems, data and satellites. These and other cybersecurity risks we face may be heightened by conflicts, including the war between Russia and Ukraine and the conflict in the Middle East, respectively, and other geopolitical events. Further, these risks are heightened by the geopolitical relevance of our data, which may expose globally the sensitive operations of individuals, companies, rogue groups, terrorist organizations, governments, or affiliated actors. This is especially true with respect to countries known or suspected to have actively carried out offensive operations.

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

We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock and our stockholders may experience dilution. For example, if we elect to deliver shares of our Class A Common Stock to settle conversions of our outstanding 2030 Notes (other than paying cash in lieu of delivering any fractional share), it may have a dilutive effect on our stockholders’ equity holdings.

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

As of January 31, 2025, our U.S. federal net operating loss carryforwards totaled $564.9 million, of which $259.2 million will expire at various dates through 2038 and $305.7 million will not expire. Additionally, as of January 31, 2025, we have state and foreign net operating loss carryforwards of $364.2 million and $3.2 million, respectively. U.S. federal net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is limited to 80% of current year taxable income.

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

FCC Approvals. Our operation of satellites and U.S. ground terminals requires licenses from the Federal Communications Commission (the “FCC”), and we currently hold various active licenses issued by the FCC for the operation of these facilities. The FCC regulates the launch and operation of our satellites, the use of the radiofrequency spectrum used by our satellites and the licensing of our ground terminals located within the United States. We are also subject to the FCC’s rules and regulations and the terms of our licenses, which require us to comply with various operating conditions and requirements. As conditions and requirements to our licenses, we are required to share spectrum with other users and to coordinate our spectrum use with other satellite operators, including certain agencies of the U.S. federal government, to avoid interference to or from other satellites. The results of coordination may adversely affect our use of our satellites using certain frequencies, as well as the type of applications or services that we can accommodate. Further, our radio frequency operations may be subject to harmful interference from new or modified spectrum uses. If we obtain a required authorization but we do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we may lose our authorization to operate a given satellite. We believe our current operations adhere to FCC requirements. However, the FCC licenses we currently hold are subject to potential revocation, modification, or nonrenewal by the FCC. While the FCC generally renews licenses routinely, there can be no assurance that our licenses will be renewed at their expiration dates on favorable terms or without adverse conditions. Failure to renew these licenses could have a material and adverse effect on our ability to generate revenue and conduct our business as currently expected. Moreover, should we not obtain necessary licenses or approvals for new operations in a timely manner, we may not be able to expand our operations, products, and services. In addition, if we do not obtain required authorizations in the future, we may not be able to operate our existing facilities. We are subject to FCC regulatory fees associated with our authorizations which can fluctuate significantly from year to year. For example, in its fiscal year 2024 and 2025 regulatory fee schedule, the FCC implemented several significant changes for fee payors in the space station (e.g., satellite) and earth station categories, including substantial fee increases that impact companies like ours. Such fee fluctuations or further increases could impact our financial flexibility and/or adversely affect our operations and ability to conduct business. Finally, the rules and regulations of the FCC, and their interpretation and application, may change, and such authorities may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated, and these changes in rules or regulatory policy may significantly affect our business.

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

Additional Regulatory Issues. Our launch and operation of planned satellites and ground stations may require additional export approvals and regulatory authorizations from the FCC, NOAA, and/or non-U.S. licensing authorities. Obtaining launch windows for planned satellites and ground stations, preparing for launch, and working with the requisite equipment in foreign jurisdictions may require additional coordination between us, our launch services providers, and/or various U.S. and foreign regulators. Failure to obtain these approvals may result in delays in launches of satellites or servicing of launched satellites, which in turn may materially affect our business.

The rules and regulations of these regulatory authorities are subject to change and may not continue to permit our operations as currently conducted or as we plan to conduct them. For example, the FCC recently adopted rules requiring the deorbiting of certain satellites – including those we may launch in the future – after five years to mitigate the risk of orbital debris. For example, the FCC recently adopted rules requiring the deorbiting of certain satellites—including those we may launch in the future—after five years to mitigate the risk of orbital debris. The FCC continues to consider changes to its rules and reporting obligations that could affect us and our operations. Future rules may also affect other corporate policies or practices in ways that may create further burdens on our business and operations. Moreover, the United States and ITU are considering regulatory changes that may affect our use of or access to certain portions of the radiofrequency spectrum, possibly including reallocation of frequencies we use or intend to use or the introduction of new services that may cause harmful interference to our operations (such as X-band downlink in the 8025-8400 MHz band, which is under study in the United States and at the ITU for terrestrial use). Such authorities may also adopt rules and/or make changes in the licenses of our competitors that affect our spectrum access or use. Certain changes in rules or regulatory policy may significantly affect our business or raise the cost of operating our business. For example, a draft European Union (“EU”) Space Act was released in June 2025 that would regulate third-country providers of space-based data and services into the EU, potentially requiring new registrations, fees, and compliance with new substantive technical obligations. These changes could affect Planet’s operations, including by requiring us to redesign our satellites, incur operational burdens, and/or assume increases in production costs. In addition, some legislators have discussed vesting additional authority in the Commerce Department and/or NASA in certain areas related to our operations, which could result in additional regulatory burdens affecting us and our operations in a similar manner.

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

Moreover, changes to international trade laws and regulations may restrict our ability to conduct certain export activity or may impose export licensing requirements that could delay or increase costs associated with export activity. Obtaining any necessary export license for a particular export, including to Planet entities in other jurisdictions, to foreign national employees of Planet, to ground station sites, to vendors, to support launch-related activities, or to cover a sale or offering may not be possible, may be time-consuming and may result in the delay or loss of sales opportunities. If we are unable to maintain our existing authorizations, make necessary modifications to our existing authorizations, or obtain future export licenses in accordance with the export control laws and regulations, we may be unable to export hardware, software, or technology, or to provide services and related technology to our customers, suppliers, employees or other business partners, which could impair our business operations and ability to compete in international markets.

Furthermore, export control laws and economic sanctions programs in many cases prohibit the export of software and services to certain sanctioned countries and persons, as well as for prohibited end-users and end-uses. Even though we take precautions to ensure that we and our partners comply with all applicable international trade laws and regulations, we have from time to time submitted voluntary self-disclosures to BIS, as is encouraged by the regulator, to address potential violations of the EAR and identify remedial measures taken to improve the compliance program, including one disclosure concerning, among other things, inadvertent access being provided to certain of our EAR-controlled technology/software prior to obtaining proper export licenses for such access. BIS closed out this disclosure with a warning letter and no imposition of monetary fines or penalties. We have policies and procedures in place relating to export control and sanctions compliance, but we cannot assure you that such policies and procedures will prevent future violations, and any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties and adversely affect our business.

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

The price of our Class A common stock, as well as any outstanding warrants, may fluctuate due to a variety of factors, including:

•
changes in the industries in which we and our customers operate;
•
any disruptions or delays in the launch and deployment of our satellites;
•
any damage or impairment to our constellation of satellites;
•
developments involving our competitors;
•
changes in laws and regulations affecting our business;
•
variations in our operating performance and the performance of our competitors in general;
•
actual or anticipated fluctuations in our quarterly or annual operating results;
•
publication of research reports by securities analysts about us or our competitors or our industry;
•
the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•
actions by stockholders, including the sale of any of their shares of our Class A common stock;
•
short selling of our Class A common stock;
•
the publication of analyst or industry coverage or short seller reports regarding our business;
•
additions and departures of key personnel;
•
commencement of, or involvement in, litigation involving the combined company;
•
changes in our capital structure, such as future issuances of securities (including in connection with an acquisition or upon conversion of some or all of the outstanding 2030 Notes) or the incurrence of additional debt;
•
the volume of shares of our Class A common stock available for public sale;
•
general economic and political conditions, such as the effects of national and global health concerns, recessions, interest rates, inflation, local and national elections, the effects of bank or financial institution failures, fuel prices, international currency fluctuations and corruption; and
•
acts of terrorism, war or political instability, both domestically and internationally, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions.

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

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our Certificate of Incorporation (“Charter”) and our bylaws (“Bylaws”) could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of Class A common stock held by our stockholders. These provisions provide for, among other things:

•
the ability of our board of directors to issue one or more series of preferred stock;
•
the fact that we are a public benefit corporation, as discussed below;
•
certain limitations on convening special stockholder meetings;
•
advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings; and
•
a multi-class common stock structure with 20 votes per share of our Class B common stock, providing the Planet Founders the ability to control the outcome of many matters requiring stockholder approval, even though the Planet Founders own less than a majority of the outstanding shares of our capital stock.

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

In addition, as permitted by Section 145 of the DGCL, our Bylaws and our indemnification agreements that we have entered or intend to enter into with our directors and officers provide that:

•
we will indemnify our directors and officers to the fullest extent permitted by Delaware law. Delaware law generally provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to our best interests and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful;
•
we may, to the extent authorized from time to time by our board of directors, indemnify employees and agents in those circumstances where indemnification is permitted by applicable law;
•
we are required by our Bylaws to advance expenses, as incurred, to our present and former directors and officers in connection with appearing at, participating in or defending a proceeding upon receipt of a written request therefor, except that such directors or officers must undertake to repay such advances if it is ultimately determined that such person is not entitled to indemnification;
•
the rights conferred in our Bylaws are not exclusive, and we are authorized to enter into indemnification agreements with our directors, officers, employees and agents and to obtain insurance to indemnify such persons; and
•
we may not retroactively amend the provisions in our Bylaws to reduce our indemnification obligations to directors, officers, employees, and agents.

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

Transactions relating to our 2030 Notes may dilute the ownership interest of stockholders, or may otherwise depress the price of our Class A Common Stock.

If the 2030 Notes are converted by holders, we are required under the Indenture to pay or deliver, as the case may be, either cash, shares of Class A Common Stock, or a combination of cash and shares of Class A Common Stock, at our election. If we elect to deliver any shares of Class A Common Stock upon conversion of the 2030 Notes with respect to our conversion obligation, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the Class A Common Stock issuable upon such conversion could adversely affect prevailing market prices of our Class A Common Stock. In addition, certain holders of the 2030 Notes may engage in short selling to hedge their position in the 2030 Notes. Anticipated future issuances of shares of our Class A Common Stock upon conversion of the 2030 Notes could depress the price of our Class A Common Stock.

The Capped Call Transactions entered into in connection with the issuance of the 2030 Notes may affect the market price of our Class A Common Stock.

In connection with the issuance of the 2030 Notes, we entered into the Capped Call Transactions with certain financial institutions as counterparties. The Capped Call Transactions are expected generally to reduce the potential dilution to our Class A Common Stock upon any conversion of the 2030 Notes and/or offset any cash payments we are required to make in excess of the principal amount of such converted 2030 Notes, as the case may be, in the event that the market price per share of the Class A Common Stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap.

From time to time, the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A Common Stock and/or purchasing or selling our Class A Common Stock or other securities of ours in secondary market transactions prior to the maturity of the 2030 Notes. This activity could also cause or prevent an increase or a decrease in the market price of our Class A Common Stock.

Risks Related to Our Indebtedness

Servicing our indebtedness will require a significant amount of cash, which may impact our cash available for working capital, capital expenditures and other corporate purposes.

On September 12, 2025, we issued $460.0 million in aggregate principal amount of our 0.50% Convertible Senior Notes due 2030, which mature on October 15, 2030. Prior to July 15, 2030, the 2030 Notes are convertible at the option of the holders only under certain conditions or upon the occurrence of certain events. As of October 31, 2025, the conditions allowing holders of the 2030 Notes to convert were not met. After July 15, 2030, holders may convert all or any portion of their 2030 Notes at their option at any time. If one or more holders elect to convert their 2030 Notes when eligible, unless we elect to deliver solely shares of our Class A Common Stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2030 Notes being converted.

Additionally, holders of the 2030 Notes have the right to require us to repurchase the 2030 Notes upon the occurrence of a fundamental change (as defined in the Indenture) prior to the maturity date at a repurchase price equal to 100% of the principal amount of such 2030 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date for such 2030 Notes. If the 2030 Notes have not previously been converted or repurchased, we will be required to repay the 2030 Notes in cash at maturity.

Our ability to make such payments or to refinance our indebtedness, including the 2030 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Such payments will reduce the funds available to us for working capital, capital expenditures and other corporate purposes and may limit our ability to obtain additional financing for working capital, capital expenditures, expansion plans and other investments.

Provisions in the Indenture may deter or prevent a business combination that may be favorable to you.

The Indenture may prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2030 Notes. This and other provisions in the Indenture could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.

We are subject to counterparty risk with respect to the Capped Call Transactions.

The counterparties to the Capped Call Transactions are financial institutions, and we are subject to the risk that one or more of the counterparties may default or otherwise fail to perform their obligations under the Capped Call Transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to a Capped Call Transaction becomes subject to bankruptcy or other insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under the relevant Capped Call Transaction. Our exposure will depend on many factors but, generally, our exposure will increase to the extent there is an increase in our Class A Common Stock market price and in the volatility of the market price of our Class A Common Stock. In addition, upon a default or other failure to perform, or a termination of obligations by a counterparty, we may suffer adverse consequences or experience more dilution with respect to our Class A Common Stock than anticipated. We can provide no assurance as to the financial stability or viability of any of the counterparties.

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

Item 6. Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated herein by reference, in each case as indicated below.

EXHIBIT INDEX

Incorporated by Reference

Exhibit	Description	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated September 12, 2025, between Planet Labs PBC and U.S. Bank Trust Company, National Association.	8-K	001-40166	4.1	September 12, 2025

4.2	Form of 0.50% Convertible Senior Note due 2030 (included in Exhibit 4.1).	8-K	001-40166	4.2	September 12, 2025

10.2	Form of Capped Call Confirmation.	8-K	001-40166	10.1	September 12, 2025

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 10, 2025

PLANET LABS PBC

By:	/s/ Ashley Johnson
Ashley Johnson
President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)