Form 10-K
period 2026-01-31
Planet Labs PBC
filed 2026-03-23
CIK 1836833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, was $1,562,830,913 based upon the closing price of the registrant’s Class A common stock on such date on the New York Stock Exchange.

The registrant had 322,655,231 outstanding shares of Class A common stock and 23,493,796 outstanding shares of Class B common stock, as of March 17, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of January 31, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Part I

Unless the context otherwise requires, the “Company”, “Planet”, “we,” “our,” “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “Form 10-K” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Factors that may impact such forward-looking statements include:

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
•
our expectations regarding our satellite operations and our satellites’ orbital maneuver lives;
•
our expectations regarding our satellite services contracts and our ability to enter into new agreements for our satellite services;
•
our expectations regarding our investment in our sales and marketing, software platform development, machine learning, artificial intelligence and analytic tools as well as our applications and new satellite technologies;
•
our relationships with third-party partners, vendors and solution providers;
•
our expectations regarding our competition;
•
our ability to manage risks and challenges associated with our financial condition and results of operations;
•
our expectations regarding macroeconomic uncertainty and the geopolitical environment, including trade tensions and tariffs;
•
our expectations regarding climate change and its effects;
•
our expectations regarding the future impact of seasonality on our business;
•
our management of future growth and business operations;
•
our expectations regarding the realization of our U.S. and foreign deferred tax assets;
•
our expectations regarding our 2030 Notes;
•
our expectations regarding U.S. and foreign government regulations and penalties;
•
our ability to maintain, protect and enhance our intellectual property; and
•
the expenses associated with being a public company.

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

Item 1. Business

Overview

Planet’s mission is to use space to help life on Earth, by imaging the world every day and making global change visible, accessible, and actionable. We have designed, built, launched, and operated hundreds of satellites used to collect a powerful and growing data set of over 3,000 images on average for every point on Earth’s landmass, creating a non-replicable historical archive for analytics, machine learning, and insights. Complementing our foundational data offerings, we have advanced data processing capabilities that enable us to produce “AI-ready” data sets and offer AI-enabled solutions, either directly or through partnership with third parties. In addition, our satellite services arrangements provide a broad spectrum of advanced offerings to large scale government and enterprise customers, including designing and manufacturing customer-owned satellites. We also provide critical related services in these satellite services arrangements such as reliable mission systems engineering, launch procurement, ground station infrastructure, satellite operations, and maintenance. Separately, we also provide dedicated image tasking capacity on Company owned or customer owned satellites.

Our satellite imagery, data and analytics reveal actionable insights regarding a large array of important phenomena, such as deforestation, agriculture, global security, maritime domain awareness, climate change, biodiversity, and supply chains worldwide. Our daily stream of proprietary data and machine learning analytics, delivered over our platform, helps companies, governments and civil society use satellite imagery to discover insights as change happens. Our customers can embed our Earth data and change detection capabilities into their workflows to better inform their decision-making processes. Our historical archive of global, daily imagery data enables back-testing of predictive analytics, which is particularly relevant for time-series forecasting, an important area in machine learning.

As the demand for Earth observation intelligence grows, we are leveraging our mission-proven expertise to provide end-to-end spacecraft manufacturing and satellite services. By integrating design, manufacturing, and mission operations, we are able to significantly reduce the time from concept to orbit to provide customers with high-performance spacecraft and on-orbit mission services that complement our data and analytics products. We design and manufacture our satellites, which allows us to control the entire manufacturing lifecycle from initial component sourcing to orbital operation. This operational control facilitates the rapid deployment of specialized satellite constellations and mission-specific hardware for both our own data needs and for customers.

We currently serve customers across large commercial and government verticals, including agriculture, defense and intelligence, energy, forestry, finance, insurance and mapping, as well as federal, civil, state, and local governments. Our customers in government and commercial markets leverage our product capabilities to monitor and manage global change over broad areas to take action.

We generate revenue primarily by selling licenses to our data and analytics to customers over a cloud-based platform via fixed price subscription and usage-based contracts. Most of our revenue is recurring in nature. We use a “one-to-many” data subscription model, as images we capture can be sold and leveraged for analytics an unlimited number of times. We believe this is different from legacy Earth observation providers that sell individual images exclusively to a single customer. In addition, we generate revenue through long-term milestone based satellite services arrangements, in which we utilize our standardized bus architecture used for our own satellites to provide large-scale government and enterprise customers with advanced offerings, including mission systems engineering, launch procurement, ground station infrastructure, satellite operations, and maintenance.

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

Digital Transformation: Organizations across industries are driving operational improvements and taking advantage of new growth opportunities by leveraging third-party data, their own proprietary data, and artificial intelligence technologies, including generative artificial intelligence technology (“GenAI”), machine learning, computer vision and large language models (“LLMs”) (collectively, “AI”), all of which are driving a digital economic shift across many sectors. In addition, as more organizations digitize their workflows, it is increasingly important to deliver solutions that are cloud-native to take advantage of the cost savings and scale derived from cloud technologies.

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

Our Technology

We built Planet on the concept of “agile aerospace” methodology: the rapid development and deployment of new space-based hardware and related software systems, similar to the “agile software” approach of releasing early and often to rapidly iterate capabilities. By harnessing trends in miniaturization, we have built, launched, and maintained hundreds of compact, powerful satellites at a significantly lower cost than traditional aerospace companies, an improvement that we believe is similar to the transition from the mainframe computer to the desktop computer. This has enabled us to leverage industry innovations in AI, computing, and cloud-based storage to house and analyze a distinctive data set of daily Earth changes, and to build market-leading tools to help customers and partners extract value from those data sets. Our innovation in agile aerospace has also enabled us to improve the cost-performance of satellite manufacturing, ground stations, and mission operations.

Our Fleet

We have deployed a constellation of compact, high-performance satellites that capture a daily data set of global changes at a significantly lower cost than traditional models. This continuous stream of imagery serves as the foundational intelligence layer for the advanced analytics and cross-sector tools that empower our customers to extract immediate value.

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

High-Resolution Tasking: With high-resolution SkySat and Pelican satellites in orbit and our rapid revisit capability, we can capture a specified location several times per day to achieve a resolution (GSD) of up to 50 centimeters after processing. The agile tasking satellites, all powered by an application programming interface (“API”), can perform multiple imaging modes, including points, long strips, stereo collects, and video.

Hyperspectral: Our hyperspectral imaging satellite, Tanager, is designed to deliver full-spectrum imagery across the visible and shortwave infrared regions, capturing over 400 spectral bands at a resolution (GSD) of 30 meters. Tanager was developed in collaboration with NASA’s Jet Propulsion Laboratory and sponsored by Carbon Mapper, a philanthropically funded effort to detect and track methane and CO2 super-emitters. Tanager-1, the first satellite in this offering, was launched in August 2024.

Proprietary Big Data:

With our fleet of satellites, we are able to collect unique and proprietary global data every day and high-resolution data of a specified location several times per day with agile tasking. Once the raw data is collected, our data pipeline leverages machine learning and AI capabilities are married with remote sensing science to automate the data processing and produce analytics-ready, Earth data.

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

Our Offerings

Our cloud-native Earth Observation platform enables customers and partners to access, analyze, and act on our proprietary data catalog by discovering relevant data layers, task high resolution satellites including dedicated image tasking capacity, extract useful information, and deliver insights through custom-built solutions or geographical information system (“GIS”) workflows via APIs and browser-based applications. We also make Planet data available for purchase more simply and directly through our Planet Insights Platform (which has integrated the former Sentinel Hub platform), which facilitates rapid user adoption, particularly by empowering users to self-service our solutions.

Core to making our data more impactful are our solutions and Planetary Variables, which leverage AI and computer vision to detect change and provide measurements of key phenomena occurring on the Earth’s surface. We also work closely with partners, particularly those focused on leveraging Generative AI technology (GenAI) and Large Language Models (LLMs) to derive actionable insights from Planet’s Earth Observation data. We aim to continuously acquire, integrate and partner with new capabilities and tools, thereby improving the user experience of our platform as well as providing tools that simplify the use of earth observation data. Essentially, we believe enhanced derived product solutions can speed up the mission utility and business value for our customers and partners.

Our agile aerospace approach and differentiated satellite technology have enabled us to increasingly engage in satellite services arrangements, wherein we provide a broad spectrum of advanced offerings to large scale government and enterprise customers, including designing and manufacturing customer-owned satellites. We also provide critical related services in these satellite services arrangements such as reliable mission systems engineering, launch procurement, ground station infrastructure, satellite operations, and maintenance.

Our Customers

We have a proven record of building deep relationships with customers across the globe, including leading agriculture, mapping, energy, forestry, finance and insurance companies, and government agencies.

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

Finance and Insurance: We believe there are broad opportunities including investment research, portfolio risk assessment and management, and insurance and reinsurance products. For example, improvements in measuring and predicting outputs from the world’s natural resources have the potential to help optimize the efficiency of commodity trading markets.

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

Industry Experience: We were one of the earliest next generation commercial geospatial companies, and we believe our agile aerospace innovations and fully operational fleet of Earth-imaging satellites have put us years ahead of the competition. We have since built, launched, and operated hundreds of satellites and built and operated a comprehensive platform for data processing, delivery and image data integration to enable customers to realize value from our satellite data. As a result, we believe we have higher operational efficiency, more extensive proprietary historical data sets, economies of scale in data storage and processing, and proven execution by our global sales organization. With a strong first-mover advantage through our daily Earth scans, we believe we are well positioned to capture this market and continue innovating ahead of emerging players.

In addition, our management team has deep technical expertise in scaling software, data, and space technology and extensive experience operating and leading companies and a strong track-record of building market making businesses.

Our Competition

Competition in Earth Observation Satellites and Satellite Services: We see the market for satellite imagery, satellite manufacturing and satellite services and related products and services as mainly divided between incumbents, such as Airbus Defense and Space, Vantor Holdings, Inc. and Intuitive Machines Inc., and next generation players, such as BlackSky Technology, Inc., Satellogic Inc., and CG Satellite. Incumbents have typically hosted a limited number of active satellites which operate on a one-to-one tasking system. These satellites are typically very high cost with very high resolution, primarily serving national governments and other traditional satellite imagery industries. In contrast, next generation satellite imagery companies have developed satellites that are lower cost and smaller in size and have a stated ambition to increase the presence of their fleets within Earth’s orbit.

Competition in Data Analytics: We also compete and see competition with some data analytics platforms and AI-enabled solutions that use geospatial data from a variety of sources to provide analytics services to their customers. Many data analytics and AI-enabled solutions providers rely on partnerships with satellite imagery companies in order to source the data necessary to run their analytics platforms. We partner with a number of these companies to provide data for their platforms for certain use cases while also providing analytical tools and services directly to our own customers. We believe these relationships are advantageous to us over the long-term, as they enable new opportunities.

Our Operations

Sales: Our global sales organization operates directly and indirectly via our extensive network of hundreds of partners around the world. Our partner network consists of solution providers, OEM platform partners, systems integrators and GIS software companies that broaden the earth data ecosystem and have deep expertise in building last-mile industry solutions using satellite imagery and geospatial data. Our partner ecosystem bolsters our global presence with regional and domain-specific expertise and expands our market access to more industries, geographies and users.

In addition, our sales organization includes industry account and channel sales representatives as well as dedicated customer success and technology support teams. Our sales team is primarily organized by customer industry to support customer adoption and growth within each sector that we serve. Select members of the team are organized around specific technology offerings, such as satellite services or specific AI-enabled solutions. Key responsibilities for our sales organization include acquiring new customers, maintaining relationships and expanding business with our existing customers, and driving contract renewals. At the center of our team’s philosophy is a strong customer and market feedback loop between our sales organization, customer success, and product development teams, which we believe helps to inform our technology roadmap and better serve our customers.

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

We continue to invest in R&D, particularly as it relates to building software solutions on top of our data to help make our platform more accessible to a wider range of customers and partners, as well as innovating our space technology to capture valuable and differentiated data sets. Additionally, we will continue to invest in building software solutions in support of our satellite services agreements to provide customers with streamlined direct access services to imagery data and ground station operations capabilities.

Technology Partnerships: We engage in partnership programs and strategic efforts to embrace open innovation, technology infusion and market-shaping opportunities. These efforts include our technology partnerships, such as with Carbon Mapper and NASA Jet Propulsion Laboratory, our partnerships with Telesat and SES as part of the NASA Communications Services Project (“CSP”), and our research and development services partnership with Google LLC (“Google”). We also go to market, on our own and with strategic partners, with offerings focused on leveraging GenAI and LLMs to derive valuable and actionable information from our Earth Observation data. Finally, we encourage product experimentation by users via initiatives such as our Education and Research Program, among others.

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

As of January 31, 2026, we had a total of approximately 1,000 employees, including approximately 945 full time employees, working across 29 countries worldwide. None of our employees are represented by a labor union, though in some countries our employees may be subject to industry-wide collective bargaining agreements as a matter of law. We have not had any work stoppages and consider our relations with our employees to be good.

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

Many of our employees work remotely and we have adopted internal policies around flexibility, work from home expenses, and extra time off. To encourage flexible working and better work-life balance, we maintain a soft-closing policy during certain times of the year and have adopted a “flex-Friday” policy which gives all of our employees one extra Friday off almost every month. We also conduct virtual meditation and yoga classes and other well-being programs throughout the year.

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
•
the evolution of the markets for our offerings;
•
our ability to compete effectively in intensely competitive markets;
•
our ability to attract new customers in a cost-effective manner;
•
our ability to manage our international operations;
•
our ability to successfully produce, launch, commission, operate and maintain our satellites and our customers’ and related infrastructure on suitable timelines to our customers;
•
the impact of satellite and infrastructure related failures;
•
our ability to develop new offerings and enhancements that achieve market acceptance;
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
•
our ability to price our offerings effectively;
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
•
any legal proceedings or claims against us relating to intellectual property;
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

Risks Related to Legal and Regulatory Matters

•
our ability to operate in a highly regulated industry and obtain and maintain required government licenses and other authorizations, including those necessary to launch and operate space and ground infrastructure for ourselves and for our customers;
•
our ability to adapt to legislative and regulatory changes that affect our business
•
our ability to comply with the National Industrial Security Program Operating Manual;
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

Risks Related to Our Indebtedness

•
servicing our indebtedness;
•
provisions in the Indenture governing our 2030 Notes; and
•
counterparty risk with respect to the Capped Call Transactions.

Risk Factors

Risks Related to Our Business and Industry

We have a history of operating losses and limited history operating at our current scale and under our current strategy, which makes it difficult to predict future operating results, and we may not achieve our expected operating results or achieve or sustain profitability.

We have a history of operating losses, having generated net losses of $246.9 million, $123.2 million and $140.5 million for our fiscal years ended January 31, 2026, 2025 and 2024, respectively. As of January 31, 2026, we had an accumulated deficit of $1,449.9 million. Although we have seen revenue growth in recent periods, we have not achieved profitability and we may not realize sufficient revenue to achieve or maintain profitability in future periods. If we are unable to achieve and maintain profitability on a GAAP basis, the value of our business may significantly decrease. Our efforts to grow our business may cost more than we expect, or the rate of our growth may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. Further, in future periods, our revenue growth could slow or decline for a number of reasons, including slowing demand for our offerings, increased competition from new market entrants and alternative data sources, changes to technology or regulation, a decrease in the growth of our overall market, slower than expected revenue recognition from our satellite services contracts, or our failure, for any reason, to continue to take advantage of growth opportunities.

We also have a limited history of operating at our current scale and under our current strategy and have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, which makes it difficult to forecast our future results. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our business, operating results and financial condition could differ materially from our expectations, and our business could suffer. You should consider our prospects in light of the risks and uncertainty frequently encountered by growth stage companies in rapidly evolving markets. Expansion of our offerings into satellite services, in particular, has led to greater uncertainty with regard to future revenue growth and related costs. As we increasingly target large-scale satellite services contracts, we face longer and less predictable sales cycles, significant upfront costs, and complex procurement requirements that may require us to commit significant resources before achieving revenue recognition. Further, revenue from our satellite services contracts may be slower than expected due to the potential for delays in our satisfaction of contractual performance obligations, including potential delays resulting from regulatory, operational, or other reasons outside of our control.

We have experienced rapid growth and demand for our offerings since inception and intend to continue to invest in our business to sustain our growth, including with respect to the development of our offerings and satellites, expansion of our satellite manufacturing capacity in the U.S. and abroad and general administration, including, legal, finance and other compliance expenses related to our business. The costs associated with such continued reinvestment in our business could negatively impact our profitability or generate losses, at least in the short term. Increased expenses associated with these activities could negatively affect our future results of operations if our revenue does not increase. In particular, we intend to continue to expend significant funds to further develop our platform and solutions, build and launch additional satellites, scale satellite manufacturing capacity, expand our data analytics capabilities, and to consider strategic acquisitions, which may cause us to incur significant acquisition costs. Further, the growth and expansion of our business and product offerings places a continuous and significant strain on our management, operational and financial resources. In the event of further growth of our operations or in the number of our third-party relationships, our computer systems, procedures or internal controls may not be adequate to support our operations and our management may not be able to manage any such growth effectively. To effectively manage our growth, we must continue to implement and improve our operational, financial and management information systems and to expand, train and manage our employee base.

If the market for our offerings fails to grow as we expect or takes longer than we expect to grow, or if our current customers or prospective customers fail to adopt our offerings, our business, financial condition and results of operations could be harmed.

The market for our offerings, including our satellites, satellite data, related analytics products, services, satellite services offerings, and AI-enabled solutions continues to evolve and may not be as significant as we expect. Further, the number and types of customers that we believe may be interested in our offerings may be fewer than we anticipate. We cannot be sure that we will be able to convert interest in our offerings into sales, that these markets will continue to grow or, even if they do grow, that businesses, governments and other potential customers will adopt our platform or any of the offerings we develop in the future. Our future success will depend in large part on our ability to further penetrate the existing market for our offerings as well as emerging markets, including for satellite services and AI-enabled solutions. Our ability to further penetrate these markets depends on a number of factors, including the cost, performance, and perceived value associated with our offerings. We have spent, and intend to keep spending, considerable resources to educate current and potential customers about our offerings; however, we cannot be sure that these expenditures will help our offerings achieve any additional market acceptance. In addition, it may take substantial time, potentially longer than we initially forecast or anticipate, to bring on new customers or for existing customers to purchase new offerings we are developing or may develop in the future. Furthermore, potential customers could have made significant investments in alternative satellites, platforms or services, or may not be persuaded that our offerings are needed for their business or operations. If these markets fail to grow or grow more slowly than we currently expect or businesses, governments and other potential customers fail to adopt our offerings, our business, operating results, and financial condition could be adversely affected.

There is increasing competition from commercial entities and governments in our markets, and if we do not compete effectively, our business, financial condition and results of operations could be harmed.

We operate in a competitive industry, and we expect competition to continue to increase, in particular from other commercial entities and governments that operate in our markets and provide competitive offerings. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:

•
the size and diversity of our employee and customer bases;
•
the timing and market acceptance of our offerings, including the developments and enhancements to those offerings, provided by us or our competitors;
•
customer service and support efforts;
•
sales and marketing efforts;
•
legal and regulatory constraints in the markets in which we operate;
•
ease of use, performance, price and reliability of solutions developed either by us or our competitors; and
•
our brand strength relative to our competitors.

Our offerings compete with satellite manufacturing and operational services, and satellite and aerial imagery and related offerings provided by a range of private sector and government providers. Existing competitors include (without limitation) Airbus Defense and Space, BlackSky Technology, Inc., ImageSat International N.V., Vantor Holdings, Inc., Intuitive Machines, Inc., Satellogic Inc., and CG Satellite, foreign governments including India, South Korea, Taiwan and others that sell their data commercially, as well as global technology companies and aggregators of imagery and imagery-related products and services, including Apple, Google and Microsoft. In addition, we compete against a number of manned and unmanned aerial providers of high-resolution imagery, whose offerings provide certain benefits over satellite-based imagery, including better resolution and accuracy. In addition, the U.S. government, the European Commission, and other governments have developed, constructed, launched and begun to operate their own imagery satellites, and may further enhance such imagery satellites, which could reduce their need to rely on commercial suppliers. For example, the United States provides free access to Earth imagery through Landsat and MODIS, and the European Commission provides free access to Earth imagery through the Copernicus program and the Sentinel satellites. If the United States and/or the European Commission expand these programs, or if other governments begin to sell or provide free Earth imagery from satellites in the commercial markets, the value of our imagery may be further diluted. Further, foreign governments have in the past subsidized and may continue to subsidize the development, launch and operation of imagery satellites by our current or future competitors and/or encouraged and may continue to encourage them to undercut prices, including the prices we offer for our data. Such increased competition from government entities or the commercial entities they subsidize could adversely affect our business, financial condition, and results of operations.

Many of our current and potential competitors have significantly greater financial, technical, marketing, personnel and other resources than we do. These factors may allow our competitors to respond more quickly than we can to new or emerging technologies and changes in customer preferences. For example, if our competitors are able to build a competing fleet of satellites that is larger than our fleet, we may be unable to attract or retain customers. These competitors may also engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies which may allow them to build larger customer bases than we have. Our competitors may develop offerings that are similar to ours or that achieve greater market acceptance than ours. Also, our competitors may have long-established relationships as preferred providers with various commercial entities and governments in our markets. We may fail to convert or retain customers if competitors are able to develop superior offerings or if they are able to offer similar offerings at a lower price point, including offerings that allow for use of other data to achieve similar methodological results. These factors could attract customers away from our services and reduce our market share, which would adversely affect our business, financial condition, and results of operations.

With the introduction of new offerings and new market entrants, we expect competition to intensify in the future. The emergence of new remote imaging technologies or the continued growth of low-cost imaging satellites and AI-enabled solutions, may compete with and make our offerings less valuable to current or potential customers or render our historical data archive less valuable to certain customers. To compete effectively against such offerings, we must continue to develop and provide customers with solutions that enable them to derive compelling value from our satellite imagery compared to what may be available from other providers. As we expand our offerings to include more integrated downstream and AI-enabled solutions, we may increasingly compete with our own strategic partners and resellers who offer similar solutions, which could create actual or perceived conflicts of interest, potentially leading such partners to reduce their reliance on our data in favor of alternative sources.

In addition, the increase in launch vehicle development along with frequent and routine transport access to space, as well as the new fleets of satellites from companies such as SpaceX, OneWeb and Amazon Leo, may lower barriers to entry and further increase risk of competition or such companies may decide to compete directly. Such competitors’ offerings could be more advanced than ours, or they may be able to offer services at lower prices than ours. For example, SpaceX’s vertical integration and use of its own launch vehicles provides cost and speed advantages that could enable it to offer more advanced or lower priced offerings, if they were to decide to compete with us directly. Due to competitive pricing pressures the average selling price of our offerings may further decrease. If we are unable to offset decreases in our average selling prices by increasing our sales volumes or by adjusting our product mix, our revenue and operating margins may decline, and our business, financial condition, and results of operations could be harmed.

We may fail to cost-effectively acquire new customers or obtain renewals and expansions from our existing customers, which would adversely affect our business, financial condition, and results of operations.

Our continued growth depends, in part, on our ability to cost-effectively acquire new customers. Numerous factors, however, may impede our ability to add new customers, including our failure to attract, effectively train, retain, and motivate sales and marketing personnel with the technical expertise needed to sell complex AI-integrated solutions and hardware and satellite services offerings, our failure to develop or expand relationships with third parties, our inability to convert initial usage into ongoing utilization of our offerings, and our failure to successfully deliver our offerings and provide quality customer support once delivered.

The majority of our revenue is derived from multi-year licensing agreements and a significant and increasing portion of our revenue is derived from high-value, long-term satellite services contracts. Our success depends, in part, on our customers renewing these agreements when existing contract terms expire and our ability to expand our relationships with our existing customers. However, our customers generally have no obligation to renew or expand their agreements with us, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their agreements with a similar contract period or at the same price or terms or may decide to downgrade their subscriptions. Further, our government and other satellite services customers have broad discretion to unilaterally terminate, modify or suspend our contracts with them, or may tie payments to performance-based milestones that are subject to certain risks that may be beyond our control.

Customer retention and expansion and customers’ use of our offerings depend on several factors, including successful execution of our contracts, our customers’ satisfaction with our offerings, and our customer support, or the prices, features, or perceived value of competing offerings. In particular, customer retention and expansion may depend on our ability to consistently demonstrate the value and reliability of our AI-enabled solutions, as well as the satellites and managed services associated with our satellite services offerings.

In addition, uncertain macroeconomic and geopolitical factors, including as a result of inflationary pressures, currency exchange rate fluctuations, geopolitical conflicts, regulatory requirements, tariffs and retaliatory measures, and high interest rates may result in longer and unpredictable sales cycles, could result in potential customers deciding not to contract with us or current customers deciding not to renew, could cause delays in renewal, upgrade, or expansion decisions for some of our existing customers, may reduce the effectiveness of our sales and marketing efforts, and could reduce the duration of their agreements with us. In addition, these situations could result in increased customer churn, a lengthening of our sales cycle with some of our potential customers, or reduced contract value with prospective or existing customers.

A significant component of our growth strategy depends on our ability to cross-sell our different offerings to our existing customers and our ability to provide new offerings to our customers. However, we may not be successful in doing so if our customers find our additional solutions to be unnecessary or unattractive. We have invested, and intend to continue to invest, significant resources in improving existing solutions as well as developing and acquiring additional solutions, which resources may not be recovered if we are unable to successfully cross-sell these solutions to customers using one or more of our existing solutions. Any failure to sell additional solutions to current and future customers could harm our business, financial condition and results of operations. If our customers do not renew, upgrade, or expand their subscriptions, defer their subscriptions to a later date, renew their agreements with us on less favorable terms, or fail to increase adoption of our platform, our business, financial condition, and results of operations would be adversely affected.

Our international operations create operational, compliance and economic risks that could impact our financial results.

Our global business model, including our satellite services contracts with international customers and expanding manufacturing operations in Germany, subjects us to heightened operational, regulatory, geopolitical, and macroeconomic risks that could materially impact our results. These include political, social, and/or economic instability, including geopolitical conflicts, trade tensions and any sanctions or heightened controls that result from such conflicts, risks related to export control laws and other governmental regulations applicable to transactions involving non-U.S. persons or foreign jurisdictions, the administrative burden of navigating new and/or unexpected changes to regulatory requirements and enforcement, and increased costs related to tariffs.

Our sales, marketing and other operations in Europe, or any other international jurisdictions, now or in the future, are subject to sanctions, anti-bribery, and export control regulations and additional regulatory regimes, laws, and taxes for which compliance may result in increased costs, expense, and devotion of management time and resources. Further, as our offerings continue to expand, we face heightened risks from shifting U.S. and international export controls, as well as space activities, radiofrequency, and remote sensing laws and regulations, which could restrict our ability to deliver our offerings to international customers. Significant changes in U.S. or international trade policy, including expansion of sanctions, export/import controls, tariffs and other trade measures may materially and adversely affect our business.

Further, given the global scope of our Earth imaging and the analytics collected and generated, and the potential sensitivity of the associated data collected, it is probable that certain governments, state actors or large businesses, among other powerful entities, may object to our operations and the collection and/or sale of this data. For example, we have used our constellation of satellites and platform to capture and analyze images of missile silos and human rights abuses in foreign countries, among other things that may be sensitive to certain entities. If a government, state actor, large business or other similar entity were to object to the data captured by our operations, they may successfully drive regulators to curtail our operations, or even suspend our operations, and such objections and related media coverage may harm our reputation and prospects. Additionally, our platform and data may be used, without our prior knowledge or consent, by parties in political or social conflicts, including in armed conflicts. Such use of our data in those situations could materially harm our reputation, resulting in a material and adverse effect on our business, financial condition and results of operations. Further, our satellites, satellites operations infrastructure, archived data, information technology and communications systems, and other related systems, may have already been or could be in the future compromised by cyber attacks or other incursions by such entities as a result of the sensitive information we capture and provide. Additionally, we conduct business in countries where due to the global political and economic climate, such business relationships may be viewed as negative or such business relationships may become difficult to maintain, all of which could adversely affect our brand and our reputation and, as a result, could harm our business, financial condition, and results of operations.

Our ability to grow our business depends on the successful development, production, launch, commissioning and/or operation of our satellites and related infrastructure, which is subject to many uncertainties, some of which are beyond our control.

Our research and development objectives focus on the development of our satellites, some of which we sell to customers, and our other offerings. Our next generation satellites are still in development and may not be completed on time or at all and the costs associated with them may be greater than expected. In addition, the timeline and cost of launching these satellites depends on a complex supply chain and the availability of commercially procured launch vehicles. While we estimate the gross costs associated with designing, building and launching our satellites will be significant, there can be no assurance that we will complete this on a timely basis, on budget, or at all. Design, manufacture and launch of satellite systems are highly complex and historically have been subject to delays and cost over-runs. If we do not complete development of these satellites in our anticipated timeframes or at all, our ability to meet customer requirements and to grow our business will be adversely affected.

The successful development, integration, and operation of our future and current satellites and our future and current offerings involve many uncertainties, some of which are beyond our control, including, but not limited to:

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
•
increased collision risk due to the growing congestion of Low Earth Orbit (LEO) constellations and orbital debris;
•
increases in costs of materials or our ability to obtain required supplies and materials;
•
changes in project scope;
•
our ability to obtain and maintain applicable approvals, licenses or certifications from export control and other regulatory agencies, as required;

•
performance of our manufacturing facilities despite risks that disrupt productions, such as natural disasters, catastrophic events or labor disputes;
•
changes in costs, compliance, and regulatory hurdles associated with our expansion of manufacturing in Germany;
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
•
our ability to adapt to changes in laws or regulations, and interpretations thereof, that affect our business, including an evolving regulatory environment around AI and proposals for tighter orbital debris mitigation and space sustainability regulations;
•
performance of our internal and third-party resources that support our research and development activities;
•
our ability to protect our intellectual property critical to the design and function of our satellites and our other offerings;
•
our ability to continue funding and maintaining our research and development activities;
•
our ability to successfully acquire or integrate potential technologies or businesses;
•
successful completion of demonstration missions; and
•
the impact of macroeconomic factors, including those related to national and global health concerns, on us, our customers and suppliers, and the global economy.

If any of the above events occur, they could have a material and adverse effect on our ability to continue to develop, integrate and operate our satellites and related offerings and could materially adversely affect our reputation, business, financial condition and results of operations.

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

Delays in launching satellites are common and can result from satellite manufacturing delays, unavailability of reliable launch opportunities with suppliers, launch supplier schedule delays, delays in obtaining required regulatory approvals and launch failures. If we do not meet our satellite manufacturing schedules, a launch opportunity may not be available at the time the satellites are ready to be launched. We also share launches with other satellite manufacturers who may cause launch delays that are outside of our control. There are a limited number operational of launch suppliers and increasing demand for launch slots, which may heighten the foregoing risks to the extent any of such launch suppliers changes their terms or otherwise experiences capacity constraints. In addition, launch vehicles or satellite deployment mechanisms may fail, which could result in the destruction of any satellites we have in such launch vehicle or an inability for the satellites to perform their intended mission. Launch failures also result in significant delays in the deployment of satellites because of the need to manufacture replacement satellites, which typically takes up to six months or longer, and to obtain another launch opportunity, and may impact the timing of future launches. If we are required to replace a satellite that was damaged during launch, we may bear some or all of the costs of manufacturing replacement satellites, which could result in lost revenue and contractual penalties. Further, the cost of satellite launches, launch insurance rates and launch-related services may significantly increase in the future, which could make it much more costly, potentially prohibitively more costly, for us to launch and deploy our satellites. Any launch failure, underperformance, delay, or increase in the cost of satellite launches or related services, could have a material and adverse effect on our results of operations, business prospects and financial condition.

If our satellites fail to operate as intended, are destroyed or otherwise become inoperable, our ability to collect imagery and market our offerings successfully could be materially and adversely affected and customers could be encouraged to seek alternative solutions even if less adequate.

Our satellites employ advanced technologies and sensors that are exposed to severe environmental stresses during launch and in space that could affect our satellites’ performance. Hardware component problems in space could lead to deterioration in performance or loss of functionality of a satellite, with attendant costs and potential revenue losses if they impact our Earth imaging capabilities or ability to distribute such imaging. In addition, human operators may execute improper implementation commands that may negatively impact a satellite’s performance. Exposure of our satellites to an unanticipated catastrophic event such as a failed launch, a meteor shower, geomagnetic solar storms, unpredictable solar weather or atmospheric density, a collision with space debris, intentional or unintentional kinetic, radiation or blinding interference, other directed energy or similar attacks, or cybersecurity attacks, have from time to time also reduced, and could in the future reduce, the performance of, or completely destroy, the affected satellites.

We cannot assure you that our satellites will continue to operate successfully in space throughout their expected operational lives. Even if a satellite is operated properly, technical flaws in that satellite’s sensors or other technical deficiencies or anomalies could significantly hinder its performance, which could materially affect our ability to collect imagery and market our offerings successfully. While some anomalies are covered by insurance policies, others are not or may not be covered, or may be subject to large deductibles. Further, the actual orbital maneuver lives of our satellites may be shorter than we anticipate, and we may be required to reduce available capacity on our satellites prior to the end of their orbital maneuver lives.

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

We operate an extensive ground infrastructure, including over a dozen ground stations maintained by third parties. These ground stations are used for controlling our satellites and our customers’ satellites and downloading imagery to eventually be provided to our customers. We may experience a partial or total loss of one or more of these facilities due to natural disasters (tornado, earthquake, flood, hurricane or other natural events), fire, acts of war or terrorism or other catastrophic events. A failure at any of these facilities could cause a significant loss of service for our customers. Additionally, we may experience a failure in the necessary equipment at our satellite control center, at any relevant back-up facility, or in the communication links between these facilities and remote teleport facilities. A failure or operator error affecting tracking, telemetry and control operations might lead to a breakdown in the ability to communicate with one or more satellites or cause the transmission of incorrect instructions to the affected satellites, which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more satellites. Intentional or non-intentional electromagnetic or radio frequency interference or cybersecurity attacks, including by nation-state actors or their agents, could result in a failure of our ability to deliver our services to our customers. We have experienced a variety of these equipment and communications failures from time to time, resulting in impacted services. A failure at any of our facilities or in the communications links between our facilities or interference with our satellite signal could cause our revenues to decline materially and could adversely affect our ability to market our services and harm our business, prospects, financial condition and results of operations.

If we are unable to develop and release platform and service enhancements and new offerings to respond to rapid technological change, or to develop new designs and technologies for our satellites, satellite services and other offerings in a timely and cost-effective manner, our business, financial condition and results of operations could be harmed.

The market for our offerings is characterized by rapid technological change, frequent new product and service introductions and enhancements, changes in satellite design and technologies, changing customer demands, and evolving industry standards. The introduction of offerings embodying new technologies can quickly make existing offerings obsolete and unmarketable. If the market does not perceive our service offerings to be of high quality, if we fail to introduce new and improved offerings, or if we introduce new products or services that are not favorably received by the market, we may not be able to attract or retain customers. If we are unable to attract new customers in numbers sufficient to grow our business, or if we suffer attrition among customers, our revenue may decrease, and our operating results will be adversely affected.

Designing and building satellites, ground station infrastructure, managed satellite operations, and developing analytics products and services, as well as deploying software updates, are inherently complex and technologically demanding endeavors. Due to this complexity, it can take a long time and require significant research and development expenditures to develop and test new or enhanced satellites and software updates, as well as data analytic products and services. In addition, the complexity of developing and deploying new satellites, ground station infrastructure, managed satellite operations, and data analytic products and services makes it difficult for us to predict how long it may take for such updates to our offerings to be ready and available to be sold to customers. As a result, the amount of time it takes to develop such updates could be substantially longer than we initially anticipated.

The success of any enhancements or improvements to our offerings or any new offerings depends on several factors, including timely completion, successful manufacturing and deployment of the satellites needed to capture the relevant data, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new offerings that respond to technological change or new customer requirements or demands, nor can we be sure that any enhancements or improvements to our platform will achieve market acceptance. Any new satellites or other offerings that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or such data or data analytic products may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new data analytic products and enhancements, as well as the development and deployment of new satellites, ground station infrastructure, and managed satellite operations, require a substantial outlay of capital and could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact our profit margins, including our gross margin. Moreover, even if we introduce new offerings, we may experience a decline in revenue, gross profit and gross margin of our existing offerings that is not offset by revenue from the new products or services. Further, we may make changes to our offerings that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our offerings. In addition, we may lose existing customers who choose a competitor’s offerings rather than migrate to our new offerings. This could result in a temporary or permanent revenue shortfall and adversely affect our business, financial condition and results of operations.

A meaningful portion of our business depends on sales to large enterprises and U.S. and foreign governmental entities, which are subject to a number of challenges and risks that may make our sales cycle, forecasting processes, and deployment processes more difficult to predict, require greater time and expense or negatively impact our business.

Sales to large enterprises and U.S. and foreign governmental entities involve risks that may lengthen our sales cycle and make forecasting and deployment processes more difficult to predict. In addition, as a result of macroeconomic and geopolitical conditions, political and economic instability, global logistic challenges and high inflation, many large enterprises and U.S. and foreign governments have reduced or delayed technology or other discretionary spending, which, in addition to resulting in longer sales cycles, may materially and negatively impact our operating results, financial condition and prospects. As we have sought to increase our sales to large enterprise customers and U.S. and foreign governments, we have also faced more complex sales procurement requirements, regulations, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. With larger organizations, the decision to purchase or subscribe to our offerings frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger organizations may require us to invest more time educating and preparing for these potential customers. With U.S. and foreign governments, the decision to purchase or subscribe to our offerings often requires approvals from multiple governmental agencies as well as compliance with stringent rules and regulations, which require us to employ regulatory and procurement experts and engage outside experts to help obtain applicable governmental approvals and to comply with applicable rules and regulations. In addition, large enterprises, as well as U.S. and foreign governments, often require extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our offerings widely enough across their organization to justify our substantial upfront investment. Purchases by large enterprises, as well as U.S. and foreign governments, are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the terms of the sale to them. Moreover, large enterprises may be directly impacted by various macroeconomic conditions such as high inflation, tariffs, interest rate fluctuations and financial market volatility, which may result in a decrease of spending by these large enterprises, including a decrease in spending on our offerings, and consequently reduce our revenue and impact our financial condition and results of operations.

In addition, our ability to successfully sell our offerings to large enterprises and U.S. and foreign governments is dependent on us attracting and retaining sales personnel with experience in selling to such large organizations. The opportunities to sell to large enterprises and U.S. and foreign governments are often awarded through competitive bidding processes. If we are unable to increase sales of our offerings to large enterprise customers and U.S. and foreign governments while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely impacted. Furthermore, if we fail to realize an expected sale from a large customer in a particular quarter or at all, our business, operating results, and financial condition could be adversely affected for a particular period or in future periods.

A meaningful portion of our business depends on sales to governmental entities and is subject to the policies, priorities and regulations of such governmental entities, changes to which could adversely affect our business, results of operations, financial condition, and business prospects.

An increasing and meaningful portion of our revenue is generated from agreements with the U.S. and other government customers, and, as a result, our results of operations could be adversely affected by shifts in the political environment and resulting changes in policy or budgetary priorities. We cannot be certain that current levels of government funding for our offerings will continue, or that such funding will be accessible consistent with expected timelines due to budgetary review activities and potential freezes on or cancellation of various governmental programs.

Our contracts with government customers subject our business to the statutes and regulations applicable to companies doing business with the government, including the Federal Acquisition Regulation (“FAR”) and agency supplements. The FAR governs all aspects of U.S. government contracting, including contractor qualifications and acquisition procedures, and also contains provisions that give the U.S. government many rights and remedies which are unfavorable to contractors and not typically found in commercial contracts. Additionally, if a government were to object to certain of our operations (for example, the capturing of certain sensitive imagery), it is possible that the government could modify or reduce its business with us, and our contracts with certain government customers could, for example, be terminated for convenience, as further described below. These rights and remedies allow government customers, often with broad discretion relative to commercial contracts, among other things, to:

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
•
suspend our performance pending the outcome of a bid protest filed by a competitor and may also require us to resubmit offers for the contract or the government could terminate, reduce, or modify the awarded contract;
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
•
additional cybersecurity requirements;
•
requirements to procure (or not procure) certain materials, components and parts from specific countries or supply sources, including compliance with the Buy American Act and Trade Agreements Act; and

•
offset requirements and industrial participation obligations under certain international contracts, which may require us to invest in local projects, transfer technology, or purchase goods and services from local suppliers, the failure of which could result in significant financial penalties or affect our ability to win future business in those jurisdictions.

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

Our role as a contractor to agencies and departments of the U.S. government results in our being routinely subject to investigations, audits and reviews relating to our information provided in our government contract bids and proposals and contractor registrations, as well as compliance with our government contracts and related laws and regulations, which may be conducted without our knowledge. Adverse findings in these investigations, audits and reviews can lead to criminal, civil or administrative proceedings, and we could face civil and criminal penalties and administrative sanctions, including termination of contracts, loss of export privileges, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. government agencies. In addition, we could suffer serious harm to our reputation and competitive position if allegations of impropriety were made against us, whether or not true. Responding to any investigation, audit, review or allegation could result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees. If our reputation or relationship with U.S. government agencies were impaired, or if the U.S. government otherwise ceased or significantly decreased the amount of business it does with us, it would adversely affect our operations, financial results and business prospects.

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

The competitive position of our offerings depends in part on its interoperability with products and services of third parties. As such, we must continuously modify and enhance our offerings to adapt to changes in hardware, software, networking, and database technologies. In the future, one or more technology companies may choose not to support the operation of their hardware, software, or infrastructure, or our offerings may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent that a third party were to develop software or services that compete with ours, that provider may choose not to support our offerings. We intend to facilitate the compatibility of our offerings with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and operating results could be adversely impacted.

The competitive position of our products also depends on the availability of third party data sets and imagery, as well as the ability to use our products with third party data sets and imagery, which allows customers to integrate multiple data sets and conduct valuable analyses. As such, we must continuously design software to ensure our products’ compatibility with third party imagery. Further, many customers or potential customers seek AI-enabled solutions, and as a result, we expect our ability to continue to develop or partner with providers of AI solutions that interoperate with our offerings will impact our ability to drive future growth and compete effectively. If we fail to anticipate our customers’ integration needs, our business, financial condition, and operating results could be adversely impacted. Additionally, if third party data sets which we do not control, and some of which are publicly sourced, become unavailable or unreliable for any reason, to us or our customers who integrate such data into our offerings, it may negatively impact our ability to develop or deliver products that use such data and customer satisfaction with our products and our business, financial condition, and operating results could be adversely impacted.

Our revenue, results of operations and reputation may be negatively impacted if our products fail to meet contractual requirements or our products contain defects or fail to operate in the expected manner.

We sell proprietary data that is generated through our technologically advanced fleet of satellites and further analyzed with our proprietary solutions, and also sell satellites, ground station infrastructure, and managed operations to a limited number of strategic customers. Sophisticated software, including software developed by us, may contain defects that can unexpectedly interfere with the software’s intended operation. Defects may also occur in components and products that we manufacture or purchase from third parties. Most of the satellites and systems we have developed must function under demanding and unpredictable operating conditions and in harsh and potentially destructive environments. In addition, we contract with third-parties, which we do not control, to provide services in connection with the launch into orbit of our satellites, adding further risks to our ability to perform under contracts with our customers, including those that rely on our satellites to gather data.

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

We are partially dependent on resellers of our imagery and partnerships for a portion of our revenue. If these resellers or partners fail to market or sell our offerings successfully, our business would be harmed.

We partially rely on resellers and partners to market and sell our offerings. Our resellers and partners may not have the skill or experience to develop regional commercial markets for our offerings, or may have competing interests that negatively affect their sales of our offerings. If we fail to enter into reseller agreements on a timely basis or if our resellers and partners fail to market and sell our offerings successfully, these failures could negatively impact our business, financial condition and results of operations.

Downturns or volatility in macroeconomic conditions and/or uncertainty in the political environment could have a material and adverse effect on our business, financial condition, results of operations and liquidity.

Our revenue, gross margin, and ability to achieve and maintain profitability depend significantly on macroeconomic conditions. Weaknesses in the global economy and financial markets, including current global economic conditions and consumer trends, have in some cases led to lower demand for our offerings, and any adverse changes in general domestic and global economic conditions that may occur in the future, including any recession, economic slowdown or disruption of credit markets, could further exacerbate such effects.

Additionally, the impact of macroeconomic conditions, including adverse global and domestic economic conditions resulting from national or global health concerns or other trends, are highly uncertain and cannot be predicted. Specifically, additional factors that could have an impact on the demand for our offerings include worldwide or regional recession, increased unemployment, fluctuations in exchange rates, inflation, tariffs, changes to international trade control laws or regulations, failures of banks and financial institutions or other liquidity concerns at such financial institutions, changes in taxation, energy prices, supply chain disruptions, high interest rates, and other similar macroeconomic factors. Additionally, the demand for our offerings may be affected due to financial market volatility, negative financial news, energy shortages or cost increases, labor costs, and other economic factors. Such a shift would materially adversely affect our business, results of operations, and financial condition.

In addition, any disruption in the credit markets could impede our access to capital. If we have limited access to additional financing sources, we may be required to defer capital expenditures or seek other sources of liquidity, which may not be available to us on acceptable terms or at all.

We rely on a limited number of third-party suppliers for critical supplies and services, cloud-based infrastructure and for research, development, manufacturing and launch of our satellites, and disruptions to our supply chain or supply relationships could cause delays in satellite manufacturing, launch and operation, or costs could be greater than we expected which has and could continue to adversely affect our business.

There are a limited number of suppliers that are able to design and build the components we need to manufacture our satellites. We also depend on a limited number of strategic suppliers for critical professional services as subcontractors to our customers, as well as a number of key service providers for research and development purposes. The loss of any one or more of these suppliers or their failure to supply us with the necessary services on a timely basis could cause Planet to fail in its contractual performance obligations, and may impact renewals. There are also a limited number of suppliers able to launch our satellites, including ArianeSpace SA, Blue Origin, LLC, Firefly Aerospace Inc., ISAR Aerospace Technologies Inc., Mitsubishi Heavy Industries, Ltd., NewSpace India Limited (Indian Space Research Organization), Rocket Lab USA Inc., Space Exploration Technologies Corp.

(SpaceX), and Stoke Space Technologies, Inc. Increased tariffs on our suppliers’ products are expected to increase the cost of manufacturing and deploying our satellites. Also, if any of our suppliers’ or service providers’ businesses fail or their products become subject to additional tariffs, it would reduce competition and could increase the cost of manufacturing and deploying our satellites, conducting research and development and launch services. Adverse events with respect to any of our component suppliers, service providers or launch providers could also result in the delay of the design, construction or launch of our satellites. General economic conditions may also affect the ability of our suppliers, service providers and launch providers to provide services on commercially reasonable terms or to fulfill their obligations in terms of manufacturing schedules, launch dates, pricing, or other items. Even where alternate suppliers for such services are available, we may have difficulty identifying them in a timely manner, we may incur significant additional expense in changing suppliers or service providers, and this could result in difficulties or delays in the design, construction or launch of our satellites. We have in the past experienced, and may continue to experience, certain delays in the design, construction or launch of our satellites or disruptions to our platform, products, or solutions, which could have a material and adverse effect on our business, financial condition and results of operations.

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

We purchase components for the manufacturing of our satellites from third party suppliers and depend on those suppliers to deliver to the contracted specifications in order for us to maintain and grow our fleet of satellites and offerings. We may experience difficulties if these suppliers do not meet their obligations to deliver and support this equipment or if they are unable to supply the required components for existing or new satellite designs, on time, at certain prices, of certain quality, or at all. If such suppliers are unable to supply the required components, we will need to engage in new supply relationships. Given the technical and sophisticated nature of the components we utilize, there is a limited number of suppliers we could use and, for a small number of components, we rely on a single supplier. Further, making such a change in suppliers could take time and could result in us having increased costs or force us to make design changes that impact other components or capabilities of the satellites. As a result of the foregoing, any change in supply relationships could have a material and adverse effect on our business, financial condition and results of operations.

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

We have limited experience with respect to determining the optimal prices and pricing structures for our offerings, which may impact our business, financial results and results of operations.

We expect that we may need to change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product mix, pricing studies or changes in how data analytics are employed by organizations. Similarly, as we introduce new offerings, such as satellite services and AI-enabled solutions, or as a result of the evolution of our existing offerings, we may have difficulty determining the appropriate price structure for our offerings. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our offerings to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, operating results, and financial condition.

For example, we generally establish fixed price subscription contracts for our imaging services, the revenue for which is recognized on a straight-line basis over the term of the contract, based on usage by customer over time, or to a lesser degree, up front based on transfer of access to the imagery to the customer. We have also entered into long-term manufacturing and services contracts to sell satellites and related services and may enter into similar arrangements in the future. If we fail to accurately forecast the cost of such contracts, especially for those contracts with unlimited downloads, or long-term manufacturing and hardware delivery obligations, if we fail to complete our contractual obligations in a manner consistent with the terms of the contract or if we fix the price for some projects too low for the services we ultimately provide, we could adversely affect our overall profitability and/or revenue opportunity, which could have a material and adverse effect on our business, financial condition, and results of operations.

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

In addition, the maintenance and development of our offerings requires individuals with significant experience in aerospace engineering, mechanical engineering and software engineering. Further, our ability to successfully execute strategic initiatives, such as expanding our sales force, will be dependent on our ability to hire and retain a sufficient number of individuals with the appropriate capabilities and level of experience. If we do not succeed in attracting, retaining and motivating highly qualified personnel or obtaining/maintaining applicable export licenses to support work of our personnel, our business may be seriously harmed. Further, we also face significant competition for employees, particularly in the San Francisco Bay Area where our headquarters are located, and as a result, skilled employees in this competitive geographic location can often command higher compensation and may be difficult to hire. We have in the past, and may in future, lose a number of employees as a result of one or more employees leaving and encouraging others to join them. If this were to occur again, it could seriously harm our business.

As we grow and develop as a public company, we may find our recruiting efforts more challenging or face difficulty maintaining our company culture. We believe our culture has been a key contributor to our success to date and any failure to preserve our culture could negatively affect our ability to retain and recruit personnel, which is critical to our growth, and to effectively focus on and pursue our corporate objectives. The incentives to attract, retain and motivate employees provided by our equity compensation or by future arrangements, such as through cash bonuses, may not be as effective as in the past. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively and our business, financial condition and results of operations could be harmed.

Further, given our reliance on stock-based compensation, any volatility in stock price may impact our ability to retain and attract top talent over time given the competition for strong talent within technology organizations, or could result in additional compensation related expenses and greater dilution to our current stockholders.

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to increase our customer base and achieve broader market acceptance of our offerings.

We must expand our sales and marketing organization to increase our sales to new and existing customers. We plan to continue expanding our direct sales force, both domestically and internationally, particularly our direct enterprise sales organization focused on sales to the world’s largest organizations. It may require significant time and resources to effectively onboard new sales and marketing personnel, and a largely remote workforce could result in less effective, more operationally complicated, or lengthier onboarding processes. We also plan to dedicate significant resources to sales and marketing programs that are focused on these large organizations. Due to the technical nature of our business our marketing and sales workforce require technical expertise needed to sell complex AI-integrated solutions, for example, which has and may continue to present additional hiring and training costs and risks. In addition, as we increasingly target large-scale satellite services contracts, we face longer and less predictable sales cycles, significant upfront costs, and complex procurement requirements that may require us to commit significant resources before increasing sales. Once a new customer begins using our offerings, our sales team will need to continue to focus on expanding consumption with that customer. All of these efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. Our business and results of operations will be harmed if our sales and marketing efforts generate increases in revenue that are smaller than anticipated. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire, develop, integrate, and retain talented and effective sales personnel, if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if our sales and marketing programs are not effective.

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenues and accounts receivable.

Significant portions of our revenue and accounts receivable are concentrated with a limited number of customers. For the fiscal year ended January 31, 2026, two customers accounted for 13% and 12% of revenue. As of January 31, 2026, one customer accounted for 33% of accounts receivable. Further, accounts receivable are typically unsecured and are thus subject to the increased risk of us being unable to collect on overdue amounts.

While we intend to increase the number of customers using our offerings, we believe it is possible that our revenue and our operating results in the near term will continue to depend on sales to a small number of customers. As a result of this customer concentration, our revenue could fluctuate materially and could be materially and disproportionately impacted by decisions of these customers or any other significant customer to cancel their agreements with us or otherwise no longer use our services. In addition, if we are unable to diversify our customer base, we will continue to be susceptible to risks associated with customer concentration.

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

Our industry is characterized by rapidly evolving technology and evolving customer demands. These technological developments require us to integrate new technology into our satellites. Our competitors may develop or acquire alternative and competing technologies, which could allow them to create new and disruptive imaging satellites or other associated technology. The risk from the introduction of superior competing satellite technologies is particularly exacerbated in our industry as it can take months to years to deploy any new satellites. As a result, if any technological change or change in customer demands renders our satellites or products obsolete or insufficient, even if we are able to develop and deploy new technologies to compete and meet such demands, it would take substantial time until such satellites are operational. As a result of the foregoing, we may need to invest significant resources in research and development to maintain our market position, keep pace with technological changes and customer demands and compete effectively. Our failure to improve our satellites in a timely manner may seriously harm our business. In addition, if the components we use to manufacture our satellites were to become obsolete due to technological change or other factors, it could lead to inventory obsolescence, which may lead to inventory impairment charges. Further, it takes significant time to manufacture new components and if any of our inventory were to become obsolete, it would take significant time before we could build new satellites. This delay in building new satellites could seriously harm our business.

Our business depends on a strong brand. If we are not able to maintain and enhance our brand, our ability to retain or expand our base of customers will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Planet” brand is critical to expanding our base of customers and current and future partners. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the “Planet” brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our continued ability to provide high quality offerings, which we may not do successfully.

In addition, we receive, and our customers’ use of our offerings receives, a high degree of media coverage, including social media coverage, around the world. If such media coverage presents, or relies on, inaccurate, misleading, incomplete, or otherwise damaging information regarding Planet, or if our current or potential customers have negative reactions to such media coverage, such coverage could damage our reputation in the industry and with current and potential customers, employees, and investors, and our business, financial condition, results of operations, and growth prospects could be adversely affected.

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

Interruption or failure of our infrastructure or loss of our data storage due to a natural disasters or catastrophic event such as a pandemic, earthquake, fire, or flood, or disruptive weather, or a man-made problem such as a power disruption, cyber attacks, data security breach, terrorism or war, could hurt our ability to perform our daily operations effectively and provide our offerings, which could damage our reputation and harm our operating results.

Our business operations are subject to interruption by natural disasters, flooding, fire, power shortages, public health epidemics or pandemics, terrorism, political unrest, cyber attacks, geopolitical instability, war, the effects of climate change and other events beyond our control. For example, our corporate headquarters are located in the San Francisco Bay Area, a region known for seismic activity. A significant natural disaster, such as an earthquake, fire or flood, occurring at our headquarters, at one of our other facilities, or at a facility where one of our launch partners is located or where our third-party suppliers’ facilities are located could adversely affect our business, results of operations and financial condition. In addition, our satellites may not be able to capture Earth images, either with sufficient clarity or detail, or at all, due to the occurrence of a variety of factors including cloud cover, smog, adverse weather conditions including hurricanes or tornadoes, dust storms, fog, fires or volcano eruptions, or other factors that are outside our control. Certain of these events may become more frequent or intense as a result of climate change. Further, if there is high demand on our constellation to capture images in a certain area, we may have difficulty tasking sufficient satellite coverage to capture high-resolution images in another region. As a result of the foregoing, customers may not be able to procure images they want, which could adversely affect our relationship with such customers and our general reputation.

The availability of our offerings depends on the continuing operation and availability of our satellites, satellites operations infrastructure, archived data, information technology and communications systems, and other related systems. Any downtime, damage to or disruption or failure of our systems as a result of a natural disaster or man-made problem could result in interruptions in our service, which could reduce our revenue and profits. Our systems are vulnerable to damage or interruption from floods, fires, earthquakes, power loss, telecommunications failures, cyber attacks, denial of service attacks or other attempts to harm or disrupt our systems. We do not currently maintain a back-up production facility from which we can continue to collect, process and deliver imagery in the event of the loss of our primary capabilities. In the event we are unable to collect, process and deliver imagery from our primary facilities, our daily operations and operating results may be materially and adversely affected. In addition, our ground stations are vulnerable to damage or interruption from human error, cyber attacks or other intentional bad acts, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events, including events related to climate change. Such attacks or other bad acts could come from individuals, companies, rogue groups, terrorist organizations, governments, or affiliated actors. This risk is heightened by the geopolitical relevance of our data, which may expose globally the sensitive operations of such entities. This is especially true with respect to countries known or suspected to have actively carried out offensive operations on their own. Further, climate change has increased, and may continue to increase, the rate, size, and scope of natural disasters. In the event of such a natural disaster or other disruption, we could experience disruptions to our operations or the operations of suppliers, subcontractors, distributors, or customers, which could affect our ability to maintain launch schedules or fulfill our customer contracts. The occurrence of any of the foregoing could result in lengthy interruptions in our services and/or damage our reputation, which could have a material and adverse effect on our financial condition and results of operations.

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

Our quarterly and annual results of operations, our key metrics discussed elsewhere in our public filings, and other metrics that analysts use to evaluate our business, have fluctuated in the past and may vary significantly in the future. Period-to-period comparisons of our operating results and other key metrics may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly and annual financial results and metrics may fluctuate as a result of a variety of factors, many of which are outside of our control and may not fully reflect the underlying performance of our business. These fluctuations could result in our failure to meet our expectations or those of securities analysts or investors. If we fail to meet these expectations for any particular period, the trading price of our Class A common stock could decline significantly. Factors that may cause these fluctuations include, without limitation, those listed below:

•
the impact of an economic downturn or market volatility, including downturn caused by national and global health concerns, geopolitical tensions, tariffs, inflation or high interest rates, on our business and the businesses of our customers, prospective customers and partners;
•
our ability to attract new customers;
•
our customer renewal and adoption rates, and our ability to expand use of our offerings by existing customers;
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
•
the timing of recognition of revenue;
•
the timing and complexity of revenue recognition for our multi-year satellite services contracts may be affected by delays due to various factors, including regulatory, operational, and compliance hurdles that may be beyond our control;
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
•
network outages, technical difficulties or interruptions affecting the delivery and use of our offerings or actual or perceived security breaches or incidents;
•
our ability to ensure compliance with all applicable legal and regulatory requirements;
•
any adverse litigation, judgments, settlements, or other litigation-related costs or costs associated with government investigations or enforcement actions;
•
our ability to attract and/or retain talent necessary to the successful delivery of our business objective;
•
our ability to obtain and maintain export licenses to support contract deliverables and/or the work of our personnel, subsidiaries, and suppliers;
•
changes in the legislative or regulatory environment, including with respect to sanctions, anti-bribery, export control, satellite and ground station licensing, or government spending;
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

As part of our business strategy, we may make investments in complementary companies, products or technologies, and these acquisitions could pose challenges or risks. In this regard, we have made strategic acquisitions, including the acquisition of the BlackBridge group of companies in September 2015, the Terra Bella business from Google in April 2017, Boundless Spatial in March 2019, VanderSat in December 2021, Salo Sciences in January 2023, Sinergise in August 2023, and Bedrock in November 2025. We do not know if we will be able to complete any future acquisitions or successfully integrate any acquired business, operate it profitably or retain its key employees, customers, partners or vendors. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance, and could distract our management. If we fail to successfully integrate the assets, technologies and employees from any acquired business, our revenue and operating results could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Further, any debt we incur to complete an acquisition could result in increased fixed obligations and include certain covenants that could impede our ability to manage our operations. Alternatively, if we use equity to finance any acquisitions, it could dilute our current stockholders. We may become liable for certain unforeseen pre-acquisition liabilities of an acquired business, including, but not limited to, successor liability for actions or noncompliance of an acquired business prior to such acquisition.

Issues in the development and use of artificial intelligence, including in our offerings, combined with an evolving regulatory environment may result in reputational harm, liability, or other adverse consequences to our business.

AI is enabled by or integrated into some of our and our third-party partners’ geospatial data and analytics platforms and solutions and is a growing element of our business offerings. As with many developing technologies, AI presents risks and challenges that could affect its further development, adoption, and use, and therefore our business. AI algorithms may be flawed. Data sets may be insufficient, of poor quality, or contain biased or otherwise inaccurate information. Inappropriate or controversial data practices by data scientists, engineers, and end-users of our systems could impair the acceptance of AI solutions or result in brand and reputational harm. If the analyses and content that AI applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm.

Our use of AI also presents intellectual property risks. The development and deployment of our AI models may involve the use of third-party data, software, or other content, which may be subject to third-party intellectual property rights or usage restrictions. Content or outputs generated by our AI tools may not be eligible for copyright protection, may incorporate third-party copyrighted material, or may otherwise give rise to intellectual property claims against us. Additionally, our employees, contractors, or vendors may use third-party generative AI tools in connection with their work, which could result in the inadvertent disclosure of our confidential information or proprietary data into publicly available training sets, potentially impairing our ability to protect and enforce our intellectual property rights and harming our competitive position.

AI is also subject to evolving legal and regulatory landscapes. It is likely that new laws and regulations will be adopted, or that existing laws and regulations may be interpreted in new ways that would affect our business and the ways in which we use, or contemplate the use of, AI/ML technology, our financial condition, and our results of operations, including as a result of the cost to comply with such laws or regulations or make any changes to our offerings necessitated by existing or future AI laws or regulations. For example, the EU’s Artificial Intelligence Act (“AI Act”) introduced a regulatory landscape and prohibits certain AI applications and systems and imposes disclosure, transparency, training, and other requirements, including on the use of certain applications or systems. The AI Act or other AI-related laws and regulations could require us to alter or restrict our use of AI in our offerings and comply with monitoring and reporting requirements. We may need to devote substantial time and resources to evaluate our obligations under the AI Act and related laws and regulations to develop and execute planned measures designed to comply. Several other jurisdictions, including multiple states in the United States, have proposed and/or enacted laws aimed at regulating the deployment or provision of AI systems and services or otherwise addressing aspects of the development or use of AI. In addition, the significant increase in the use of AI has led to heightened scrutiny by government agencies, including the SEC's focus on AI-washing as a key enforcement priority and recent SEC and FTC enforcement actions against companies for their misleading claims about the use of AI in their offerings.

We also face competitive risk with respect to AI. Our competitors may incorporate AI into their products more quickly or more effectively than we do, which could negatively impact our competitive position and our ability to retain and attract customers. If we are unable to keep pace with rapid developments in AI technologies or successfully integrate new AI capabilities into our offerings, our business and results of operations could be adversely affected.

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

Risks Related to Our Cyber Security, Data Privacy and Intellectual Property

If we or our third-party service providers experience, or are unable to protect against, cyber attacks, ransomware, security incidents, or security breaches, or if unauthorized parties otherwise obtain access to our customers’ data, our data, the data of our vendors and subcontractors, or our platform, then our platform may be perceived as not being secure, our platform and operations may be disrupted, we may become unable to meet our service level commitments, our reputation may be harmed, demand for our platform and products may be reduced, and we may incur significant liabilities or additional expenses which may not be covered by existing cyber insurance.

We collect, receive, store, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, share, and otherwise process personal information, export-controlled information, confidential information and other information, including proprietary and sensitive information, in order to provide our service, to operate our business, for legal and marketing purposes, and for other business-related purposes. We rely significantly on third-party service providers and sub-processors to support our operations and to help us deliver services to our customers. These third parties may store or otherwise process personal information and other information on our behalf, and may use AI in doing so.

Security breaches or incidents, cyber attacks or unauthorized access to our systems, platform, or products, or the systems of our third-party service providers, could lead to interruptions and other disruptions to our platform and other aspects of our operations, damage or unauthorized access to, or the loss, destruction, unavailability, or unauthorized alteration, disclosure, or other processing of, our or our customers’ data, and claims, demands, disputes, and litigation made or initiated by governmental authorities and private parties, investigations and other proceedings initiated by governmental authorities indemnity obligations, fines, penalties, and other liabilities. We have previously been and may in the future become the target of cyber attacks by third parties, including by third parties that may seek unauthorized access to our or our customers’ data or to disrupt our ability to provide our services. In addition, many of our employees work remotely, which may pose additional data security risks.

While we have taken steps to protect the confidential and personal information that we have access to, our security measures or those of our third-party service providers that store or otherwise process certain data on our behalf, including certain of our and our customers’ data, could be breached or otherwise compromised or we or such service providers could suffer damage or unauthorized access to, or loss, destruction, unavailability, or unauthorized alteration, disclosure, or other processing of, our data or third-party data we or our service providers maintain or otherwise process, including customer data. Our ability to monitor our third-party service providers’ data security is limited. Cyber attacks, ransomware and other malware, viruses and other malicious code, employee and contractor mistakes, errors, or malfeasance, social engineering (including spear phishing attacks and certain attacks seeking to deploy malware on systems), supply chain attacks, and general hacking have become more prevalent in our industry, particularly against cloud services. If our security measures are or are believed to have been breached or otherwise compromised, or if we or any of our third-party service providers suffers or are believed to have suffered a security breach or incident, or if any data we or such service providers maintain or otherwise process is, or is believed to have been, damaged, accessed without authorization, or subject to loss, destruction, unavailability, or unauthorized alteration, disclosure, or other processing, whether as a result of third-party action, employee or contractor error, malfeasance, or otherwise, our reputation could be damaged, our business may suffer, and we could incur significant liability.

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

Many different security vulnerabilities exist and exploits of such vulnerabilities continue to evolve, and we may be unable to anticipate cyber attacks and other means of attempting or effectuating security breaches or incidents, identify or detect any breach or incident, react in a timely manner, or implement adequate preventative measures. Among other things, our applications, systems, networks, software, or physical facilities could be breached or otherwise compromised, or the personal, confidential, or export-controlled information that we store or otherwise process could be subject to unauthorized acquisition or other processing or otherwise compromised, due to employee error or malfeasance, if, for example, third parties fraudulently induce our employees or our members to disclose information or user names and/or passwords, or otherwise compromise the security of our networks, systems and/or physical facilities. Additionally, employees or service providers have in the past and may in the future inadvertently misconfigure resources or systems, or misdirect certain communications, in manners that lead to security incidents.

Third parties may also conduct attacks designed to deny customers access to our services or otherwise disrupt our platform or other aspects of our offerings and operations. Third parties, including nation-state actors or their agents, may also conduct attacks designed to gain control over our systems, data and satellites. These and other cybersecurity risks we face may be heightened by conflicts, wars and other geopolitical events. Further, these risks are heightened by the geopolitical relevance of our data, which may expose globally the sensitive operations of individuals, companies, rogue groups, terrorist organizations, governments, or affiliated actors. This is especially true with respect to countries known or suspected to have actively carried out offensive operations.

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

The costs to respond to and otherwise address a security breach or incident and/or mitigate any security vulnerabilities that may be identified could be significant, our efforts to address these matters may not be successful, and these matters could result in interruptions, delays, disruptions, and cessation of systems and our services, negative publicity, harm to our reputation, and other harm to our business and our competitive position. For example, the SEC has adopted rules for mandatory disclosures of cybersecurity incidents suffered by public companies and disclosures to other government agencies may be required, depending upon the circumstances. We could be required to fundamentally change our business activities and practices in response to a security breach or incident or related regulatory actions or claims, demands, or litigation (or in anticipation of a potential claim of breach or violation of laws, regulations, or other actual or asserted obligations, or of regulatory action or litigation), any of which could have an adverse effect on our business. Further, any security breach or other security incident, or the perception that one has occurred, could result in a loss of customer confidence in the security of our platform, the reliability of our imagery, and damage to our brand, reduce demand for our offerings, disrupt our platform and other aspects of our business operations, cause us to fail to meet our service level commitments, require us to spend material resources in efforts to investigate or correct the breach or incident and in efforts to prevent future security breaches and incidents, expose us to legal proceedings and liabilities, including litigation, regulatory enforcement, and indemnity obligations, result in our customers terminating contracts with us, and adversely affect our business, financial condition, and results of operations.

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

Companies in the technology and aerospace industries own large numbers of patents, copyrights, trademarks, domain names, and trade secrets and frequently enter into litigation based on allegations of infringement, misappropriation, or other violations of intellectual property rights. As we face increasing competition and grow our business, including through the continued development of our satellite services contracts, Earth observation platform, geospatial analytics capabilities, and AI-enabled data solutions, the possibility of intellectual property rights claims against us will likely grow. Third parties have asserted and may in the future assert claims of infringement or other violations of intellectual property rights against us. We may be unaware of the intellectual property rights of others that may cover some or all of our technology, products, and services. As we expand our platform and product offerings and grow geographically, more potential overlaps may occur and we may face additional infringement claims both in the United States and abroad.

In addition, we may be subject to claims that we have wrongfully hired an employee from a competitor, or that our employees, consultants, independent contractors, or advisors have wrongfully used or disclosed confidential information of third parties or that our employees have wrongfully used or disclosed alleged trade secrets of their former employers. Furthermore, to the extent we engage in acquisitions or strategic partnerships, we may be subject to claims that intellectual property developed by acquired businesses or partners infringes the rights of others.

While we have been building our intellectual property portfolio, our competitors and others may now and in the future have significantly larger and more mature patent portfolios than we have. Litigation has involved, and will likely continue to involve, patent-holding companies or other adverse patent owners who have no relevant product revenue and against whom our own patents may therefore provide little or no deterrence or protection. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, distract our management from our business, distract our technical teams from new development, and require us to cease use of certain intellectual property or technology. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. The costs of supporting such litigation are considerable, and there can be no assurances that a favorable outcome will be obtained. We may be required to settle such litigation on terms that are unfavorable to us, or if any litigation fails to settle and proceeds to trial or final judgment, we may be subject to an unfavorable judgment that may not be reversible upon appeal. The terms of such a settlement or judgment may require us to cease some or all of our operations, redesign or discontinue certain products or services, or pay substantial damages, royalties, or other fees. With respect to any intellectual property rights claim, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which license may not be available on reasonable terms or at all, and may significantly increase our operating expenses. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense. Our business and results of operations could be materially and adversely affected as a result of the occurrence of any of the foregoing.

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

Any failure or perceived failure by us to comply with laws, regulations, our privacy policies, contractual or other actual or asserted obligations, including industry standards or codes of conduct, relating to privacy, data protection, cybersecurity, or the protection, storage, use, retention, capture, or other processing of data, including personal information or other data relating to individuals, may result in claims, demands, and litigation by private parties, governmental inquiries, enforcement actions, and other proceedings, fines, penalties, or other liabilities, public statements against us by consumer advocacy groups or others, a loss of trust in us by our customers, reduction in demand for our offerings, and other harm to our reputation and market position, any of which could have a material and adverse effect on our reputation, business, financial condition, and results of operations.

Our policies regarding customer confidential information and support for individual privacy and civil liberties could cause us to experience adverse business and reputational consequences.

We strive to protect our customers’ confidential information and individuals’ privacy consistent with applicable laws, directives, and regulations. Consequently, we endeavor to not provide information about our customers to third parties without legal process. From time to time, government entities may seek our assistance with obtaining information about our customers or could request that we modify our offerings in a manner to permit access or monitoring. In light of our confidentiality and privacy commitments, we may legally challenge law enforcement or other government requests to provide information, to obtain encryption keys, or to modify or weaken encryption. To the extent that we do not provide assistance to or comply with requests from government entities, or if we challenge those requests publicly or in court, we may experience adverse political, business, and reputational consequences among certain customers, regulators, or portions of the public. Conversely, to the extent that we do provide such assistance, or do not challenge those requests publicly in court, we may experience adverse political, business, and reputational consequences from other customers, regulators, or portions of the public arising from concerns over privacy or the government’s activities.

Risks Related to Financial, Accounting, and Tax Matters

Our business is capital intensive and we may not be able to raise adequate capital to finance our business strategies, or we may be able to do so only on terms that significantly restrict our ability to operate and grow our business.

We have experienced net losses and negative cash flows used in operations. We believe our cash and cash equivalents on hand, together with cash we expect to generate from future operations, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this report. However, the implementation of our business strategy requires a substantial outlay of capital. As we pursue our business strategies and seek to respond to developments in our business and opportunities and trends in our industry, our actual capital expenditures may differ from our expected capital expenditures. No assurances can be given that our available funds and cash flow from operations will be sufficient to meet our cash needs for the future, or that we will not require additional equity or debt financing. In addition, if one of our satellite launches fails or if our satellites need to be replaced, there is no assurance of insurance recovery or the timing thereof and we may be required to pay substantial amounts, which would adversely affect our cash and cash equivalents position and results of operations. If we determine we need to obtain additional funds through external financing and are unable to do so, we may be prevented from fully implementing our business strategy.

The availability and cost to us of external financing depend on a number of factors, including our financial performance and general market conditions, including any impact of national or global health concerns, inflation or high interest rates, bank and financial institution stability or other global events that may have an effect on general market conditions or the capital markets specifically. Declines in our expected future revenues under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit and access to the capital markets. Other factors that could impact the availability and cost to us of external financing include the amount of debt in our current or future capital structure, activities associated with strategic initiatives, the health of our satellites, the success or failure of our planned launches, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by potential lenders and may result in less access to the capital markets. Long-term disruptions in the capital or credit markets as a result of uncertainty or recession, changing or increased regulation or failures of significant financial institutions could adversely affect our access to capital. A deterioration in our financial performance or general market conditions could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available and, in either case, could result in our deferring or reducing capital expenditures including on new or replacement satellites. In addition, sustained or increased economic weaknesses or pressures or new economic conditions may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions and/or the development, design, acquisition and construction of new satellites. We cannot predict with any certainty whether or not we will be impacted by economic conditions. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our Class A common stock and our stockholders may experience dilution. For example, if we elect to deliver shares of our Class A common stock to settle conversions of our outstanding 2030 Notes (as defined below) (other than paying cash in lieu of delivering any fractional share), it may have a dilutive effect on our stockholders’ equity holdings.

We could be subject to changes in tax rates or the adoption of new tax legislation, whether in or out of the United States, or could otherwise have exposure to additional tax liabilities, which could harm our business.

As a multinational business, we are subject to income and other taxes in both the United States and various foreign jurisdictions. Changes to tax laws or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate and reduce our cash flow from operating activities, and otherwise have a material and adverse effect on our financial condition and results of operations. In addition, other factors or events, including business combinations and investment transactions, changes in stock-based compensation, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our effective tax rate. Our tax filings are subject to review or audit by the U.S. Internal Revenue Service (the “IRS”) and state, local and foreign taxing authorities. We may also be liable for taxes in connection with businesses we acquire. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could harm our business.

Our results of operations may be harmed if we are required to collect sales and use, gross receipts, value added, or similar taxes for our products in jurisdictions where we have not historically done so.

Sales and use, value added, goods and services, and similar tax laws and rates vary greatly by jurisdiction. Our customers can be located in one jurisdiction, utilize our products through our network equipment in a different jurisdiction, and pay us from an account located in a third jurisdiction. This divergence, along with the jurisdiction-by-jurisdiction variance in tax laws, causes significant uncertainty in the tax treatment of our business. There is further uncertainty as to what constitutes sufficient physical presence or nexus for a national, state, or local jurisdiction to levy taxes, fees, and surcharges for sales made over the Internet, and there is also uncertainty as to whether our characterization of our network and products as not taxable in certain jurisdictions will be accepted by national, state, and local taxing authorities. In determining our tax filing obligations, management has made judgments regarding whether our activities in a jurisdiction rise to the level of taxability. These judgments may prove inaccurate, and one or more states or countries may seek to impose additional sales, use, or other tax collection obligations on us, including for past sales by us. It is possible that we could face sales and other tax audits and that our liability for these taxes could exceed our estimates as state and other tax authorities could still assert that we are obligated to collect additional amounts as taxes from our customers and remit those taxes to those authorities. A successful assertion by a state, country, or other jurisdiction that we should have been or should be collecting additional sales, use, or other taxes on our network and products could, among other things, result in substantial tax liabilities for past sales, create significant administrative burdens for us, discourage customers from purchasing our network and products, or otherwise harm our business, results of operations, and financial condition.

We may not be able to utilize a significant portion of our net operating losses, which could adversely affect our potential profitability.

As of January 31, 2026, our U.S. federal net operating loss carryforwards totaled $967.3 million, of which $259.2 million will expire at various dates through 2038 and $708.1 million will not expire. Additionally, as of January 31, 2026, we have state and foreign net operating loss carryforwards of $603.6 million and $2.1 million, respectively. Although U.S. federal net operating losses arising in tax years beginning after December 31, 2017 can be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is limited to 80% of current year taxable income.

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

Certain of the metrics that we disclose are calculated using internal company data that has not been independently verified or data from third-party attribution partners. While these metrics and figures are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring these metrics and figures across our worldwide client base and user base. We regularly review and may adjust our processes for calculating our metrics and other figures to improve their accuracy, but these efforts may not prove successful and we may discover material inaccuracies. In addition, our methodology for calculating these metrics may be updated from time to time and may differ from the methodology used by other companies to calculate similar metrics and figures. We may also discover unexpected errors in the data that we are using that resulted from technical or other errors. If we determine that any of our metrics or figures are not accurate, we may be required to revise or cease reporting such metrics or figures. Any real or perceived inaccuracies in our metrics and other figures could harm our reputation and adversely affect our business, financial position and results of operations.

If our judgments or estimates relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could fall below expectations of securities analysts and investors, resulting in a decline in our stock price.

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make judgments, estimates, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in our public filings, the results of which form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the trading price of our Class A common stock. Significant judgments, estimates, and assumptions used in preparing our consolidated financial statements include, or may in the future include, those related to revenue recognition and long-lived assets.

Due to the size and nature of some of our contracts, especially our large-scale satellite services contracts, the estimation of total revenues, timing of revenue recognition, and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract or program because costs also include expected increases in wages and employee benefits, material prices and allocated fixed costs. Because of the significance of the judgments and estimation processes described above, materially different revenues and profit amounts could be recorded if we used different assumptions, revised our estimates, or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance.

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

Risks Related to Legal and Regulatory Matters

We operate in a highly regulated industry and government regulations may adversely affect our ability to sell our offerings, may increase the expense of such offerings or otherwise limit our ability to operate or grow our business.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including employment and labor, licensing, export, import, sanctions, anti-bribery/anti-corruption, tax, privacy and data security, health and safety, communications, and environmental matters. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably estimate the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. In particular, our industry is highly regulated due to the sensitive nature of satellite technology. The laws and regulations, and interpretations thereof, governing our business and operations, including the collection and distribution of satellite imagery and associated analytics and services, are likely to change in the future. Additionally, there are certain environmental risks involved in the operation of our ground stations, manufacturing of our satellites and potential for orbital debris. To the extent that governments impose restrictions or additional regulations, or new interpretations or applications of existing laws, to address regulation of satellite technology, sale of satellite hardware and managed operations services, distribution of satellite imagery or services, or any environmental concerns regarding our business activities, we may be required to alter our business operations to comply with such changes. Our ability to sell our offerings on a global basis may also be reduced or restricted due to increased U.S., E.U. or other government regulations or other government actions or unpredictable application of existing laws and regulations to novel offerings. This risk is heightened by the geopolitical relevance of our data, which can shed light on sensitive operations around the globe, as well as the sensitive nature of our customer base, which include various government agencies. Moreover, we may face lawsuits or incur liability as a result of the imagery and/or analytics/insights we make available through our offerings. In any of these cases, our business and operating results may be materially and adversely affected.

Failure to obtain or maintain regulatory approvals and/or adhere to regulatory requirements could result in service interruptions, regulatory scrutiny, civil or criminal penalties or forfeitures, private lawsuits, delayed revenue recognition on our satellite services contracts, or the denial, suspension or revocation of licenses, certificates, authorizations or permits, any of which could prevent us from operating our business or could impede our business plan. Moreover, our satellite services business may present novel legal and regulatory questions that lead to unexpected regulatory outcomes that could negatively impact our current or future contracts, business, and operating results. The following list summarizes certain material regulatory approvals we need to maintain and the various regulatory requirements our satellite operations must adhere to, as well as certain impacts these regulatory approvals and requirements can have on our business and operations. Regulatory frameworks and our products evolve over time and thus additional material regulatory approvals could develop in the future.

NOAA Approvals. Our business requires licenses from the Commercial Remote Sensing Regulatory Affairs office of the National Oceanic and Atmospheric Administration’s (“NOAA”) Office of Space Commerce, and we currently hold various active licenses issued by NOAA for the operation of our equipment. License approval can include an interagency review of national security, foreign policy, and international obligations implications, including consultations with the U.S. Department of Defense and U.S. Department of State. There can be no assurance that NOAA will renew the licenses we hold, accept necessary modifications to the licenses we currently hold, grant new licenses, or agree that certain aspects of our business do not require licensing. Moreover, the rules and regulations of NOAA, and their interpretation and application, may change, and NOAA may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated. Under our NOAA licenses and NOAA rules and requirements, the U.S. government has the right to interrupt service or limit our ability to distribute satellite images when foreign policy or U.S. national security interests are affected. This fact may weaken our competitive position in the global marketplace for satellite managed operations services. Additionally, we must obtain NOAA approval for changes to material facts in our NOAA licenses. If NOAA revokes, modifies, or fails to renew the licenses we hold, or fails to grant a new license or modification in a timely manner, or if we fail to satisfy any of the conditions of our respective licenses, we may not be able to continue to provide our offerings; should we not obtain necessary licenses or approvals in a timely manner, including as a result of reductions in the NOAA workforce, our offerings may not be competitive.

Canadian Remote Sensing Approvals. As a foreign operator of remote sensing system ground stations in Canada, we are required to obtain the relevant licenses from Global Affairs Canada (“GAC”). Should we not obtain necessary licenses, approvals, or necessary license modifications in a timely manner or fail to maintain existing licenses or approvals, our offerings may be impacted. Distribution of SPOT imagery within Canada is subject to oversight by GAC. If any such imagery covers a restricted Area of Interest, it can only be provided to a “Five Eyes Government”, unless prior approval is obtained from GAC. GAC is under no obligation to grant such approvals and has sole discretion to alter the list of restricted Areas of Interest.

Export Approvals. Planet’s satellite and ground station hardware, software, and related technology is controlled for export. Any export of hardware or software, and the provision of services and related technology, including outside of the United States or to non-U.S. persons (wherever located), may be subject to U.S. export control laws and regulations including the U.S. International Traffic in Arms Regulations (“ITAR”) and the U.S. Export Administration Regulations (“EAR”), and the export control regulations of other jurisdictions from which we operate and export commodities, software, or technologies.

FCC Approvals. Our operation of satellites and U.S. ground terminals requires licenses from the Federal Communications Commission (the “FCC”), and we currently hold various active licenses issued by the FCC for the operation of these facilities. The FCC regulates the launch and operation of our satellites, the radiofrequency spectrum and orbits used by our satellites, the end of life and disposal of our satellites, and the licensing of our ground terminals located within the United States. We are also subject to the FCC’s rules and regulations and the terms of our licenses, which require us to comply with various operating conditions and requirements. As conditions and requirements to our licenses, we are required to share spectrum with other users and to coordinate our spectrum use with other satellite operators, including certain agencies of the U.S. federal government, to avoid interference to or from other satellite systems. The results of coordination may adversely affect our use of our satellites using certain frequencies, as well as the type of applications or services that we can accommodate. Further, our radio frequency operations may be subject to harmful interference from new or modified spectrum uses. If we obtain a required authorization but we do not meet milestones regarding the construction, launch and operation of a satellite by deadlines that may be established in the authorization, we may lose our authorization to operate a given satellite. We believe our current operations adhere to FCC requirements. However, the FCC licenses we currently hold are subject to potential revocation, modification, or nonrenewal by the FCC. While the FCC generally renews licenses routinely, there can be no assurance that our licenses will be renewed at their expiration dates on favorable terms or without adverse conditions. Failure to renew these licenses could have a material and adverse effect on our ability to generate revenue and conduct our business as currently expected. Moreover, should we not obtain necessary licenses, approvals, or license modifications for new operations in a timely manner, we may not be able to expand our operations, products, and services. In addition, if we do not obtain required authorizations in the future, we may not be able to operate our existing facilities. We are subject to FCC regulatory fees associated with our authorizations which can fluctuate significantly from year to year. Such fee fluctuations or further increases could impact our financial flexibility and/or adversely affect our operations and ability to conduct business. Finally, the rules and regulations of the FCC, and their interpretation and application, may change, and such authorities may adopt regulations that impact our ability to collect imagery or otherwise limit or restrict our operations as presently conducted or currently contemplated, and these changes in rules or regulatory policy may significantly affect our business.

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

Additional Regulatory Issues. Our launch and operation of planned satellites and ground stations may require additional export approvals and regulatory authorizations from the FCC, NOAA, and/or other U.S. and non-U.S. licensing authorities. Obtaining launch windows for planned satellites and ground stations, preparing for launch, and working with the requisite equipment in foreign jurisdictions may require additional coordination between us, our launch services providers, and/or various U.S. and foreign regulators. Failure to obtain these approvals may result in delays related to launches of satellites or servicing of launched satellites, which in turn may materially affect our business.

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

We are subject to the U.S. Foreign Corrupt Practices Act, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption and anti-bribery laws, anti-money laundering laws and similar laws in the countries in which we conduct activities. Anti-corruption and anti-bribery laws are interpreted broadly to generally prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we increase our international sales and business, we will continue to engage with business partners and third-party intermediaries to conduct our business, including marketing our products and obtaining necessary permits, licenses, and other regulatory approvals. In addition, we or our employees, representatives, contractors, partners, agents and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, partners, agents and third-party intermediaries, even if we do not explicitly authorize such activities. These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions.

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

Our business is subject to international trade laws and regulations, including, without limitation, the Export Administration Regulations (“EAR”) maintained by the U.S. Department of Commerce, Bureau of Industry and Security (“BIS”); the International Traffic in Arms Regulations (“ITAR”) maintained by the U.S. Department of State, Directorate of Defense Trade Controls (“DDTC”); and trade and economic sanctions maintained by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) and similar laws of the European Union and other jurisdictions in which we operate.

International trade laws and regulations continuously evolve to address technological developments and changes in geopolitical conditions. Increasing global trade tensions could result in new export and import regulations, tariffs or other governmental restrictions that could inhibit our ability to conduct cross-border operations and to transact with foreign suppliers, customers, or other business partners. Monitoring and responding to these developments requires significant resources and could impair our operations. If it was determined that we did not comply with such international trade laws and regulations or other similar laws, including export laws, we could be subject to both civil and criminal penalties, including substantial fines, possible incarceration for employees and managers for willful violations, the possible loss of our export or import privileges, seizure and forfeiture of assets involved in such noncompliance and debarment from U.S. government contracting.

Moreover, changes to international trade laws and regulations may restrict our ability to conduct certain export activity or may impose export licensing requirements that could delay or increase costs associated with export activity. Obtaining any necessary export license for a particular export, including to Planet entities in other jurisdictions, to foreign national employees of Planet, to ground station sites, to vendors, to support launch-related activities, or to cover satellite services or other sale or offering may not be possible, may be time-consuming and may result in the delay or loss of sales opportunities. If we are unable to maintain our existing authorizations, make necessary modifications to our existing authorizations, or obtain future export licenses in accordance with the export control laws and regulations, we may be unable to export hardware, software, or technology, or to provide services and related technology to our customers, suppliers, employees or other business partners, which could impair our business operations and ability to compete in international markets.

Furthermore, export control laws and economic sanctions programs in many cases prohibit engagements with sanctioned countries and persons, as well as supporting prohibited end-users and end-uses. Even though we take precautions to ensure that we and our partners comply with all applicable international trade laws and regulations, we have from time to time submitted voluntary self-disclosures to BIS, as is encouraged by the regulator, to address potential violations of the EAR and identify remedial measures taken to improve the compliance program, including one disclosure concerning, among other things, inadvertent access being provided to certain of our EAR-controlled technology/software prior to obtaining proper export licenses for such access. BIS closed out this disclosure with a warning letter and no imposition of monetary fines or penalties. We have policies and procedures in place relating to export control and sanctions compliance, but we cannot assure you that such policies and procedures will prevent future violations, and any failure by us or our partners to comply with such laws and regulations could have negative consequences for us, including reputational harm, government investigations and penalties and adversely affect our business.

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
•
any disruptions or delays in the launch and deployment of our satellites or our customers’ satellites;
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
•
general economic and political conditions, such as the effects of national and global health concerns, recessions, interest rates, inflation, local and national elections, the effects of bank or financial institution failures, fuel prices, tariffs, international currency fluctuations and corruption; and
•
acts of terrorism, war or political instability, both domestically and internationally, changes in laws and regulations, or the imposition of economic or trade sanctions affecting international commercial transactions.

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

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. William Marshall and Robert Schingler, Jr. (the “Planet Founders”) hold all of the issued and outstanding shares of our Class B common stock. Accordingly, the Planet Founders hold over approximately 62% of the voting power of our capital stock and are able to control matters submitted to our stockholders for approval, including the election of directors, many amendments of our organizational documents and many transactions involving a merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. The Planet Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Planet, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Planet, and might ultimately affect the market price of shares of our Class A common stock.

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

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption; provided that certain other conditions are met. The warrants have become redeemable by us and we may exercise the redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force holders to (i) exercise the warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) sell the warrants at the then-current market price when the holder might otherwise wish to hold onto such warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the warrants.

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

As a public benefit corporation, we are required, under Section 366 of the Delaware General Corporation Law (“DGCL”) and pursuant to our Bylaws, to disclose to stockholders a report at least biennially on our overall performance in promoting the public benefit or benefits identified in our Charter and the best interests of those materially affected by our conduct and on our assessment of our success in achieving our specific public benefit purpose and in promoting those interests. If we are not timely or are unable to provide this report, or if the report is not viewed favorably by parties doing business with us or regulators or others reviewing our credentials, our reputation as a public benefit corporation may be harmed.

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

As a Delaware public benefit corporation, we may be subject to increased derivative litigation concerning our board’s obligation to balance our stockholders' pecuniary interests, the best interests of those materially affected by our conduct and our public benefit interest, the occurrence of which may have an adverse impact on our financial condition and results of operations.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the applicable requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the rules and regulations of the SEC and the listing standards of the New York Stock Exchange. For example, the Exchange Act requires that we file annual, quarterly and current reports with respect to our business, results of operations and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls over financial reporting. Compliance with these rules and regulations has increased, and will continue to increase, our legal and financial compliance costs and demands on our systems. In addition, as a public company, we may be subject to stockholder activism, which can lead to substantial additional costs, distract management and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in filings required of a public company, our business and financial condition is visible, which may result in threatened or actual litigation, including by competitors. Furthermore, if any issues in complying with those requirements are identified, we may incur additional costs rectifying those or new issues, and the existence of these issues could adversely affect our reputation or investor perceptions of it.

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

Compliance with the Sarbanes-Oxley Act requires that we incur substantial expenses and expend significant management efforts, including a potential need to hire additional accounting and financial personnel or outside experts to implement internal controls on accounting and financial reporting. Any disruptions or difficulties in implementing or using these systems could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management attention. In addition, we may discover weaknesses in our systems of internal financial and accounting controls and procedures that could result in a material misstatement of our consolidated financial statements.

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

If the 2030 Notes are converted by holders, we are required under the Indenture governing our 2030 Notes to pay or deliver, as the case may be, either cash, shares of Class A common stock, or a combination of cash and shares of Class A common stock, at our election. If we elect to deliver any shares of Class A common stock upon conversion of the 2030 Notes with respect to our conversion obligation, it would dilute the ownership interests of existing stockholders. Any sales in the public market of the Class A common stock issuable upon such conversion could adversely affect prevailing market prices of our Class A common stock. In addition, certain holders of the 2030 Notes may engage in short selling to hedge their position in the 2030 Notes. Anticipated future issuances of shares of our Class A common stock upon conversion of the 2030 Notes could depress the price of our Class A common stock.

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

On September 12, 2025, we issued $460.0 million in aggregate principal amount of our 0.50% Convertible Senior Notes due 2030, which mature on October 15, 2030 (the “2030 Notes”). Prior to July 15, 2030, the 2030 Notes are convertible at the option of the holders only under certain conditions or upon the occurrence of certain events. As of January 31, 2026, the conditions allowing holders of the 2030 Notes to convert were not met. After July 15, 2030, holders may convert all or any portion of their 2030 Notes at their option at any time. If one or more holders elect to convert their 2030 Notes when eligible, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2030 Notes being converted.

Additionally, holders of the 2030 Notes have the right to require us to repurchase the 2030 Notes upon the occurrence of a fundamental change (as defined in the Indenture governing our 2030 Notes) prior to the maturity date at a repurchase price equal to 100% of the principal amount of such 2030 Notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date for such 2030 Notes. If the 2030 Notes have not previously been converted or repurchased, we will be required to repay the 2030 Notes in cash at maturity.

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

Provisions in the Indenture governing our 2030 Notes may deter or prevent a business combination that may be favorable to you.

The Indenture governing our 2030 Notes may prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the 2030 Notes. This and other provisions in the Indenture governing our 2030 Notes could deter or prevent a third party from acquiring us even when the acquisition may be favorable to you.

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

Governance

Governance and oversight related to our cybersecurity risk management policies and processes are conducted at both our board and management levels.

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

Holders

On March 17, 2026, the numbers of record holders of the Company’s Class A common stock, Class B common stock and warrants were 379, 2 and 2, respectively. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

The graph below illustrates the total return from December 7, 2021, which was the first day our Class A common stock began trading after the closing of Business Combination, through January 31, 2026, for (i) our Class A common stock, (ii) the Nasdaq Composite Index (“Nasdaq Composite”), and (iii) the Nasdaq Computer Index (“Nasdaq Computer”). The graph assumes that $100 was invested on December 7, 2021 in each of our Class A common stock, the Nasdaq Composite, and the Nasdaq Computer, and that any dividends were reinvested. The comparisons reflected in the graph are not intended to forecast the future performance of our stock and may not be indicative of our future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN
Among Planet Labs PBC, the NASDAQ Composite Index
and the NASDAQ Computer Index
$250
$200
$150
$100
$50
$0
12/7/21
1/22
1/23
1/24
1/25
1/26
Planet Labs PBC
NASDAQ Composite
NASDAQ Computer

	12/7/21	1/31/22	1/31/23	1/31/24	1/31/25	1/31/26
Planet Labs PBC Class A common stock	$100.00	$56.43	$45.79	$20.91	$56.43	$230.99
NASDAQ Composite	$100.00	$91.72	$75.25	$99.33	$129.49	$155.79
NASDAQ Computer	$100.00	$93.59	$73.74	$110.07	$144.40	$187.28

Recent Sales of Unregistered Securities and Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

This MD&A generally discusses fiscal year ended January 31, 2026 and fiscal year ended January 31, 2025 items and year-to-year comparisons between fiscal year ended January 31, 2026 and fiscal year ended January 31, 2025. Discussions of fiscal year ended January 31, 2024 items and year-to-year comparisons between the fiscal year ended January 31, 2025 and the fiscal year ended January 31, 2024 that are not included in this Form 10-K can be found in “Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations” of the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2025, filed with the SEC on March 26, 2025.

Business and Overview

Our mission is to use space to help life on Earth, by imaging the world every day and making global change visible, accessible, and actionable. Our products include imagery, insights, and machine learning that empower companies, governments, and communities around the world to make timely decisions about our evolving world. In addition, our satellite services arrangements provide a broad spectrum of advanced offerings to large scale government and enterprise customers, including designing and manufacturing customer-owned satellites. We also provide critical related services in these satellite services arrangements such as reliable mission systems engineering, launch procurement, ground station infrastructure, satellite operations, and maintenance. Separately, we provide dedicated image tasking capacity on Company owned or customer owned satellites.

As a public benefit corporation, our purpose is to accelerate humanity toward a more sustainable, secure, and prosperous world, by illuminating the most important forms of environmental and social change.

We deliver a differentiated data set: a new image of the entire Earth’s landmass, constantly refreshed. To collect this powerful data set, we design, build and operate over one hundred satellites. Our daily stream of proprietary data and machine learning analytics, delivered through our cloud-native platform, helps companies, governments and civil society use satellite imagery to discover insights as change happens.

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

Our Business Model

We primarily generate revenue through selling licenses to our data and analytics to customers over a cloud-based platform via fixed price subscription and usage-based contracts. Data licensing subscriptions and minimum commitment usage-based contracts provide a large recurring revenue base for our business with a low incremental cost to serve each additional customer. Payment terms of our customer agreements are most commonly in advance on an either quarterly or annual basis, although a small number of large contracts have required payment terms that are monthly or quarterly in arrears. Additionally, we also generate revenue through satellite services agreements in which we build and operate satellites owned by the customer. Satellite services arrangements address a broad spectrum of needs for our customers, including mission systems engineering, spacecraft design and manufacturing, launch procurement, ground station operations, satellite operations, and maintenance. We also generate a small amount of revenue from sales of third-party imagery, professional services, and customer support. Separately, we also provide dedicated image tasking capacity on Company owned or customer owned satellites.

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

Scaling in Existing Verticals

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

Expansion into New Verticals and Applications

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

Continued Investment in Data Products and Solutions

We plan to scale and expand our existing products and solutions, by building on our machine learning and computer vision capabilities with remote sensing techniques to fuse multiple data sources. These products allow our customers to consume simple, actionable time-series data within their existing workflows. We intend to create many of these key data sets internally, as well as in collaboration with our partners who have deep vertical expertise.

Establish Platform Ecosystem

We plan to further develop our ecosystem of users and partners to build solutions leveraging our data and platform and to build software tools and APIs that make it even easier to do so. By developing a robust applications ecosystem, we believe we can create a network effect, potentially accelerating our growth and deepening our market penetration.

New Sensors & Data Sets

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

Factors Affecting Our Results of Operations

We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Form 10-K titled “Risk Factors.”

Recent Developments

Commercial Satellite Services Agreements

In December 2025, Planet entered into a multi-year low 9-figure commercial agreement with the Swedish Armed Forces ("SwAF"). Pursuant to the agreement, Planet will build and operate a constellation of Pelican high resolution satellites that will be owned by SwAF. In connection with the agreement, Planet is provided with licensing rights for certain imagery generated from the Pelicans that it will utilize to serve its customers around the world. The agreement also includes access to imagery data as well as AI-enabled solutions for enhanced situational and awareness capabilities.

Continuing to Acquire New Customers

Attracting new customers is an important factor affecting our future growth and operating performance. We believe our ability to attract customers will be driven by our agile aerospace capabilities, which allow for the rapid development and deployment of satellite hardware to ensure a consistent data supply that differentiates our offerings from traditional aerospace models. By leveraging these unique hardware advantages alongside recent advances in artificial intelligence, we are able to make our extensive data sets more accessible and actionable for customers. Our integration of AI-driven automated detection and feature extraction transforms imagery into "analytic-ready" insights, effectively lowering the barrier to entry for our customers. We have also made our data available for purchase directly through our Planet Insights Platform, which facilitates rapid user adoption by empowering users to self-service our solutions without formal sales interaction. We believe this serves as a natural entry point for some of our smaller accounts, enabling them to realize the value of Planet's offerings and leading to broader awareness of our solutions throughout their organizations.

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

ACV and EoP ACV Book of Business

In connection with the calculation of several of the key operational and business metrics we utilize, we calculate Annual Contract Value (“ACV”) for contracts of one year or greater as the total amount of value that a customer has contracted to pay for the most recent 12 month period for the contract. ACV includes imagery licensing arrangements, data solutions, and dedicated image tasking capacity but excludes customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users, as well as the value of any satellite services contracts. For short-term contracts (contracts less than 12 months), ACV is equal to total contract value.

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

Net Dollar Retention Rate

	Year Ended January 31,
	2026	2025
Net Dollar Retention Rate	116%	106%

We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate increased to 116% for the fiscal year ended January 31, 2026 as compared to 106% for the fiscal year ended January 31, 2025, primarily due to large defense and intelligence contract expansions.

Net Dollar Retention Rate including Winbacks

	Year Ended January 31,
	2026	2025
Net Dollar Retention Rate including Winbacks	118%	108%

We assess two metrics for net dollar retention—Net Dollar Retention Rate, as described above, and Net Dollar Retention Rate including winbacks. A winback is a previously existing customer that was inactive at the start of the measurement period but has reactivated during the measurement period. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention Rate set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks increased to 118% for the fiscal year ended January 31, 2026 as compared to 108% for the fiscal year ended January 31, 2025, primarily due to large defense and intelligence contract expansions.

EoP Customer Count

	As of January 31,
	2026	2025
EoP Customer Count	897	976

We define EoP Customer Count as the total count of all existing customers at the end of the period excluding customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users. For EoP Customer Count, we define existing customers as customers with an active contract with us at the end of the reported period. For the purpose of this metric, we define a customer as a distinct entity that uses our data or services. We sell directly to customers, as well as indirectly through our partner network. If a partner does not provide the end customer’s name, then the partner is reported as the customer. Each customer, regardless of the number of active opportunities with us, is counted only once. For example, if a customer utilizes multiple products of Planet, we only count that customer once for purposes of EoP Customer Count. A customer with multiple divisions, segments, or subsidiaries are also counted as a single unique customer based on the parent organization or parent account. For EoP Customer Count, we do not include users that only utilize our self-service Planet Insights Platform web based ordering system, which we acquired in August 2023, and which offers standard starter packages on a monthly or annual basis. Management applies judgment as to which customers are deemed to have an active contract in a period, as well as whether a customer is a distinct entity that uses our data or services. The EoP Customer Count decreased to 897 as of January 31, 2026, as compared to 976 as of January 31, 2025. The decrease was primarily attributable to an increased focus on larger customers.

Our business has recently evolved to focus the efforts of our direct sales team on large customer opportunities and to increasingly leverage our self-service Planet Insights Platform to provide access to our data for customers (of whom are not included in EoP Customer Count because they exclusively utilize our self-serve model). As a result, EoP Customer Count has become less meaningful as a business metric. Therefore, beginning in the first quarter of the fiscal year ending January 31, 2027, we will no longer report EoP Customer Count as a key business metric.

Percent of Recurring ACV

	As of January 31,
	2026	2025
Percent of Recurring ACV	98%	97%

Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts. ACV includes imagery licensing arrangements, data solutions, and dedicated image tasking capacity but excludes customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users, as well as the value of any satellite services contracts. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts (excluding customers that are exclusively Planet Insights Platform self-service paying users) divided by the total dollar value of all contracts in our EoP ACV Book of Business. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining EoP ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV was 98% for the fiscal year ended January 31, 2026, as compared to 97% for the fiscal year ended January 31, 2025.

Capital Expenditures as a Percentage of Revenue

	Year Ended January 31,
	2026	2025
Capital Expenditures as Percentage of Revenue	26%	20%

We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue increased to 26% for the fiscal year ended January 31, 2026, as compared to 20% for the fiscal year ended January 31, 2025. The increase was primarily attributable to an increase in capitalized labor and material related to the build of our next generation high resolution Pelican satellites and our medium resolution satellites. We expect our capital expenditures to continue to increase in the foreseeable future through purchases of property and equipment as we seek to grow the number of internal-use satellites in orbit. Additionally, working capital expenditures are expected to increase as we purchase raw materials inventories intended for customer-owned satellites.

Components of Results of Operations

Revenue

We derive revenue principally from licensing rights to use our imagery, dedicated capacity, data solutions and satellite services arrangements. These agreements vary by contract, however, generally they have annual or multi-year contractual terms and typically billed in advance either quarterly or annually. Imagery licensing and data solutions are delivered digitally through our online platform in addition to providing related services. Imagery licensing agreements vary by contract, but generally have annual or multi-year contractual terms. The data licenses are generally purchased via a fixed price contract on a subscription or usage basis, whereby a customer pays for access to our imagery or derived imagery data, delivered by Planet or through partners, which may be downloaded over a specific period of time, or, less frequently, on a transactional basis, whereby the customer pays for individual content licenses. Additionally, we derive revenue through satellite services agreements in which we build and operate satellites owned by the customer. Satellite services contracts generally have fixed price, multi-year contractual terms.

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

Cost of Revenue

Cost of revenue consists of employee-related costs of performing account and data provisioning, customer support, satellite and engineering operations, as well as the costs of operating and retrieving information from the satellites, processing and storing the data retrieved. Cost of revenue also includes third party imagery expenses, depreciation of our satellites and ground stations, amortization of acquired intangibles and amortization of capitalized internal-use software related to creating imagery provided to customers. Cost of revenue for our satellite services arrangements includes employee-related costs of designing and manufacturing customer-owned satellites, mission systems engineering, satellite operations, software development, and maintenance, as well as satellite inventory materials, third-party fees for launch procurement, and ground station infrastructure.

Employee-related costs include salaries, benefits, bonuses and stock-based compensation. Cost of revenue includes costs from professional services, including costs paid to subcontractors, solution partners and certain third-party fees.

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

Results of Operations

Year Ended January 31, 2026 Compared to Year Ended January 31, 2025

The following table sets forth a summary of our consolidated results of operations for the years indicated and the changes between such periods.

	Year Ended January 31,			$%
(in thousands, except percentages)	2026	2025	Change	Change
Revenue	$307,727	$244,352	$63,375	26%
Cost of revenue	135,242	104,627	30,615	29%
Gross profit	172,485	139,725	32,760	23%
Operating expenses
Research and development	106,749	101,006	5,743	6%
Sales and marketing	72,676	77,694	(5,018)	(6)%
General and administrative	88,133	77,147	10,986	14%
Total operating expenses	267,558	255,847	11,711	5%
Loss from operations	(95,073)	(116,122)	21,049	(18)%
Interest income	14,329	10,257	4,072	40%
Interest expense	(3,436)	(832)	(2,604)	313%
Change in fair value of warrant liabilities	(161,400)	(15,116)	(146,284)	968%
Other income (expense), net	3,375	1,077	2,298	213%
Total other income (expense), net	(147,132)	(4,614)	(142,518)	3089%
Loss before provision for income taxes	(242,205)	(120,736)	(121,469)	101%
Provision for income taxes	4,655	2,460	2,195	89%
Net loss	$(246,860)	$(123,196)	(123,664)	100%

Revenue

Revenue increased $63.4 million, or 26%, to $307.7 million for the fiscal year ended January 31, 2026, from $244.4 million for the fiscal year ended January 31, 2025. The increase in revenue was primarily driven by a $64.0 million increase in the defense and intelligence vertical.

Cost of Revenue

Cost of revenue increased $30.6 million, or 29%, to $135.2 million for the fiscal year ended January 31, 2026, from $104.6 million for the fiscal year ended January 31, 2025. The increase was driven by a $14.5 million increase in costs paid to solution partners and subcontractors and a $11.8 million increase in employee-related costs, due to the allocation of labor to fulfill our satellite services contract performance obligations. The increase was also partially due to a $3.4 million increase in stock-based compensation expense, a $1.7 million increase in ground station expenses, and a $1.3 million increase in amortization expense. These increases were partially offset by a $3.5 million net decrease in depreciation expense, which was primarily due to a $10.1 million decrease from certain fully depreciated high resolution satellites and partially offset by a $3.5 million increase resulting from newly commissioned satellites and a $2.5 million increase resulting from a change in estimated useful life for a certain high resolution satellite in the fiscal year ended January 31, 2025. These increases were also partially offset by $1.3 million of severance and termination benefits charges recognized during the fiscal year ended January 31, 2025 associated with the 2024 headcount reduction.

Research and Development

Research and development expenses increased $5.7 million, or 6%, to $106.7 million for the fiscal year ended January 31, 2026, from $101.0 million for the fiscal year ended January 31, 2025. The increase was primarily due to a $11.2 million decrease in funding recognized for our research and development arrangements, which was primarily due to the substantial completion of the R&D Services Agreement in the fiscal year ended January 31, 2025. The increase was also partially due to a $2.8 million increase in stock-based compensation expense and a $2.4 million increase in spacecraft hardware costs for research and development activities. These increases were partially offset by a $4.7 million decrease in employee-related costs, primarily due to the allocation of labor to fulfill our satellite services contract performance obligations to cost of revenue. These increases were also partially offset by $3.4 million of severance and termination benefits charges recognized during the fiscal year ended January 31, 2025 associated with the 2024 headcount reduction and a $2.6 million decrease in launch provider costs associated with the launch of a satellite classified as experimental in the fiscal year ended January 31, 2025.

Sales and Marketing

Sales and marketing expenses decreased $5.0 million, or 6%, to $72.7 million, for the fiscal year ended January 31, 2026, from $77.7 million for the fiscal year ended January 31, 2025. The decrease was primarily due to $4.5 million of severance and termination benefits charges recognized during the fiscal year ended January 31, 2025 associated with the 2024 headcount reduction. The decrease was also partially due to a $1.3 million decrease in employee-related costs due to reduced headcount. These decreases were partially offset by a $1.5 million increase in sales commissions expense.

General and Administrative

General and administrative expenses increased $11.0 million, or 14%, to $88.1 million for the fiscal year ended January 31, 2026, from $77.1 million for the fiscal year ended January 31, 2025. The increase was primarily due to a $9.0 million increase in legal expenses, which was primarily due to litigation contingency expenses. The increase was also partially due to $2.1 million of accounts receivable write-offs in the fiscal year ended January 31, 2026 compared to $0.5 million of recoveries of previously written-off accounts receivable in the fiscal year ended January

31, 2025. The increase was also partially due to a $1.4 million increase in employee-related costs and a $1.0 million increase in stock-based compensation expense. These increases were partially offset by a $1.6 million decrease in expense associated with the revaluation of the contingent consideration liability for the Sinergise customer consent escrow and $1.3 million decrease of severance and termination benefits charges recognized during the fiscal year ended January 31, 2025 associated with the 2024 headcount reduction.

Interest Income

Interest income increased $4.1 million, to $14.3 million for the fiscal year ended January 31, 2026, from $10.3 million for the fiscal year ended January 31, 2025. The increase was primarily due to an increase in our cash equivalent and short-term investment balances.

Interest Expense

Interest expense increased $2.6 million to $3.4 million for the fiscal year ended January 31, 2026, from $0.8 million for the fiscal year ended January 31, 2025. The increase was primarily due to $1.1 million of amortization of deferred debt discount and issuance costs and $0.9 million of interest incurred on our 2030 Notes in the fiscal year ended January 31, 2026.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the fiscal years ended January 31, 2026 and January 31, 2025 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock.

Other Income (Expense), net

Other income (expense), net of $3.4 million for the fiscal year ended January 31, 2026 includes a $5.5 million gain relating to insurance proceeds received for damage incurred to an experimental satellite. Other income (expense), net of $1.1 million for the fiscal year ended January 31, 2025 includes the derecognition of a $1.3 million liability for which settlement is not considered probable.

Provision for Income Taxes

Provision for income taxes increased $2.2 million, to $4.7 million for the fiscal year ended January 31, 2026, from $2.5 million for the fiscal year ended January 31, 2025. For the fiscal years ended January 31, 2026 and 2025, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the fiscal years ended January 31, 2026 and 2025 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

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

We define and calculate Non-GAAP Gross Profit as gross profit adjusted for stock-based compensation, amortization of acquired intangible assets, restructuring costs, and employer payroll taxes related to earnout share vesting. We define Non-GAAP Gross Margin as Non-GAAP Gross Profit divided by revenue.

We define and calculate Adjusted EBITDA as net income (loss) before the impact of interest income and expense, income tax provision and depreciation and amortization, and further adjusted for the following items: stock-based compensation, change in fair value of warrant liabilities, other income (expense), net, restructuring costs, certain litigation expenses, and employer payroll taxes related to earnout share vesting.

We present Non-GAAP Gross Profit, Non-GAAP Gross Margin and Adjusted EBITDA because we believe these measures are frequently used by analysts, investors and other interested parties to evaluate companies in our industry and facilitate comparisons on a consistent basis across reporting periods. Further, we believe these measures are helpful in highlighting trends in our operating results because they exclude items that are not indicative of our core operating performance.

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

Non-GAAP Gross Profit and Non-GAAP Gross Margin

The table below reconciles Non-GAAP Gross Profit and Non-GAAP Gross Margin to Gross Profit and Gross Margin (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Year Ended January 31,
(in thousands, except percentages)	2026	2025
Gross Profit	$172,485	$139,725
Stock-based compensation	6,881	3,467
Amortization of acquired intangible assets	2,933	3,003
Restructuring costs (1)	15	1,322
Employer payroll taxes related to earnout share vesting	303	—
Non-GAAP Gross Profit	$182,617	$147,517
Gross Margin	56%	57%
Non-GAAP Gross Margin	59%	60%

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

Adjusted EBITDA

The table below reconciles Adjusted EBITDA to net loss (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Year Ended January 31,
(in thousands)	2026	2025
Net loss	$(246,860)	$(123,196)
Interest income	(14,329)	(10,257)
Interest expense	3,436	832
Income tax provision	4,655	2,460
Depreciation and amortization	41,825	45,637
Change in fair value of warrant liabilities	161,400	15,116
Stock-based compensation	54,995	48,485
Restructuring costs (1)	20	10,574
Certain litigation expenses (2)	11,189	799
Employer payroll taxes related to earnout share vesting	2,539	—
Other income (expense), net	(3,375)	(1,077)
Adjusted EBITDA	$15,495	$(10,627)

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

(2) Expenses relating to the Delaware class action lawsuit and an acquisition-related dispute. Refer to Note 10 “Commitments and Contingencies” to our consolidated financial statements in Item 8 of this Form 10-K.

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
•
Adjusted EBITDA does not reflect certain litigation expenses, consisting of legal fees and contingency accruals for certain proceedings, which reduces cash available to us;
•
Adjusted EBITDA does not reflect employer payroll taxes related to earnout share vesting, which reduces cash available to us;
•
Adjusted EBITDA does not reflect income tax expense that reduces cash available to us; and
•
the expenses and other items that we exclude in our calculation of Adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similar measures when they report their operating results.

Backlog

The table below reconciles Backlog to remaining performance obligations for the periods indicated:

	Year Ended January 31,
(in thousands)	2026	2025
Remaining performance obligations	$852,435	$412,829
Cancelable amount of contract value	47,992	90,920
Backlog	$900,427	$503,749

For remaining performance obligations as of January 31, 2026, the Company expects to recognize approximately 34% within the next 12 months, approximately 65% within the next 24 months, and the remainder thereafter. For Backlog as of January 31, 2026, the Company expects to recognize approximately 37% within the next 12 months, approximately 67% within the next 24 months, and the remainder thereafter.

Liquidity and Capital Resources

Since inception, we have incurred net losses. We recorded positive net cash flows from operations for the fiscal year ended January 31, 2026. Our operations have historically been primarily funded by the net proceeds from the sale of our debt and equity securities and borrowings under credit facilities, as well as cash received from our customers.

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

In September 2025, we issued $460.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due 2030, pursuant to the Indenture, dated September 12, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. The total net proceeds from the offering, after deducting initial purchase discount and issuance costs, was $445.8 million. The 2030 Notes will mature on October 15, 2030, unless earlier repurchased, redeemed, or converted pursuant to their terms. In connection with the 2030 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls Transactions”), which are expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the 2030 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. Refer to Note 13 to our consolidated financial statements in Item 8 of this Form 10-K for more information regarding the 2030 Notes and the Capped Call Transactions.

As of January 31, 2026, and 2025, we had $229.4 million and $118.0 million, respectively, in cash and cash equivalents. Additionally, as of January 31, 2026, and 2025, we had short-term investments of $410.6 million and $104.0 million, respectively, which are highly liquid in nature and available for current operations. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.

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

As of January 31, 2026, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, convertible note repayment requirements, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 8, 10, 13, and 14 to our consolidated financial statements in Part 8 of this Form 10-K for more information regarding these cash requirements.

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

	Year Ended January 31,
(in thousands)	2026	2025
Net cash provided by (used in)
Operating activities	$134,362	$(14,374)
Investing activities	$(393,118)	$57,906
Financing activities	$357,052	$(15,535)

Net cash provided by (used in) operating activities

Net cash provided by operating activities for the fiscal year ended January 31, 2026, primarily consisted of the net loss of $246.9 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included a change in fair value of warrant liabilities of $161.4 million, stock-based compensation expense of $55.0 million, and depreciation and amortization expense of $41.8 million. The net change in operating assets and liabilities primarily consisted of a $151.1 million increase in deferred revenue and a $13.8 million increase in accounts payable, accrued and other liabilities, which were partially offset by a $30.2 million increase in accounts receivable and a $11.1 million increase in prepaid expenses and other assets.

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

Net cash provided by (used in) investing activities

Net cash used in investing activities for the fiscal year ended January 31, 2026, primarily consisted of purchases of available-for-sale securities of $428.0 million and purchases of property and equipment of $76.7 million, which were partially offset by maturities of available-for-sale securities of $90.0 million and sales of available-for-sale securities of $33.2 million.

Net cash provided by investing activities for the fiscal year ended January 31, 2025, primarily consisted of sales of available-for-sale securities of $192.5 million and maturities of available-for-sale securities of $61.4 million, partially offset by purchases of available-for-sale securities of $140.2 million, purchases of property and equipment of $44.3 million, and capitalized internal-use software costs of $5.3 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the fiscal year ended January 31, 2026, primarily consisted of proceeds from the issuance of the 2030 Notes, net of discount of $448.8 million and proceeds from the exercise of common stock options of $27.7 million, which were partially offset by payments for withholding taxes related to the net share settlement of equity awards of $72.7 million and purchases of capped calls of $39.6 million.

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

Revenue Recognition

We derive revenue principally from licensing rights to use imagery, dedicated capacity, data solutions and satellite services arrangements. Imagery licensing and data solutions are delivered digitally through the Company's online platform in addition to providing related services.

The recognition and measurement of revenue requires the use of judgments and estimates. Specifically, judgment is used in identifying the performance obligations, the standalone selling price (“SSP”) of the performance obligations, and the total cost estimated at completion when utilizing the cost-to-cost method.

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

The Company has entered into multi-year satellite services agreements whereby customers purchase satellites manufactured by the Company. In connection with these arrangements, the Company may provide additional products and services such as ground station infrastructure and engineering, satellite operations and professional services, which generally represent distinct performance obligations.

In certain arrangements, revenue for satellites and ground station infrastructure is recognized over time as the work progresses when there is continuous transfer of control to the customer. For these performance obligations, and for certain engineering services, we recognize revenue over time utilizing the cost-to-cost method (cost incurred relative to total cost estimated at completion) because it best depicts the transfer of control to the customer as we incurs costs on the contracts. Our cost estimation process is based on the professional knowledge of our engineering, program management and financial professionals and draws on their significant experience and judgment. We prepare total cost estimated at completion for our contracts and calculate estimated revenues and costs over the life of our contracts. Our estimation of revenue, cost and progress toward completion requires the use of judgment. Judgments and estimates are re-assessed quarterly. Changes to the total cost estimated at completion are recorded as a cumulative catch-up adjustment. Adjustments in estimates could have a material impact on revenue recognition based on the significance of the adjustments. Factors considered in these estimates include our historical performance, the availability, productivity and cost of labor, the nature and complexity of work to be performed, availability and cost of materials, components and subcontracts, the risk and impact of delayed performance and the level of indirect cost allocations.

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

There were no material impairment charges recorded for long-lived assets during the fiscal years ended January 31, 2026, 2025 and 2024.

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

Foreign Currency Exchange Risk

We are exposed to foreign currency exchange risk related to transactions in currencies other than the U.S. Dollar. Our foreign subsidiaries, revenue and operating expenses expose us to foreign currency exchange risk. For the fiscal years ended January 31, 2026, 2025 and 2024, approximately 30%, 27% and 24%, respectively, of our revenue was in foreign currencies. These sales were primarily denominated in Euro. We do not believe a 10% change in the relative value of the U.S. Dollar would have materially affected our consolidated financial statements for the periods presented.

Interest Rate Risk

As of January 31, 2026, we had cash and cash equivalents of $229.4 million and $410.6 million of short-term investments, consisting of available-for-sale securities. The available-for-sale securities are recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a component of other comprehensive income (loss), net of tax.

Our cash equivalent and investment portfolio is invested with a goal of preserving our access to capital, and primarily consists of money market funds, commercial paper, corporate debt securities and U.S. government debt securities. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. On September 12, 2025, we issued $460.0 million in aggregate principal amount of our 2030 Notes carrying a fixed interest rate of 0.50%. Due to the relatively short-term nature of our investment portfolio and fixed rate nature of our 2030 Notes, we have not been exposed to, nor do we anticipate being exposed to, material risks due to changes in interest rates. A hypothetical 100 basis point change in interest rates would not have a material effect on our consolidated financial statements for the periods presented.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Planet Labs PBC:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Planet Labs PBC and subsidiaries (the Company) as of January 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended January 31, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2026, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Evaluation of the sufficiency of audit evidence over revenue recognition

As discussed in Note 2 to the consolidated financial statements, the Company derives its revenue principally from licensing rights to use imagery, dedicated capacity, data solutions and satellite services arrangements. Imagery licensing and data solutions are delivered digitally through the Company’s online platform in addition to providing related services. These agreements vary by contract, however, generally they have annual or multi-year contractual terms. The imagery licensing agreements are generally purchased via a fixed price contract on a subscription or usage basis, whereby a customer pays for access to the Company’s imagery. The Company recorded $308 million in revenue for the year ended January 31, 2026.

We identified the evaluation of the sufficiency of audit evidence over revenue recognition for imagery licensing and data solutions as a critical audit matter. This matter required subjective auditor judgment because the Company’s revenue recognition process is highly automated using customized and proprietary IT applications. Auditor judgment was required in determining the nature and extent of audit evidence obtained over the information systems that process revenue transactions. Involvement of IT professionals with specialized skills and knowledge was required to assist with the determination of IT applications subject to testing and the performance and evaluation of certain procedures.

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

March 23, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Planet Labs PBC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows of Planet Labs PBC (the Company) for the year ended January31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended January 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2019 to 2024.

San Jose, California

March 28, 2024

Planet Labs PBC

Consolidated Balance Sheets

	January 31,
(in thousands, except share and par value amounts)	2026	2025
Assets
Current assets
Cash and cash equivalents	$229,441	$118,048
Restricted cash and cash equivalents, current	642	6,598
Short-term investments	410,649	104,027
Accounts receivable, net of allowance of $3 and $807, respectively	83,528	55,833
Inventories	6,118	—
Prepaid expenses and other current assets	44,984	17,719
Total current assets	775,362	302,225
Property and equipment, net	150,573	121,749
Capitalized internal-use software, net	21,475	18,974
Goodwill	143,452	136,349
Intangible assets, net	26,633	27,452
Restricted cash and cash equivalents, non-current	5,471	5,348
Operating lease right-of-use assets	14,588	19,752
Other non-current assets	8,132	1,947
Total assets	$1,145,686	$633,796
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,612	$2,604
Accrued and other current liabilities	55,874	42,600
Deferred revenue	220,572	82,275
Liability from early exercise of stock options	1,793	5,378
Operating lease liabilities, current	7,296	9,221
Public and private placement warrant liabilities	173,308	—
Total current liabilities	469,455	142,078
Deferred revenue	27,522	11,182
Deferred hosting costs	4,034	5,368
Public and private placement warrant liabilities	—	18,077
Operating lease liabilities, non-current	8,300	12,392
Contingent consideration	—	2,883
Convertible notes	446,884	—
Other non-current liabilities	1,060	530
Total liabilities	957,255	192,510
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at January 31, 2026 and 2025, 312,421,506 and 278,937,702 Class A shares issued and outstanding at January 31, 2026 and 2025, respectively, 22,909,742 and 21,157,586 Class B shares issued and outstanding at January 31, 2026 and 2025, respectively, 0 Class C shares issued and outstanding at January 31, 2026 and 2025	34	28
Additional paid-in capital	1,631,896	1,645,356
Accumulated other comprehensive income (loss)	6,362	(1,097)
Accumulated deficit	(1,449,861)	(1,203,001)
Total stockholders’ equity	188,431	441,286
Total liabilities and stockholders’ equity	$1,145,686	$633,796

See accompanying notes to consolidated financial statements.

Planet Labs PBC

Consolidated Statements of Operations

	Year Ended January 31,
(in thousands, except share and per share amounts)	2026	2025	2024
Revenue	$307,727	$244,352	$220,696
Cost of revenue	135,242	104,627	107,746
Gross profit	172,485	139,725	112,950
Operating expenses
Research and development	106,749	101,006	116,339
Sales and marketing	72,676	77,694	86,304
General and administrative	88,133	77,147	80,055
Total operating expenses	267,558	255,847	282,698
Loss from operations	(95,073)	(116,122)	(169,748)
Interest income	14,329	10,257	15,414
Interest expense	(3,436)	(832)	—
Change in fair value of warrant liabilities	(161,400)	(15,116)	13,709
Other income (expense), net	3,375	1,077	931
Total other income (expense), net	(147,132)	(4,614)	30,054
Loss before provision for income taxes	(242,205)	(120,736)	(139,694)
Provision for income taxes	4,655	2,460	815
Net loss	$(246,860)	$(123,196)	$(140,509)
Basic and diluted net loss per share attributable to common stockholders	$(0.80)	$(0.42)	$(0.50)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	307,799,424	292,124,291	279,585,698

See accompanying notes to consolidated financial statements.

Planet Labs PBC

Consolidated Statements of Comprehensive Loss

	Year Ended January 31,
(in thousands)	2026	2025	2024
Net loss	$(246,860)	$(123,196)	$(140,509)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	7,186	(2,581)	(766)
Change in fair value of available-for-sale securities	273	(110)	89
Other comprehensive income (loss), net of tax	7,459	(2,691)	(677)
Comprehensive loss	$(239,401)	$(125,887)	$(141,186)

See accompanying notes to consolidated financial statements.

Planet Labs PBC

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 31, 2023	271,783,561	$27	$1,513,102	$2,271	$(939,296)	$576,104
Issuance of Class A common stock from the exercise of common stock options	3,133,394	—	7,388	—	—	7,388
Issuance of Class A common stock upon vesting of restricted stock units	8,341,474	—	—	—	—	—
Issuance of Class A common stock for acquisition of business	6,745,438	1	21,621	—	—	21,622
Vesting of early exercised stock options	—	—	3,584	—	—	3,584
Class A common stock withheld to satisfy employee tax withholding obligations	(2,876,919)	—	(8,970)	—	—	(8,970)
Stock-based compensation	—	—	59,476	—	—	59,476
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	89	—	89
Other	2,148,543	—	—	—	—	—
Change in translation	—	—	—	(766)	—	(766)
Net loss	—	—	—	—	(140,509)	(140,509)
Balances at January 31, 2024	289,275,491	28	1,596,201	1,594	(1,079,805)	518,018
Issuance of Class A common stock from the exercise of common stock options	1,956,382	—	5,761	—	—	5,761
Issuance of Class A common stock upon vesting of restricted stock units	13,114,544	—	—	—	—	—
Issuance of Class A common stock for employee stock purchase program	487,557	—	924	—	—	924
Vesting of early exercised stock options	—	—	3,584	—	—	3,584
Class A common stock withheld to satisfy employee tax withholding obligations	(4,738,686)	—	(11,938)	—	—	(11,938)
Stock-based compensation	—	—	50,824	—	—	50,824
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(110)	—	(110)
Change in translation	—	—	—	(2,581)	—	(2,581)
Net loss	—	—	—	—	(123,196)	(123,196)
Balances at January 31, 2025	300,095,288	28	1,645,356	(1,097)	(1,203,001)	441,286
Issuance of Class A common stock from the exercise of common stock options	6,647,486	1	26,316	—	—	26,317
Issuance of Class A common stock upon vesting of restricted stock units	15,474,440	2	(2)	—	—	—
Issuance of Class A common stock for employee stock purchase program	923,480	—	2,169	—	—	2,169
Issuance of Class A common stock from the exercise of public warrants	421,263	—	11,014	—	—	11,014
Issuance of Class A and Class B common stock upon vesting of earn-out contingent consideration	18,139,525	3	(3)	—	—	—
Vesting of early exercised stock options	—	—	3,584	—	—	3,584
Class A common stock withheld to satisfy employee tax withholding obligations	(6,370,234)	—	(74,578)	—	—	(74,578)
Purchase of capped call transactions	—	—	(39,560)	—	—	(39,560)
Stock-based compensation	—	—	57,600	—	—	57,600
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	273	—	273
Change in translation	—	—	—	7,186	—	7,186
Net loss	—	—	—	—	(246,860)	(246,860)
Balances at January 31, 2026	335,331,248	34	1,631,896	6,362	(1,449,861)	188,431

See accompanying notes to consolidated financial statements.

Planet Labs PBC

Consolidated Statements of Cash Flows

	Year Ended January 31,
(in thousands)	2026	2025	2024
Operating activities
Net loss	$(246,860)	$(123,196)	$(140,509)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	41,825	45,637	47,639
Stock-based compensation, net of capitalized cost of $2,605, $2,339 and $2,344, respectively	54,995	48,485	57,132
Change in fair value of warrant liabilities	161,400	15,116	(13,709)
Change in fair value of contingent consideration	465	3,437	(741)
Other	1,225	(920)	(4,321)
Changes in operating assets and liabilities
Accounts receivable	(30,225)	(11,984)	(2,658)
Inventories	(609)	—	—
Prepaid expenses and other assets	(11,138)	8,366	10,498
Accounts payable, accrued and other liabilities	13,800	(13,337)	(25,014)
Deferred revenue	151,054	15,572	22,237
Deferred hosting costs	(1,570)	(1,550)	(1,265)
Net cash provided by (used in) operating activities	134,362	(14,374)	(50,711)
Investing activities
Purchases of property and equipment	(76,714)	(44,297)	(37,991)
Capitalized internal-use software	(4,783)	(5,322)	(4,419)
Maturities of available-for-sale securities	90,009	61,396	161,317
Sales of available-for-sale securities	33,229	192,522	45,580
Purchases of available-for-sale securities	(428,008)	(140,240)	(189,142)
Business acquisition, net of cash acquired	(5,400)	(1,068)	(7,542)
Purchases of licensed imagery intangible assets	(1,451)	(4,785)	—
Other	—	(300)	(1,389)
Net cash provided by (used in) investing activities	(393,118)	57,906	(33,586)
Financing activities
Proceeds from the exercise of common stock options	27,708	4,375	7,388
Payments for withholding taxes related to the net share settlement of equity awards	(72,729)	(11,938)	(8,971)
Proceeds from employee stock purchase program	2,802	1,549	—
Payments of contingent consideration for business acquisitions	(4,047)	(8,783)	—
Payment of indemnification holdback for business acquisition	(5,000)	—	—
Proceeds from issuance of convertible notes, net of discount	448,759	—	—
Payment of debt issuance costs	(2,929)	—	—
Proceeds from the exercise of warrants	4,845	—	—
Purchase of capped call transactions	(39,560)	—	—
Other	(2,797)	(738)	(15)
Net cash provided by (used in) financing activities	357,052	(15,535)	(1,598)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	7,264	(201)	17
Net increase (decrease) in cash and cash equivalents, and restricted cash and cash equivalents	105,560	27,796	(85,878)
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	129,994	102,198	188,076
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$235,554	$129,994	$102,198
Supplemental disclosures of noncash investing and financing activities
Contingent consideration for business acquisition	—	—	5,842
Issuance of Class A common stock for business acquisition	—	—	21,622
Transfers from property and equipment, net to inventories, net	5,523	—	—
Accrued purchase of property and equipment	5,019	718	1,428

See accompanying notes to consolidated financial statements.

Planet Labs PBC

Notes to Consolidated Financial Statements

(1)
Organization

Planet Labs PBC (“Planet,” or the “Company”) was founded to design, construct, and launch constellations of satellites with the intent of providing high cadence geospatial data delivered to customers via an online platform. The Company’s mission is to use space to help life on Earth, by imaging the world every day and making global change visible, accessible, and actionable. The Company is headquartered in San Francisco, California, with operations throughout the United States (“U.S.”), Canada, Asia and Europe. The Company has wholly-owned foreign subsidiaries in Canada, Germany, Luxembourg, Singapore, Slovenia, Austria, the Netherlands, the United Kingdom, and Japan.

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

(2)
Basis of Preparation and Summary of Significant Accounting Policies

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

Liquidity

Since its inception, the Company has incurred net losses. We recorded positive net cash flows from operations for the fiscal year ended January 31, 2026. The Company expects to incur additional operating losses as it seeks to grow its business. As of January 31, 2026 and 2025, the Company had $229.4 million and $118.0 million of cash and cash equivalents, respectively. Additionally, as of January 31, 2026 and 2025, the Company had short-term investments of $410.6 million and $104.0 million, respectively, which are highly liquid in nature and available for current operations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates and assumptions that affect the Company’s consolidated financial statements include, but are not limited to, the useful lives of property and equipment, capitalized internal-use software and intangible assets, allowances for credit losses for available-for-sale debt securities and accounts receivable, estimates related to revenue recognition, including the assessment of performance obligations within a contract, the determination of standalone selling price (“SSP”) for each performance obligation, assumptions used to measure the fair value of noncash consideration, and estimates used in the cost-to-cost measure of progress. Significant estimates and assumptions also include assumptions used to measure the fair value of private placement warrants, the fair value of assets acquired and liabilities assumed from business combinations, the fair value of contingent consideration for business combinations, the impairment of long-lived assets and goodwill, the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions, provision for excess or obsolete inventory, and contingencies.

These estimates and assumptions are based on management’s best estimates and judgment. Management regularly evaluates its estimates and assumptions using historical experience and other factors; however, due to the inherent uncertainties in making estimates, actual results could differ from those estimates and such differences may be material to the consolidated financial statements.

Due to current geopolitical events, including the war in Ukraine, the conflicts in the Middle East, and military operations in Venezuela, there is ongoing uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or assumptions or a revision of the carrying value of its assets or liabilities. These estimates and assumptions may change in the future, as new events occur and additional information is obtained.

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

Short-term investments are evaluated for allowances and impairment quarterly. The Company considers various factors in determining whether an allowance for expected credit losses or an impairment charge should be recognized, such as the credit quality of the issuer, the duration, severity of and the reason for the decline in value, the potential recovery period, and the Company’s intent to sell. No allowances or impairment charges were recognized during the fiscal years ended January 31, 2026, 2025, and 2024.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands, Slovenia, Austria, and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss as of January 31, 2026 that the Company would incur if parties to cash, cash equivalents, and short-term investments failed completely to perform according to the terms of the contracts is $637.9 million.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. As of January 31, 2026, one customer accounted for 33% of accounts receivable. As of January 31, 2025, one customer accounted for 12% or more of accounts receivable. Two customers accounted for 13% and 12% of revenue for the fiscal year ended January 31, 2026. One customer accounted for 19%, and 21% of revenue for the fiscal years ended January 31, 2025, and 2024, respectively.

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

Inventories

Inventories primarily consist of satellite material and are recorded at the lower of cost or net realizable value. Cost is determined using the average cost method. Work in process and finished goods primarily consists of materials and labor associated with existing customer contract requirements. If events or changes in circumstances indicate that the utility of our inventories have diminished through damage, deterioration, obsolescence, changes in price or other causes, a loss is recognized in the period in which it occurs.

The Company classifies satellite material as either inventory or property and equipment based on the Company's intended use at the time of procurement. If intended use subsequently changes, costs are reclassified between inventory and property and equipment based on the carrying amount on the date of transfer.

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

Leases

The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of January 31, 2026, the Company had no finance leases.

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

There were no material impairment charges recorded for the Company’s long-lived assets during the fiscal years ended January 31, 2026, 2025 and 2024.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not subject to amortization and is tested for impairment at least annually, during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset might be impaired, at the reporting unit level. A reporting unit, as defined under applicable accounting guidance, is an operating segment or one level below an operating segment. In assessing goodwill for impairment, the Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the qualitative assessment, the Company considers factors including economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should the Company conclude that it is more likely than not that the recorded goodwill amounts have been impaired, or if the Company elects to bypass the optional qualitative assessment as provided for under U.S. GAAP, the Company proceeds with performing a quantitative impairment test. Goodwill impairment exists when a reporting unit’s carrying value exceeds its fair value. Significant judgment is applied when goodwill is assessed for impairment. No goodwill impairment was recorded for the Company’s reporting unit during the fiscal years ended January 31, 2026, 2025 and 2024.

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

The Company derives its revenue principally from licensing rights to use imagery, dedicated capacity, data solutions and satellite services arrangements. Imagery licensing and data solutions are delivered digitally through the Company's online platform in addition to providing related services.

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

Imagery Licensing, Dedicated Capacity and Data Solutions

Imagery licensing arrangements generally provide customers with the right to access imagery through the Company’s platform, download content on a limited or unlimited basis over the contractual period depending on the terms of the applicable contract, or provide both the right to access imagery and download content. The Company also provides dedicated image tasking capacity over a specific area of interest. These agreements vary by contract, however, generally they have annual or multi-year contractual terms and typically billed in advance either quarterly or annually. The imagery licensing agreements are generally purchased via a fixed price contract on a subscription or usage basis, whereby a customer pays for access to the Company’s imagery that may be downloaded or tasked over a specific period of time, or, less frequently, on a transactional basis, whereby the customer pays for individual content or archive access licenses. The Company’s imagery licensing agreements, dedicated capacity and service agreements are often non-cancelable and do not contain refund-type provisions.

The Company identifies platform access and imagery downloads as separate performance obligations. Revenue for platform access and dedicated tasking capacity is recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits.

Revenue for existing archived imagery (which has significant standalone functionality) is recognized at a point in time when the imagery is available for download, which is typically at contract commencement. The portion of the contract consideration related to the download of existing archived imagery content is generally not significant Revenue for monitoring imagery downloads is recognized over the contract term using a usage-based output measure. However, if the contract provides for unlimited downloads, revenue is recognized ratably on a straight-line basis over the term of the contract.

The Company also has a small number of large contracts that have required payment terms that are monthly or quarterly in arrears.

The Company provides data solutions offerings, providing customers with services related to site monitoring, change detection, vessel detection and enhanced analytics. The Company's data solutions are offered on a subscription basis and are generally purchased via fixed price contracts for continuous access over the contract period. In most cases, data solutions offerings are accounted for as a single performance obligation due to the integrated nature of the Company's data solutions content. The Company determined that the contractual consideration related to data solutions access subscriptions is recognized ratably over the contract period as the Company has a stand-ready obligation to provide continuous access to the solutions.

Satellite Services

The Company has entered into multi-year satellite services agreements whereby customers purchase satellites manufactured by the Company. In connection with these arrangements, the Company may provide additional products and services such as ground station infrastructure and engineering, satellite operations and professional services, which generally represent distinct performance obligations. These arrangements are fixed price contracts whereby the Company generally invoices based on specified contractual milestones.

Revenue for satellites and ground station infrastructure purchased by customers is recognized at a point in time when control of the products transfers, which is generally upon customer acceptance. In certain arrangements, revenue for satellites and ground station infrastructure is recognized over time as the work progresses when there is continuous transfer of control to the customer, which is supported either by either the Company's rights to payment of the transaction price associated with work performed to date that does not have an alternative use to the Company or by contractual termination clauses. Revenue for engineering, satellite operations and professional services is recognized over time.

For satellites, ground station infrastructure, and certain engineering services revenue recognized over time, the Company utilizes the cost-to-cost method (cost incurred relative to total cost estimated at completion) because it best depicts the transfer of control to the customer as the Company incurs costs on the contracts. Use of the cost-to-cost method requires the Company to make reasonable estimates regarding the estimation of total costs at completion. Changes to the estimation of total costs at completion are recorded as a cumulative catch-up adjustment.

In connection with certain satellite services agreements, the Company is provided with image licensing rights for certain imagery generated from satellites purchased by the customer. The Company determined that the rights represent noncash consideration. Noncash consideration is reflected in the transaction price at its fair value measured at contract inception.

The Company determines revenue recognition in accordance with ASC 606 through the following five steps:

(1) Identify the contract with a customer: The Company considers the terms and conditions of the contracts and the Company’s customary business practices in identifying its contracts under ASC 606. The Company determines it has a contract with a customer when the contract has been approved by both parties, it can identify each party’s rights regarding the services to be transferred and the payment terms for the services, it has determined the customer to have the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company evaluates whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation.

(2) Identify the performance obligations in the contract: At contract inception, the Company assesses the product offerings in its contracts to identify performance obligations that are distinct. A performance obligation is distinct when it is separately identifiable from other items in a bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer. To identify the performance obligations, the Company considers all of the product offerings promised in the contract.

(3) Determine the transaction price: The transaction price is the total amount of consideration that the Company expects to be entitled to in exchange for the product offerings in a contract. The prices of the Company's products are generally fixed at contract inception and therefore, the Company’s contracts do not contain a significant amount of variable consideration. From time to time, the Company may enter into contracts with its customers that provide a form of variable consideration. For these arrangements, the Company estimates the variable consideration at the contract inception based on the most likely amount in a range of possible outcomes. The estimate of variable consideration is reassessed on a quarterly basis.

(4) Allocate the transaction price to the performance obligations in the contract: When the Company’s contracts with customers contain more than a single performance obligation, management allocates the total contract consideration to each performance obligation on a relative SSP basis. The SSP is the price at which the Company would sell a promised product or service separately to a customer. Judgment is required to determine the SSP for each distinct performance obligation. The Company determines SSP by considering its overall pricing practices and market conditions, including the Company’s discounting practices, the size and volume of the Company’s transactions, the customer demographic, price lists, historical sales, contract prices and customer relationships.

(5) Recognize revenue when a performance obligation is satisfied: Revenue is recognized at the time the related performance obligation is satisfied by transferring the promised service to a customer. Revenue is recognized when control of the services is transferred to the customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those services.

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

The Company applied the practical expedient in Topic 606 and does not evaluate contracts of one year or less for the existence of a significant financing component. For the fiscal year ended January 31, 2026 and 2025, the Company recognized $1.5 million and $0.8 million of interest expense associated with a multi-year customer contract that contains a significant financing component, respectively. For the fiscal years ended January 31, 2024, there was no interest expense to recognize relating to a significant financing component.

Cost of Revenue

Cost of revenue consists of employee-related costs of performing account and data provisioning, customer support, satellite and engineering operations, as well as the costs of operating and retrieving information from the satellites, processing and storing the data retrieved. Cost of revenue also includes third party imagery expenses, depreciation of the Company's satellites and ground stations, amortization of acquired intangibles and the amortization of capitalized internal-use software related to creating imagery provided to customers. Cost of revenue for our satellite services arrangements includes employee-related costs of designing and manufacturing customer-owned satellites, mission systems engineering, satellite operations, software development, and maintenance, as well as satellite inventory materials, third-party fees for launch procurement, and ground station infrastructure.

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

Sales and Marketing

Sales and marketing expenses primarily include costs incurred to market and distribute the Company’s products. Such costs include expenses related to advertising and conferences, sales commissions, salaries, benefits and stock-based compensation for the Company’s sales and marketing personnel and sales office expenses. Sales and marketing expenses also include fees for professional and consulting services principally consisting of public relations and independent contractor expenses. Sales commissions are capitalized when incurred and amortized on a straight-line basis over the period of benefit. Other sales and marketing costs are expensed as incurred. Advertising expenses for the fiscal years ended January 31, 2026, 2025 and 2024 were not significant.

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

Pursuant to the Merger Agreement for the Business Combination, Former Planet equity holders, including Former Planet equity award holders, have the right to receive earn-out consideration (the “Earn-out Shares”). The Earn-out Shares may be earned in four equal tranches based on market condition vesting requirements (see Note 15).

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

The fair value of the Private Placement Warrants (excluding the Private Placement Vesting Warrants) are estimated using the Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants are estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. These valuation models require inputs such as the fair value of the Company’s Class A common stock, the risk-free interest rate, expected term, expected dividend yield and expected volatility. The fair value of the Company’s Class A common stock is the closing stock price on the NYSE as of the measurement date. The risk-free interest rate assumption is determined by using the U.S. Treasury rates of the same period as the expected term of the Private Placement Warrants, which is five years from the closing of the Business Combination. As of January 31, 2026, the Company used the historical volatility of its Class A common stock and implied volatility from publicly traded stock options for the applicable valuation models.

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

Transactions denominated in currencies other than the functional currency are recorded based on the exchange rates at the time of the transaction. Monetary assets and liabilities are subject to remeasurement at the exchange rate in effect at the balance sheet date, with subsequent changes in exchange rates resulting in transaction gains or losses, which are included within other income (expense), net in the consolidated statements of operations. Foreign currency gain (loss) was $2.2 million, $(0.1) million and $(0.5) million for the years ended January 31, 2026, 2025 and 2024, respectively.

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

See Note 18, Segment and Geographic Information, for financial information for the Company’s reportable segment and long-lived assets by geographic region.

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

Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities outstanding for the period. For the fiscal years ended January 31, 2026, 2025 and 2024, all potentially dilutive securities were antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures, primarily through changes around the effective tax rate reconciliation and income taxes paid information. The Company adopted the new guidance on a prospective basis for the fiscal year ended January 31, 2026. See Note 16, Income Taxes. The adoption of the new guidance did not have an impact on the Company’s consolidated financial results, statements of operations, or statements of cash flows.

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

(3)
Revenue

Deferred Revenue

During the fiscal years ended January 31, 2026, 2025 and 2024, the Company recognized revenue of $79.4 million, $68.8 million and $50.9 million, respectively, that had been included in deferred revenue as of January 31, 2025, 2024, and 2023, respectively.

Remaining Performance Obligations

The Company often enters into multi-year imagery licensing and dedicated capacity arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices. The Company has also entered into multi-year satellite services arrangements in which we build and operate satellites owned by the customer, whereby the Company generally invoices based on specified contractual milestones or fixed due dates throughout the contract term. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $852.4 million as of January 31, 2026. The Company expects to recognize approximately 34% of the remaining performance obligations within the next 12 months, approximately 65% of the remaining obligations within the next 24 months, and the remainder thereafter.

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

During the fiscal years ended January 31, 2026, 2025 and 2024, the Company capitalized $2.7 million, $2.7 million and $1.8 million of deferred commission expenditures to be amortized in future periods. The Company’s amortization of deferred commission expenditures was $2.1 million, $2.9 million and $2.6 million for the fiscal years ended January 31, 2026, 2025 and 2024, respectively. As of January 31, 2026 and 2025, deferred commissions consisted of the following:

	January 31,
(in thousands)	2026	2025
Deferred commission, current	$1,913	$1,982
Deferred commission, non-current	2,409	1,721
Total deferred commission	$4,322	$3,703

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

The following table disaggregates revenue by major geographic region:

	Year Ended January 31,
(in thousands)	2026	2025	2024
North America ("NAM")	$132,010	$119,350	$113,526
Asia Pacific & Japan ("APJ")	59,813	42,401	37,434
Europe, Middle East, & Africa ("EMEA")	103,674	70,085	60,176
Latin America ("LATAM")	12,230	12,516	9,560
Total revenue	$307,727	$244,352	$220,696

(1) NAM includes revenue from the United States of $123.9 million, $109.9 million, and $98.7 million for the fiscal years ended January 31, 2026, 2025, and 2024.

(2) APJ includes revenue from Japan of $38.0 million for the fiscal year ended January 31, 2026.

(3) EMEA includes revenue from Ukraine of $35.9 million for the fiscal year ended January 31, 2026.

No other single country accounted for more than 10% of revenue for the fiscal years ended January 31, 2026, 2025, and 2024.

The following table disaggregates revenue by customer type:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Civil Government	$71,910	$71,887	$60,600
Commercial	55,585	56,184	65,541
Defense & Intelligence	180,232	116,281	94,555
Total revenue	$307,727	$244,352	$220,696

(4)
Fair Value of Financial Assets and Liabilities

Assets and liabilities recognized or disclosed at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their respective fair values.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of January 31, 2026 and 2025 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

	January 31, 2026
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$99,181	$—	$—
Corporate bonds	—	2,584	—
Restricted cash equivalents: money market funds	5,926	—	—
Short-term investments:
U.S. Treasury securities	212,897	—	—
Commercial paper	—	4,601	—
Corporate bonds	—	193,151	—
Total assets	$318,004	$200,336	$—
Liabilities
Public Warrants	$128,363	$—	$—
Private Placement Warrants	—	—	44,945
Total liabilities	$128,363	$—	$44,945

	January 31, 2025
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$29,054	$—	$—
Restricted cash equivalents: money market funds	10,350	—	—
Short-term investments:
U.S. Treasury securities	13,095	—	—
Commercial paper	—	4,290	—
Corporate bonds	—	84,528	—
Certificates of deposit	—	2,114
Total assets	$52,499	$90,932	$—
Liabilities
Public Warrants	$9,177	$—	$—
Private Placement Warrants	—	—	8,900
Contingent consideration for acquisitions	—	—	7,558
Total liabilities	$9,177	$—	$16,458

The fair value of cash held in banks and accrued and other current liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.

Money Market Funds

The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds during the fiscal years ended January 31, 2026, 2025, and 2024.

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

The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility. The expected volatility input utilized for the fair value measurements of the Private Placement Warrants as of January 31, 2026 and 2025 was 95% and 80%, respectively.

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

Level 3 Disclosures

The following is a roll-forward of Level 3 liabilities measured at fair value for the fiscal years ended January 31, 2026 and 2025:

(in thousands)	Private Placement Warrants	Technical Milestone Contingent Consideration(1)	Customer Contract Earnout Contingent Consideration(1)	Customer Consent Escrow Contingent Consideration(1)
Fair value at end of year, January 31, 2024	$1,305	$5,114	$1,926	$5,851
Additions	—	—	—	—
Payments	—	—	(1,270)	(7,500)
Change in fair value	7,595	866	922	1,649
Fair value at end of year, January 31, 2025	$8,900	$5,980	$1,578	$—
Additions	—	—	—	—
Payments	—	(3,250)	(1,570)	—
Transfers out of Level 3 (2) (3)	(5,734)	(2,919)	(284)	—
Change in fair value	41,779	189	276	—
Fair value at end of year, January 31, 2026	$44,945	$—	$—	$—

(1) The current portion of the contingent consideration liabilities balances of $4.7 million as of January 31, 2025, is included within accrued and other current liabilities. Changes in fair value of the contingent consideration liability for the Salo Sciences technical milestone payments are included within research and development expenses. Changes in fair value of the Salo Sciences contingent consideration liability for customer contract earnout payments are included within sales and marketing expenses. Changes in fair value of the contingent consideration liability for the Sinergise acquisition customer consent escrow payments are included within general and administrative expenses.

(2) During the fiscal year ended January 31, 2026, the Company transferred 2,966,666 Private Placement Warrants from Level 3 to Level 1. The warrants were transferred to Level 1 due to the removal of the restrictive legends from the Private Placement Warrants, resulting in such warrants being able to be sold in the active market. The Company's policy is to recognize transfers between fair value hierarchy levels at the beginning of the reporting period during which the transfer occurred.

(3) During the fiscal year ended January 31, 2026, the Company transferred the contingent consideration liabilities for technical milestone payments and customer contract earnout payments out of Level 3 to a legal contingency accrual in accordance with ASC 450. The liability was transferred due to the probable settlement expected to extinguish any contractual amounts owed for the acquisition, inclusive of the contingent consideration liabilities balance. Refer to Note 10.

Financial Instruments Not Recorded at Fair Value

As of January 31, 2026, $460.0 million in aggregate principal amount of the 2030 Notes (as defined below) was outstanding, with an estimated fair value of $1,045.2 million. The estimated fair value of the 2030 Notes was determined based on quoted market prices on the last trading day of the reporting period and are categorized as Level 2 financial instruments, as the 2030 Notes are not actively traded.

Other

The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of January 31, 2026 and 2025, there were no material non-financial assets recorded at fair value.

(5)
Acquisitions

Bedrock

On November 14, 2025, the Company entered into an asset purchase agreement with Bedrock Research, Inc. ("Bedrock"), a privately-held company, to acquire the multi-modal geospatial artificial intelligence technology business from Bedrock and the expertise of its key employees. On November 14, 2025, the Company completed the acquisition. The acquisition is expected to expand the Company's downstream solutions offerings, providing customers with comprehensive daily insights into strategic locations worldwide.

The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The acquisition date fair value of the consideration transferred was $6.0 million, consisting of $5.4 million in cash and an indemnification holdback liability for cash consideration of $0.6 million.

The fair value of the assets acquired and liabilities assumed as of the date of acquisition consisted of a $2.1 million developed technology intangible asset and $3.9 million of goodwill. The developed technology was measured at fair value and was assigned an estimated useful life of 5 years. The goodwill primarily represents the value expected from the synergies created through the operational enhancement benefits resulting from the integration of Bedrock into the Company and the combination of Bedrock's solutions with the Company’s existing products. The goodwill is deductible for tax purposes.

The financial results of Bedrock are included in the consolidated financial statements from the date of acquisition. Acquisition-related costs associated with this transaction were not material. Pro forma results of operations have not been presented as the effect of this acquisition was not material to the consolidated financial statements.

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

(6)
Balance Sheet Components

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.

The Company had restricted cash and cash equivalents balances of $6.1 million and $11.9 million as of January 31, 2026 and 2025, respectively.

The restricted cash and cash equivalents balances as of January 31, 2026 primarily consisted of $4.0 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases. The restricted cash and cash equivalents balances as of January 31, 2025 primarily consisted of $5.0 million of consideration placed in escrow in connection with the Sinergise acquisition and $4.0 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases.

A reconciliation of the Company’s cash and cash equivalents, and restricted cash and cash equivalents in the consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the consolidated statements of cash flows as of January 31, 2026 and 2025 is as follows:

	January 31,
(in thousands)	2026	2025
Cash and cash equivalents	$229,441	$118,048
Restricted cash and cash equivalents, current	642	6,598
Restricted cash and cash equivalents, non-current	5,471	5,348
Total cash, cash equivalents, and restricted cash and cash equivalents	$235,554	$129,994

Short-term Investments

Short-term investments consisted of the following as of January 31, 2026 and 2025:

		January 31, 2026
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$212,790	$110	$(3)	$212,897
Commercial paper	4,598	3	—	4,601
Corporate bonds	192,846	321	(16)	193,151
Total short-term investments	$410,234	$434	$(19)	$410,649

		January 31, 2025
		Gross Unrealized
(in thousands)	Cost or Amortized Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$13,154	$—	$(58)	$13,096
Commercial paper	4,285	4	—	4,289
Corporate bonds	84,336	208	(16)	84,528
Certificates of deposit	2,111	3	—	2,114
Total short-term investments	$103,886	$215	$(74)	$104,027

The following table summarizes the contracted maturities of the Company’s short-term investments as of January 31, 2026 and 2025:

	January 31, 2026		January 31, 2025
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$270,349	$270,567	$60,974	$61,174
Due in 1-2 years	139,885	140,082	42,912	42,853
	$410,234	$410,649	$103,886	$104,027

Inventories, Net

Inventory, net consists of the following:

	January 31,
(in thousands)	2026	2025
Raw materials	$1,840	$—
Work in process	—	—
Finished goods	4,278	—
Total inventories	$6,118	$—

Property and Equipment, Net

Property and equipment, net consists of the following:

	January 31,
(in thousands)	2026	2025
Satellites	$244,705	$244,105
Satellites in process and not placed into service	79,114	65,451
Leasehold improvements	17,544	17,271
Ground stations and ground station equipment	22,675	21,270
Office furniture, equipment and fixtures	13,909	10,828
Computer equipment and purchased software	10,605	9,663
Total property and equipment, gross	388,552	368,588
Less: Accumulated depreciation	(237,979)	(246,839)
Total property and equipment, net	$150,573	$121,749

Property and equipment, net as of January 31, 2025 included $2.8 million of satellite manufacturing costs that were previously classified as prepaid expenses and other current assets as of January 31, 2024.

Total depreciation expense for the fiscal years ended January 31, 2026, 2025, and 2024 was $32.5 million, $37.4 million and $41.2 million, respectively, of which $28.4 million, $34.0 million and $38.6 million, respectively, was depreciation expense specific to satellites.

Capitalized Internal-Use Software Development Costs

Capitalized internal-use software costs, net of accumulated amortization consists of the following:

	January 31,
(in thousands)	2026	2025
Capitalized internal-use software	$57,487	$51,526
Less: Accumulated amortization	(36,012)	(32,552)
Capitalized internal-use software, net	$21,475	$18,974

Amortization expense for capitalized internal-use software for the fiscal years ended January 31, 2026, 2025 and 2024 was $3.4 million, $2.5 million and $1.9 million, respectively.

Estimated future amortization expense of capitalized internal-use software at January 31, 2026, is as follows:

(in thousands)
2027	$4,975
2028	4,825
2029	4,522
2030	3,857
2031	3,088
Thereafter	208
Total estimated future amortization expense for capitalized internal-use software	$21,475

Goodwill and Intangible Assets

Goodwill and Intangible assets consists of the following:

	January 31, 2026				January 31, 2025
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$32,530	$(16,659)	$587	$16,458	$30,429	$(13,790)	$(634)	$16,005
Image library	21,804	(15,098)	237	6,943	19,978	(13,397)	497	7,078
Customer relationships	7,143	(4,811)	124	2,456	7,143	(4,286)	(147)	2,710
Trade names and other	6,389	(5,651)	38	776	6,389	(4,759)	29	1,659
Total intangible assets	$67,866	$(42,219)	$986	$26,633	$63,939	$(36,232)	$(255)	$27,452
Goodwill	$139,881	$—	$3,571	$143,452	$135,981	$—	$368	$136,349

No impairment charges were recognized related to intangible assets (including goodwill) in the fiscal years ended January 31, 2026, 2025 and 2024.

Amortization expense for intangible assets for the fiscal years ended January 31, 2026, 2025 and 2024 was $5.9 million, $5.8 million and $4.6 million, respectively.

Estimated future amortization expense of intangible assets at January 31, 2026, is as follows:

(in thousands)
2027	$5,944
2028	5,506
2029	5,161
2030	4,781
2031	4,057
Thereafter	1,184
Total estimated future amortization expense of intangible assets	$26,633

The change in the carrying amount of goodwill during the years ended January 31, 2026 and 2025 is as follows:

	January 31,
(in thousands)	2026	2025
Beginning of period	$136,349	$136,256
Addition	3,900	1,068
Currency translation adjustment	3,203	(975)
End of period	$143,452	$136,349

In April 2024, the Company paid $1.1 million of additional consideration in connection with the finalization of the net working capital adjustment relating to the Company’s acquisition of Sinergise. The additional amount was accounted for as a measurement period adjustment and resulted in a $1.1 million addition of goodwill during the fiscal year ended January 31, 2025.

Accrued and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following:

	January 31,
(in thousands)	2026	2025
Deferred R&D service liability (see Note 9)	$4,723	$4,723
Payroll and related expenses	13,891	8,059
Deferred hosting costs	4,954	5,190
Withholding taxes and other taxes payable	6,372	2,792
Contingent consideration	—	4,675
Escrow liability	—	5,000
Severance and other employee termination costs	—	250
Litigation contingency accruals (see Note 10)	12,530	—
Other accruals	13,404	11,911
Total accrued and other current liabilities	$55,874	$42,600

(7)
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

There were no restructuring charges recognized during the fiscal year ended January 31, 2026. The 2024 headcount reduction, including cash payments, was substantially complete as of January 31, 2025.

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

There were no restructuring charges recognized during the fiscal years ended January 31, 2026 and 2025 related to the 2023 headcount reduction. The 2023 headcount reduction, including cash payments, was complete as of January 31, 2024.

(8)
Leases

Operating lease costs were $9.7 million, $9.6 million, and $8.4 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively. Variable lease expenses, short-term lease expenses and sublease income were immaterial for the fiscal years ended January 31, 2026, 2025, and 2024.

Operating cash flows from operating leases were $10.7 million, $10.2 million, and $7.4 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

Right of use assets obtained in exchange for operating lease liabilities were $2.9 million, $5.4 million, and $8.5 million for the fiscal years ended January 31, 2026, 2025, and 2024, respectively.

Maturities of operating lease liabilities as of January 31, 2026 were as follows:

(in thousands)
Fiscal Year 2027	$8,139
2028	3,991
2029	2,821
2030	1,585
2031	698
Thereafter	24
Total lease payments	$17,258
Less: Imputed interest	(1,662)
Total lease liabilities	$15,596
Weighted average remaining lease term (years)	2.9
Weighted average discount rate	7.6%

(9)
Research and Development Arrangements

Google Research and Development Services Agreement

In October 2025, the Company entered into an agreement with Google LLC ("Google"), a related party (see Note 14), whereby the Company agreed to provide research and development services relating to testing the viability and performance of a payload integrated on prototype satellites (the "Google R&D Services Agreement"). The agreement provides for the Company to receive funding to be paid as specific milestones are achieved. The Google R&D Services Agreement is unrelated to the Company’s ordinary business activities and the Company determined that the arrangement is accounted for as an obligation to perform contractual research and development services for others pursuant to ASC 730-20, Research and Development. As ASC 730-20 does not indicate the accounting model for research and development services, the Company determined that the total transaction price will be recognized over the agreement term as a reduction of research and development expenses based on a cost incurred method.

During the fiscal year ended January 31, 2026, the Company recognized $0.4 million of funding and incurred $0.4 million of research and development expenses in connection with the Google R&D Services Agreement. As of January 31, 2026, the Company had received a total of $5.0 million of funding in connection with the Google R&D Services Agreement.

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

During the fiscal years ended January 31, 2026, 2025, and 2024, the Company recognized $7.3 million, $9.9 million, and $11.9 million of funding, respectively, and incurred $7.3 million, $9.9 million, and $11.2 million of research and development expenses, respectively, in connection with the NASA CSP. As of January 31, 2026 and 2025, the Company had received a total of $30.4 million and $28.7 million, respectively, of funding in connection with the NASA CSP.

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

During the fiscal years ended January 31, 2026, 2025, and 2024, the Company recognized $0.2 million, $9.2 million and $16.6 million of funding, respectively, and incurred $0.2 million, $7.0 million and $17.6 million of research and development expenses, respectively, in connection with the R&D Services Agreement. As of January 31, 2026 and 2025, the Company had received a total of $46.4 million of funding in connection with the R&D Services Agreement.

In January 2025, projected costs related to the R&D Services Agreement were revised down as a result of the substantial completion of the development work required. This change in estimate resulted in a $1.5 million cumulative increase of funding recognized for the fiscal year ended January 31, 2025.

(10)
Commitments and Contingencies

Hosting Service Agreement

The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 14). Future minimum purchase commitments under the non-cancelable hosting service agreement with Google as of January 31, 2026 is as follows:

(in thousands)
2027	$34,053
2028	33,427
Total purchase commitments	$67,480

Legal Proceedings

Delaware Class Action

A stockholder class action was filed in the Court of Chancery of the State of Delaware on August 19, 2024, against the former officers and directors of dMY IV and the Company. The complaint alleges that the individual defendants breached various fiduciary duties to the dMY IV stockholders and that the Company aided and abetted such breaches. The case is brought on behalf of a purported class of holders of dMY IV Class A common stock who held such stock prior to the redemption deadline for the Business Combination, did not exercise the right to redeem their shares, and were allegedly injured. Defendants filed a motion to dismiss the complaint on November 12, 2024. On January 6, 2025, the parties submitted a stipulation dismissing all claims against the Company, which the Court granted on January 8, 2025. The stockholder filed an amended complaint on January 10, 2025, which reasserts the claims against the former officers and directors for breach of fiduciary duty. On September 29, 2025, the Court denied a motion to dismiss the claims against the individual defendants. The parties are exploring mediation, with a mediation hearing scheduled for May 7, 2026. Those claims remain pending and, pursuant to the Merger Agreement, the Company remains obligated to indemnify the former officers and directors for such claims. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the consolidated balance sheets as of January 31, 2026.

Acquisition-Related Dispute

On November 14, 2025, the former shareholders of a company acquired by the Company in a prior period filed a demand for arbitration against the Company. The claimants allege, among other things, breach of the underlying acquisition agreement. The parties are currently engaged in settlement negotiations in an effort to resolve the dispute prior to the commencement of formal arbitration proceedings. While the Company intends to defend itself vigorously should a settlement not be reached, the ultimate resolution of this matter remains uncertain. The Company recorded an accrual for this matter reflected within accrued and other current liabilities on the consolidated balance sheets as of January 31, 2026.

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

During the fiscal year ended January 31, 2026, the Company recognized a $5.5 million gain relating to insurance proceeds received for damage incurred to an experimental satellite. The gain is reflected within other income (expense), net on the consolidated statements of operations.

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

(11)
Stockholders’ Equity

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

The consolidated statement of stockholders’ equity for the fiscal year ended January 31, 2024 includes 2,148,543 shares of the Company’s Class A common stock in “Other” to reflect legally outstanding shares issued in prior periods which are not considered outstanding for accounting purposes until vesting conditions are met. The amount is comprised of 1,286,043 and 862,500 shares of the Company's Class A common stock related to early exercised stock options (see Note 15) and dMY Sponsor Earn-out Shares (see Note 15), respectively. The impact of this share activity is not material to the fiscal year ended January 31, 2024 or prior periods.

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

Preferred Stock

The Company’s board of directors is authorized to issue shares of preferred stock from time to time in one or more series, each such series to have such terms as stated or expressed in the resolution or resolutions providing for the creation and issuance of such series. As of January 31, 2026 and 2025, the Company had no preferred stock issued or outstanding.

(12)
Public and Private Placement Warrants

Public and Private Placement Warrants

During the fiscal year ended January 31, 2026, the Company issued 421,263 Class A common stock shares from exercises of Public Warrants at an exercise price of $11.50 per share. As of January 31, 2026, the Company had 9,445,385 Public Warrants and 2,966,667 Private Placement Warrants, including 741,666 Private Placement Vesting Warrants, outstanding. As of January 31, 2025, the Company had 6,899,982 Public Warrants and 5,933,333 Private Placement Warrants, including 2,966,667 Private Placement Vesting Warrants, outstanding.

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

Redemptions of Public Warrants When the Price Per Share of Class A common stock Equals or Exceeds $18.00

The Company may call the Public Warrants redemption for cash:

•
in whole and not in part;
•
at a price of $0.01 per warrant;
•
upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•
if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30‑trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Redemptions of Public Warrants When the Price Per Share of Class A common stock Equals or Exceeds $10.00

The Company may redeem the Public Warrants:

•
in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cash basis prior to redemption or cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” (as defined below) of the Company’s Class A common stock; and
•
if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $10.00 per public share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends notice of redemption to the warrant holders.

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

Additionally, the 2,966,667 Private Placement Vesting Warrants vest in four equal tranches (i) when the closing price of Class A common stock equals or exceeds $15.00, $17.00, $19.00 and $21.00, over any 20 trading days within any 30 day trading period prior to December 7, 2026 or (ii) when the Company consummates a change of control transaction prior to December 7, 2026 that entitles its stockholders to receive a per share consideration of at least $15.00, $17.00, $19.00 and $21.00. During the fiscal year ended January 31, 2026, the requirements for three of the four vesting tranches were met, resulting in the vesting of 2,225,001 Private Placement Vesting Warrants.

Any right to Private Placement Vesting Warrants that remains unvested on the first business day after five years from the closing of the Business Combination will be forfeited without any further consideration.

Warrants to Purchase Class A common stock

In addition to the Public and Private Placement Warrants, there were 1,065,594 warrants to purchase shares of Class A common stock with a weighted average exercise price of $9.38 which were outstanding and exercisable as of January 31, 2026 and January 31, 2025. As of January 31, 2026, the outstanding warrants have a weighted average remaining term of 4.2 years.

(13)
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

The 2030 Notes include customary covenants and events of default after the occurrence of which the 2030 Notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after the occurrence of which the 2030 Notes become automatically due and payable. No such events have occurred as of January 31, 2026.

As of January 31, 2026, the conditions permitting the holders of the 2030 Notes to convert their 2030 Notes, or to require the Company to repurchase the 2030 Notes for cash, had not been met. Therefore, the 2030 Notes are classified as long-term.

The conversion feature was evaluated under ASC 815, “Derivatives and Hedging” and ASC 470-20 “Debt with Conversion and Other Options” and was not separated as a derivative because it met the equity scope exception; therefore, the 2030 Notes are accounted for entirely as a liability.

Debt issuance costs related to the 2030 Notes totaled $14.2 million at inception and were comprised of discounts to the initial purchasers and third-party issuance costs and will be amortized to interest expense over the term of the 2030 Notes using the effective interest method. As of January 31, 2026, the unamortized debt discount and issuance cost of the 2030 Notes was $13.1 million. As of January 31, 2026, the effective interest rate of the 2030 Notes is 1.13%. For the fiscal year ended January 31, 2026, interest expense related to the 2030 Notes consisted of the following:

(in thousands)	Year Ended January 31, 2026
Contractual interest expense	$888
Amortization of debt discount and issuance costs	1,054
Total interest expense	$1,942

Capped Calls

In connection with the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions at an aggregate cost of approximately $39.6 million. The Capped Call Transactions cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2030 Notes. The capped call transactions can be settled in cash or shares at the Company’s option and are expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. The Capped Call Transactions each have an initial strike price of approximately $11.95 per share and an initial cap price of $18.04 per share, which represents a premium of 100% over the last reported sale price of the Class A common stock on September 9, 2025, and are subject to certain adjustments under the terms of the Capped Call Transactions. The Company evaluated the Capped Call Transactions and determined that they should be accounted for as separate transactions from the 2030 Notes. The costs to purchase the Capped Call Transactions were recorded as a reduction to additional paid-in capital in the consolidated balance sheets since they are indexed to the Company’s stock and met the criteria to be classified in stockholders' equity in accordance with ASC 815-40, Contracts in Entity's Own Equity.

(14)
Related Party Transactions

As of January 31, 2026 and 2025, Google held 34,422,330 and 31,942,641 shares of the Company’s Class A common stock, respectively, and, as such, owned greater than 10% of outstanding shares of the Company’s Class A common stock.

In April 2017, the Company and Google entered into a five year content license agreement pursuant to which the Company licensed content to Google. In April 2022, the agreement automatically renewed for a period of one year and in April 2023, the agreement expired. For the fiscal year ended January 31, 2024, the Company recognized revenue of $0.3 million, related to the content license agreement.

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

The Company purchases hosting and other services from Google, of which $9.0 million and $10.6 million is deferred as of January 31, 2026 and 2025, respectively. The Company recorded $26.0 million of expense during the fiscal year ended January 31, 2026 relating to hosting and other services provided by Google, of which $23.4 million was classified as cost of revenue and $2.6 million was classified as research and development. The Company recorded $26.6 million of expense during the fiscal year ended January 31, 2025 relating to hosting and other services provided by Google, of which $23.9 million was classified as cost of revenue and $2.7 million was classified as research and development. The Company recorded $28.7 million of expense during the fiscal year ended January 31, 2024 relating to hosting and other services provided by Google, of which $25.8 million was classified as cost of revenue and $2.9 million was classified as research and development.

As of January 31, 2026 and 2025, the Company’s accrued and other current liabilities balance included $2.5 million and $2.4 million related to hosting and other services provided by Google, respectively.

On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increased the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 10 for future Google hosting purchase commitments, including the amended commitments, as of January 31, 2026.

(15)
Stock-based Compensation

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

Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Cost of revenue	$7,227	$4,028	$3,909
Research and development	21,660	18,403	25,889
Sales and marketing	8,015	8,736	10,220
General and administrative	20,698	19,657	19,458
Total expense	57,600	50,824	59,476
Capitalized to internal-use software development costs and property and equipment	(2,605)	(2,339)	(2,344)
Total stock-based compensation expense	$54,995	$48,485	$57,132

Stock Options

A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2023	33,721,774	$5.08	6.3
Exercised	(3,133,394)	2.36
Forfeited	(3,631,427)	5.48
Balances at January 31, 2024	26,956,953	5.34	5.7
Exercised	(1,956,382)	2.95
Forfeited	(1,845,481)	5.99
Balances at January 31, 2025	23,155,090	5.49	4.9
Exercised	(6,647,486)	3.96
Forfeited	(1,974,901)	9.19
Balances at January 31, 2026	14,532,703	$5.69	4.4	$280,184
Vested and exercisable at January 31, 2026	14,344,424	$5.64	4.4	$277,319

The intrinsic value of options exercised during the fiscal years ended January 31, 2026, 2025 and 2024 was $63.3 million, $2.7 million and $4.1 million, respectively.

A summary of options outstanding and exercisable by price at January 31, 2026 are as follows:

	Options Outstanding		Options Exercisable
Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Life (in Years)	Number of Options	Weighted Average Remaining Contractual Life (in Years)
$2.33	170,597	0.3	170,597	0.3
$3.69	310,296	1.5	310,296	1.5
$3.82	73,711	2.5	73,711	2.5
$3.92	2,471,008	3.5	2,471,008	3.5
$4.04	6,624,993	4.3	6,624,993	4.3
$5.25	710,725	5.0	710,725	5.0
$9.75	4,171,373	5.4	3,983,094	5.4
	14,532,703		14,344,424

As of January 31, 2026, total unrecognized compensation cost related to stock options was $1.0 million. These costs are expected to be recognized over a weighted average remaining period of approximately 0.3 years.

Restricted Stock Units

A summary of RSU activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2023	16,972,601	$5.90
Vested	(8,238,335)	5.33
Granted	22,941,871	3.79
Forfeited	(4,957,371)	4.91
Balances at January 31, 2024	26,718,766	$4.45
Vested	(12,841,811)	3.92
Granted	27,021,313	2.37
Forfeited	(8,289,041)	3.66
Balances at January 31, 2025	32,609,227	$3.14
Vested	(15,137,256)	3.46
Granted	13,620,262	4.77
Forfeited	(2,578,272)	3.29
Balances at January 31, 2026	28,513,961	$3.73

RSUs generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.

Stock-based compensation expense recognized for RSUs during the fiscal years ended January 31, 2026, 2025 and 2024 was $51.5 million, $40.8 million and $39.2 million, respectively.

As of January 31, 2026, total unrecognized compensation cost related to RSUs was $95.8 million. These costs are expected to be recognized over a weighted average remaining period of approximately 2.4 years.

Performance Vesting Restricted Stock Units

During the fiscal year ended January 31, 2026, the Company granted 190,042 performance vesting restricted stock units (“PSUs”) to certain members of the Company’s senior management. A portion of the PSUs are subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the first half of the fiscal year ended January 31, 2026 and the remaining portion is subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the entire fiscal year ended January 31, 2026. Vesting is also subject to continued service through the applicable vesting dates, and the actual number of PSUs that may vest ranges from 0% to 125% of the PSUs granted based on achievement of the targets.

Stock-based compensation expense recognized for PSUs during the fiscal years ended January 31, 2026, 2025, and 2024 was $0.9 million, $1.0 million, and $0.9 million, respectively. As of January 31, 2026, total unrecognized compensation cost related to PSUs was $0.1 million, which is expected to be recognized over a period of approximately 0.2 years.

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

Stock-based compensation expense recognized related to ESPP during the fiscal years ended January 31, 2026 and 2025 was $1.5 million and $0.7 million, respectively. As of January 31, 2026, total unrecognized compensation cost related to ESPP was $0.3 million. These costs are expected to be recognized over a period of approximately 0.2 years.

Early Exercises of Stock Options

The Legacy Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. Stock options that are early exercised are subject to a repurchase option that allows the Company to repurchase within ninety days of an individual’s termination for any reason, any unvested shares of such individual for a repurchase price equal to the lesser of the then-current fair market value of a share and the amount previously paid by the individual for such unvested shares. During the fiscal year ended January 31, 2022, the Company issued 1,838,207 shares of Class A common stock upon the early exercise of unvested stock options. As of January 31, 2026, the Company had a $1.8 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 183,820.

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

During the fiscal year ended January 31, 2026, 2,046,500 Earn-Out shares vested resulting in the issuance of Class A common stock shares. No Earn-out shares vested during the fiscal years ended January 31, 2025 and 2024. As of January 31, 2026 and 2025, there were 682,809 and 2,922,188 Earn-out Shares outstanding relating to Former Planet equity award holders, respectively.

During the fiscal year ended January 31, 2024, the Company recognized $4.2 million of stock-based compensation expense related to the Earn-out Shares. As of January 31, 2024, there was no remaining unrecognized compensation cost related to the Earn-out Shares.

Other Stock-based Compensation

In connection with the acquisition of VanderSat B.V. (“VanderSat”) on December 13, 2021, the Company issued 543,391 shares of Class A common stock to an employee and former owner of VanderSat which are accounted for as stock-based compensation because the shares were subject to forfeiture based on post-acquisition time-based service vesting. The shares vested in quarterly increments over two years commencing on December 13, 2021. The fair value was determined to be $9.47 per share based on the quoted closing price of the Company’s Class A common stock on the date of the acquisition. During the fiscal years ended January 31, 2024, the Company recognized $2.2 million of stock-based compensation expense related to these shares.

(16)
Income Taxes

The components of the loss before income taxes are as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Domestic	$(247,748)	$(123,996)	$(146,582)
Foreign	5,543	3,260	6,888
Total loss before income taxes	$(242,205)	$(120,736)	$(139,694)

The provision for (benefit from) income taxes consists of the following:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Current
Federal	$37	$—	$—
State	43	54	36
Foreign	4,519	2,308	631
Total current tax provision	4,599	2,362	667
Deferred
Federal	197	(642)	57
State	(144)	715	77
Foreign	3	25	14
Total deferred tax benefit	56	98	148
Income tax provision	$4,655	$2,460	$815

On July 4, 2025, the One Big Beautiful Bill Act was enacted. The Company has evaluated the provisions in the Act and determined that there was immaterial impact to the Company's current year effective tax rate and its consolidated financial statements.

A reconciliation of the statutory federal income tax rate with the effective tax rate after the adoption of ASU 2023-09 is as follows:

	Year ended January 31, 2026
(in thousands)	Amounts	Percent
U.S. Federal Statutory Rate	$(50,863)	21.0%
Domestic Federal
Research credits	(9,785)	4.0%
Nontaxable and nondeductible items, net
Stock-based compensation	(33,404)	13.8%
Revaluation gain/loss	33,992	(14.0)%
Excess officers compensation	7,523	(3.1)%
Other adjustments	207	(0.1)%
Cross-border tax laws	37	—
Other reconciling items	(841)	0.4%
Change in Valuation Allowance	52,529	(21.7)%
Changes in Unrecognized Tax Benefits	3,326	(1.4)%
State taxes, net of federal benefit(1)	(950)	0.4%
Foreign tax effects
Other foreign jurisdictions	2,884	(1.2)%
Total Tax Provision	4,655	(1.9)%

(1) State tax benefits in California made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation between the U.S. federal statutory income tax and the Company’s effective tax rates as a percentage of loss before income taxes prior to the adoption of ASU 2023-09 is as follows:

	Year Ended January 31,
	2025	2024
Provision computed at federal statutory rate	21.0%	21.0%
States taxes, net of federal benefit	3.1%	3.9%
Foreign rate differential	(2.2)%	0.1%
Revaluation gain/loss	(3.2)%	2.1%
Stock-based compensation	(4.2)%	(4.7)%
Tax credits	4.9%	4.3%
Change in valuation allowance	(21.0)%	(26.3)%
Other	(0.4)%	(1.0)%
Effective tax rate	(2.0)%	(0.6)%

The components of the Company’s deferred tax assets and liabilities are as follows:

	January 31,
(in thousands)	2026	2025	2024
Deferred tax assets
Net operating loss carryforwards	$240,682	$142,757	$138,968
Tax Credit carryforwards	49,538	38,107	32,540
Stock-based compensation	18,296	18,207	18,984
Capitalized research expenses	20,810	67,048	48,527
Property and Equipment	16,255	19,214	11,759
Excess interest expense	—	1,542	3,776
Operating lease liability	3,374	4,724	5,525
Other	9,089	5,679	6,580
Total deferred tax assets	358,044	297,278	266,659
Valuation allowance	(345,795)	(284,882)	(254,929)
Total deferred tax assets	12,249	12,396	11,730
Deferred tax liabilities
Operating lease right-of-use assets	(3,120)	(4,253)	(4,886)
Intangible assets	(9,588)	(8,546)	(7,150)
Total deferred tax liabilities	(12,708)	(12,799)	(12,036)
Net deferred tax assets (liabilities)	$(459)	$(403)	$(306)

As of January 31, 2026, the Company had a net deferred tax liability of $0.5 million. The Company had deferred tax assets of $358.0 million and $297.3 million before valuation allowances as of January 31, 2026 and 2025, respectively. The Company assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some or all of its deferred tax assets will not be realized. The Company evaluates all available positive and negative evidence such as past operating results, future reversals of existing deferred tax liabilities, projected future taxable income, as well as prudent and feasible tax-planning strategies. Management believes that it is more likely than not that the majority of U.S. and foreign deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance against its deferred tax assets in these jurisdictions.

The net change in the total valuation allowance is as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Valuation allowance, beginning of year	$284,882	$254,929	$211,813
Change in valuation allowance	60,913	29,953	43,116
Valuation allowance, end of year	$345,795	$284,882	$254,929

The Company considers the undistributed earnings of its foreign subsidiaries permanently reinvested in foreign operations and has not provided for U.S. income taxes on such earnings. As of January 31, 2026, the Company’s unremitted earnings from its foreign subsidiaries were $31.0 million and the corresponding unrecognized deferred U.S. income tax liability is not material.

The Company is subject to income taxes in the United States and various foreign jurisdictions. As of January 31, 2026, the Company had approximately $967.3 million of federal net operating loss (“NOL”) carryforward, of which $259.2 million will expire at various dates through 2038 and $708.1 million has an indefinite carryforward. Additionally, the Company had state and foreign NOL carryforwards of $603.6 million and $2.1 million, respectively. The state and foreign NOL carryforwards might be available to offset future taxable income, which will expire in varying amounts beginning in 2026. An insignificant amount of NOL and credits carryforwards may be subject to annual limitations under Internal Revenue Code Section 382.

As of January 31, 2026, the Company had approximately $41.9 million of federal and $24.4 million of California research and development credit carryforwards available to reduce future taxable liability. The federal credit carryforwards will expire beginning in 2032 and California credits can be carried forward indefinitely.

The Company’s unrecognized tax benefits are as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Beginning of year	$10,207	$8,717	$6,900
Additions based on tax positions related to the current year	3,036	1,490	1,616
Additions for tax positions of prior years	529	—	201
Reductions for tax positions of prior years	(16)	—	—
End of year	$13,756	$10,207	$8,717

As of January 31, 2026, the Company’s estimated gross unrecognized tax benefits were $13.8 million, none of which, if recognized, would affect the effective tax rate. The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the provision for taxes. The Company accrued $0.3 million for interest as of January 31, 2026 and no such expenses were incurred in the prior years presented.

The Company does not anticipate the total amounts of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The amounts of income taxes paid by the Company were as follows:

(in thousands)	Year ended January 31, 2026
Austria	$232
Columbia	928
Germany	808
Slovenia	933
Other	502
Total income taxes, net of tax refunds	$3,403

The amount of income taxes paid (received) by the Company during the fiscal years ended January 31, 2025 and 2024, was $1.8 million and $(0.2) million, respectively.

The Company files U.S. federal, various state and foreign income tax returns. The Company is not currently under audit by any taxing authorities. All tax years remain open to examination by taxing jurisdictions to which the Company is subject.

(17)
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

	Year Ended January 31,
	2026	2025	2024
Numerator:
Net loss attributable to common stockholders	$(246,860)	$(123,196)	$(140,509)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	307,799,424	292,124,291	279,585,698
Basic and diluted net loss per share attributable to common stockholders	$(0.80)	$(0.42)	$(0.50)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	Year Ended January 31,
	2026	2025	2024
Warrants to purchase Class A common stock	1,065,594	1,065,594	1,065,594
Common stock options	14,532,703	23,155,090	26,956,953
Restricted Stock Units	28,513,961	32,609,227	26,718,766
Performance vesting Restricted Stock Units	237,553	260,597	—
Shares committed under ESPP	77,306	362,603	—
Earn-out Shares	6,047,434	24,381,198	25,067,455
dMY Sponsor Earn-out Shares	215,625	862,500	862,500
Public Warrants	9,445,385	6,899,982	6,899,982
Private Placement Warrants	2,966,667	5,933,333	5,933,333
Early exercised common stock options, subject to future vesting	183,820	551,460	919,100
If-converted common shares from 2030 Notes	38,488,890	—	—
	101,774,938	96,081,584	94,423,683

On September 12, 2025, the Company issued $460.0 million in aggregate principal amount of the 2030 Notes. The initial conversion rate for the 2030 Notes is 83.6715 shares of Class A common stock per $1,000 principal amount of the 2030 Notes. The Company applies the if-converted method in computing the effect of the 2030 Notes on diluted net income per share attributable to common shareholders. The 2030 Notes were not included for purposes of calculating the number of diluted shares outstanding as their effect would have been anti-dilutive. In connection with the issuance of the 2030 Notes, the Company entered into the Capped Call Transactions, which were not included for purposes of calculating the number of diluted shares outstanding as their effect would have been anti-dilutive. The Capped Call Transactions are expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event of the market price per share of the Class A common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. Refer to Note 13 "Convertible Notes" for further information.

(18)
Segment and Geographic Information

The Company has determined that it operates in one operating and reportable segment as the CODM reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net loss, as reported on our Consolidated Statements of Operations, in evaluating performance of the Company’s single segment, monitoring budget versus actual results, and determining how to allocate resources of the Company as a whole.

Financial information for the Company’s reportable segment was as follows:

	Year Ended January 31,
(in thousands)	2026	2025	2024
Revenue	$307,727	$244,352	$220,696
Less: Significant and other segment expenses
Cost of revenue (1)	94,138	63,696	62,435
Research and development (1)	80,251	73,883	83,377
Sales and marketing (1)	63,591	63,852	73,167
General and administrative (1)	54,252	53,548	57,001
Depreciation and amortization	41,825	45,637	47,639
Stock-based compensation	54,995	48,485	57,132
Restructuring costs (2)	20	10,574	7,376
Employee transaction bonuses in connection with the Sinergise business combination (See Note 5)	—	—	2,317
Interest expense	3,436	832	—
Employer payroll taxes related to earnout share vesting	2,539	—	—
Certain litigation expenses (3)	11,189	799	—
Other segment items (4)	148,351	6,242	(29,239)
Consolidated net loss	(246,860)	(123,196)	(140,509)

(1) Exclusive of the following items shown separately; Depreciation and amortization, stock-based compensation, restructuring costs, employee transaction bonuses in connection with the Sinergise business combination, employer payroll taxes related to earnout share vesting, and certain litigation expenses.

(2) Exclusive of stock-based compensation shown separately. Refer to Note 7.

(3) Expenses relating to the Delaware class action lawsuit and acquisition related earnout contingent consideration dispute. Refer to Note 10.

(4) Includes interest income, change in fair value of warrant liabilities, other income (expense), net and provision for income taxes. Refer to the consolidated statements of operations.

Capital expenditures, which consists of purchases of property and equipment and capitalized internal-use software costs, for the fiscal years ended January 31, 2026, 2025, and 2024 was $81.5 million, $49.6 million, and $42.4 million, respectively.

The Company’s long-lived assets by geographic region are as follows:

	January 31,
(in thousands)	2026	2025
United States	$143,011	$116,042
Rest of world	7,562	5,707
Total property and equipment, net	$150,573	$121,749

The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of January 31, 2026 and 2025.

(19)
Defined Contribution Plan

The Company sponsors a defined-contribution savings plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, covering substantially all full-time U.S. employees. Participating employees may contribute a percentage of their qualifying annual compensation up to the annual Internal Revenue Service contribution limit. The 401(k) plan was adopted in 2013. Beginning January 1, 2026, the Company commenced matching employee contributions at a rate of 100%, with a maximum matching employer annual contribution of $2,000 per employee. Total matching contributions under the defined-contribution savings plan amounted to $0.7 million for the fiscal year ended January 31, 2026.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not Applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of January 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information that we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management, under the supervision of our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2026 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of January 31, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. Our independent registered public accounting firm, KPMG LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 9B. Other Information

During the three months ended January 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2026.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2026.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of January 31, 2026.

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

3.1	Certificate of Incorporation of Planet Labs PBC (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

3.2	Amended and Restated Bylaws of Planet Labs PBC (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 29, 2024)

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

4.3

Indenture, dated September 12, 2025, between Planet Labs PBC and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 12, 2025)

4.4	Form of 0.50% Convertible Senior Note due 2030 (included in Exhibit 4.3)

10.1	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 13, 2021)

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

10.14#	Planet Labs PBC 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Form S-8, filed with the SEC on February 15, 2022)

10.15#	Planet Labs PBC Outside Director Compensation Policy, as amended (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2025)

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

10.19#	Planet Labs PBC Executive Severance Plan and Participation Notice (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report to Form 10-Q, filed with the SEC on December 8, 2023)

10.20^

Google Cloud Platform License Agreement, dated December 15, 2016, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.21^

Google Cloud Platform Addendum, dated February 13, 2020, by and between Planet Labs Inc. and Google Inc. (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-4 (File No. 333-258431))

10.22^

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

10.26	Form of Capped Call Confirmation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on September 12, 2025)

16.1

Letter from Ernst & Young LLP to the Securities and Exchange Commission dated April 4, 2024 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on April 5, 2024)

19.1	Planet Labs PBC Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2025)

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*+	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

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

PLANET LABS PBC

Date: March 23, 2026	By:	/s/ William Marshall
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

Signature	Title	Date

/s/ William Marshall	Chief Executive Officer and Chairperson of the Board (Principal Executive Officer)	March 23, 2026
William Marshall

/s/ Ashley Johnson	President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2026
Ashley Johnson

/s/ Robert Schingler, Jr.	Director	March 23, 2026
Robert Schingler, Jr.

/s/ Carl Bass	Director	March 23, 2026
Carl Bass

/s/ Ita Brennan	Director	March 23, 2026
Ita Brennan

/s/ Vijaya Gadde	Director	March 23, 2026
Vijaya Gadde

/s/ John W. Raymond	Director	March 23, 2026
John W. Raymond

/s/ Scott Reese	Director	March 23, 2026
Scott Reese

/s/ Kristen Robinson	Director	March 23, 2026
Kristen Robinson

/s/ Gary Smith	Director	March 23, 2026
Gary Smith