Form 10-K/A
period 2026-01-31
Planet Labs PBC
filed 2026-06-05
CIK 1836833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its 2026 Annual Meeting of Stockholders, which was filed with the Securities and Exchange Commission within 120 days of January 31, 2026, are incorporated by reference into Part III of the Annual Report on Form 10-K for the registrant's fiscal year ended January 31, 2026, as amended by this Amendment No. 1 hereto.

Explanatory Note

Planet Labs PBC (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended January 31, 2026, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2026 (the “Original Filing”). This Amendment is being filed to amend Part II “Item 9B. Other Information” by adding Rule 10b5-1 trading arrangements entered into by each of Ita Brennan, Kristen Robinson, and Gen. John W. Raymond, directors of the Company, during the three months ended January 31, 2026, which were inadvertently omitted from the disclosure included in the Original Filing and to amend Part IV “Item 15. Exhibits, Financial Statement Schedules” by adding Exhibit 97.1, Planet Labs PBC Policy For Recovery of Erroneously Awarded Compensation, which was inadvertently omitted from the disclosure included in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Item 15 hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Filing or reflect any events that have occurred after the Original Filing was made. Information in the Original Filing not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Filing was made. No changes have been made to the financial statements of the Company as contained in the Original Filing. Accordingly, this Amendment should be read together with the Original Filing and the Company’s other filings with the SEC.

Item 9B. Other Information

Securities Trading Plans of Directors and Executive Officers

On January 14, 2026, Ita Brennan, a member of our board of directors, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 71,000 shares of Class A common stock. The plan is scheduled to terminate on January 31, 2027, subject to early termination for certain specified events set forth therein.

On January 22, 2026, Kristen Robinson, a member of the board of directors, through The Gary and Kristen Robinson Trust DTD 1/3/2007 (the “Robinson Trust”), an entity for which Ms. Robinson serves as trustee, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 117,107 shares of Class A common stock held by the Robinson Trust. The plan is scheduled to terminate on January 31, 2027, subject to early termination for certain specified events set forth therein.

On January 22, 2026, Gen. John W. Raymond, a member of the board of directors, through Raymond Family Rev Trust U/A DTD 05/30/2023 (the “Raymond Trust”), an entity for which Gen. Raymond serves as trustee, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 32,468 shares of Class A common stock held by the Raymond Trust. The plan is scheduled to terminate on January 31, 2027, subject to early termination for certain specified events set forth therein.

Except as set forth above, no director or officer, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during the three months ended January 31, 2026.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) All financial statements:

The consolidated financial statements of the Company are listed in the index under Part II, Item 8, of the Original Filing.

(a)(2) Financial statement schedules:

All financial statement schedules for the Company have been included in the consolidated financial statements in Part II, Item 8 of the Original Filing or the related footnotes, or are either inapplicable or not required.

Item 15(b) Exhibits:

The exhibits listed below are filed as part of, or incorporated by reference into, this Amendment.

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

19.1	Planet Labs PBC Insider Trading Compliance Policy (incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 26, 2025)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2026)

23.1	Consent of Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2026)

23.2	Consent of Former Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2026)

31.1

Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2026)

31.2

Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(incorporated by reference to Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2026)

31.3*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+

Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 23, 2026)

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

* Filed herewith.

+ The certifications furnished in Exhibit 32.1 hereto are deemed to accompany the Original Filing and will not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLANET LABS PBC

Date: June 5, 2026	By:	/s/ William Marshall
William Marshall Chief Executive Officer