Form 10-Q
period 2026-04-30
Planet Labs PBC
filed 2026-06-05
CIK 1836833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

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

The registrant had 332,908,730 outstanding shares of Class A common stock and 23,493,796 outstanding shares of Class B common stock as of June 1, 2026.

Unless the context otherwise requires, the “Company”, “Planet”, “we”, “our”, “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended April 30, 2026 (the “Form 10-Q” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Factors that may impact such forward-looking statements include:

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
•
our expectations regarding our data set and business model, including our satellite services model; and our ability to improve our data and offer software and analytic solutions to improve the value of our data;
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

Part I. - Financial Information

Item 1. Financial Statements.

Planet Labs PBC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)	April 30, 2026	January 31, 2026
Assets
Current assets
Cash and cash equivalents	$368,090	$229,441
Restricted cash and cash equivalents, current	896	642
Short-term investments	362,745	410,649
Accounts receivable, net of allowance of $8 and $3, respectively	61,605	83,528
Inventories	9,343	6,118
Prepaid expenses and other current assets	46,299	44,984
Total current assets	848,978	775,362
Property and equipment, net	159,145	150,573
Capitalized internal-use software, net	20,980	21,475
Goodwill	143,111	143,452
Intangible assets, net	25,156	26,633
Restricted cash and cash equivalents, non-current	6,610	5,471
Operating lease right-of-use assets	39,507	14,588
Other non-current assets	7,944	8,132
Total assets	$1,251,431	$1,145,686
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$9,040	$10,612
Accrued and other current liabilities	58,539	55,874
Deferred revenue	230,682	220,572
Liability from early exercise of stock options	896	1,793
Operating lease liabilities, current	3,392	7,296
Public and private placement warrant liabilities	—	173,308
Total current liabilities	302,549	469,455
Deferred revenue	16,240	27,522
Deferred hosting costs	3,210	4,034
Operating lease liabilities, non-current	37,074	8,300
Convertible notes	447,569	446,884
Other non-current liabilities	1,085	1,060
Total liabilities	807,727	957,255
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at April 30, 2026 and January 31, 2026, 332,899,400 and 312,421,506 Class A shares issued and outstanding at April 30, 2026 and January 31, 2026, respectively, 23,493,796 and 22,909,742 Class B shares issued and outstanding at April 30, 2026 and January 31, 2026, respectively, 0 Class C shares issued and outstanding at April 30, 2026 and January 31, 2026	36	34
Additional paid-in capital	2,027,480	1,631,896
Accumulated other comprehensive income (loss)	4,921	6,362
Accumulated deficit	(1,588,733)	(1,449,861)
Total stockholders’ equity	443,704	188,431
Total liabilities and stockholders’ equity	$1,251,431	$1,145,686

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended April 30,
(in thousands, except share and per share amounts)	2026	2025
Revenue	$94,150	$66,265
Cost of revenue	43,749	29,662
Gross profit	50,401	36,603
Operating expenses
Research and development	33,420	23,074
Sales and marketing	22,782	16,314
General and administrative	29,087	19,986
Total operating expenses	85,289	59,374
Loss from operations	(34,888)	(22,771)
Interest income	5,153	1,884
Interest expense	(1,446)	(499)
Change in fair value of warrant liabilities	(106,474)	10,387
Other income (expense), net	(206)	(701)
Total other income (expense), net	(102,973)	11,071
Loss before provision for income taxes	(137,861)	(11,700)
Provision for income taxes	1,011	928
Net loss	$(138,872)	$(12,628)
Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(0.04)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	345,524,328	300,267,952

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended April 30,
(in thousands)	2026	2025
Net loss	$(138,872)	$(12,628)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(728)	4,775
Change in fair value of available-for-sale securities	(713)	16
Other comprehensive income (loss), net of tax	(1,441)	4,791
Comprehensive loss	$(140,313)	$(7,837)

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 31, 2025	300,095,288	$28	$1,645,356	$(1,097)	$(1,203,001)	$441,286
Issuance of Class A common stock from the exercise of common stock options	683,189	—	1,570	—	—	1,570
Issuance of Class A common stock upon vesting of restricted stock units	3,380,365	—	—	—	—	—
Issuance of Class A common stock for employee stock purchase program	500,589		936			936
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(1,256,064)	—	(5,264)	—	—	(5,264)
Stock-based compensation	—	—	13,215	—	—	13,215
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	16	—	16
Change in translation	—	—	—	4,775	—	4,775
Net loss	—	—	—	—	(12,628)	(12,628)
Balances at April 30, 2025	303,403,367	$28	$1,656,709	$3,694	$(1,215,629)	$444,802

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 31, 2026	335,331,248	$34	$1,631,896	$6,362	$(1,449,861)	$188,431
Issuance of Class A common stock from the exercise of common stock options	861,875	—	3,769	—	—	3,769
Issuance of Class A common stock upon vesting of restricted stock units	3,538,669	—	—	—	—	—
Issuance of Class A common stock for employee stock purchase program	163,448	—	1,913	—	—	1,913
Issuance of Class A common stock from the exercise of warrants	11,089,258	1	387,582	—		387,583
Issuance of Class A and Class B common stock upon vesting of earnout contingent consideration	6,047,434	1	(1)	—	—	—
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(638,736)	—	(15,491)	—	—	(15,491)
Stock-based compensation	—	—	16,916		—	16,916
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(713)	—	(713)
Change in translation	—	—	—	(728)	—	(728)
Net loss	—	—	—	—	(138,872)	(138,872)
Balances at April 30, 2026	356,393,196	$36	$2,027,480	$4,921	$(1,588,733)	$443,704

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended April 30,
(in thousands)	2026	2025
Operating activities
Net loss	$(138,872)	$(12,628)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	11,189	11,082
Stock-based compensation, net of capitalized cost of $455 and $673, respectively	16,461	12,542
Change in fair value of warrant liabilities	106,474	(10,387)
Change in fair value of contingent consideration	—	(41)
Other	(331)	1,229
Changes in operating assets and liabilities
Accounts receivable	22,466	(21,185)
Inventories	(731)	—
Prepaid expenses and other assets	(3,357)	1,254
Accounts payable, accrued and other liabilities	4,081	(8,915)
Deferred revenue	(1,143)	42,072
Deferred hosting costs	(797)	2,323
Net cash provided by operating activities	15,440	17,346
Investing activities
Purchases of property and equipment	(17,310)	(8,119)
Capitalized internal-use software	(647)	(1,225)
Maturities of available-for-sale securities	37,487	11,123
Sales of available-for-sale securities	44,525	582
Purchases of available-for-sale securities	(33,367)	—
Purchases of licensed imagery intangible assets	(274)	(621)
Net cash provided by investing activities	30,414	1,740
Financing activities
Proceeds from the exercise of common stock options	3,552	2,962
Payments for withholding taxes related to the net share settlement of equity awards	(17,340)	(5,264)
Proceeds from employee stock purchase program	1,328	346
Payments of contingent consideration for business acquisitions	—	(4,820)
Proceeds from the exercise of warrants	107,801	—
Other	(138)	(2,383)
Net cash provided by (used in) financing activities	95,203	(9,159)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(1,015)	5,683
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	140,042	15,610
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	235,554	129,994
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$375,596	$145,604

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

(2)
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Operating results for the three months ended April 30, 2026 are not necessarily indicative of the results expected for the fiscal year ending January 31, 2027 or any other future period.

The unaudited condensed consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include the accounts of Planet Labs PBC and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company’s fiscal year end is January 31.

Certain notes or other information that are normally required by U.S. GAAP have been condensed or omitted if they substantially duplicate the disclosures contained in the Company’s annual audited consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements should be read in connection with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2026 Form 10-K”).

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands, Slovenia, Austria, and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss at April 30, 2026 that the Company would incur if all parties to cash, cash equivalents, and short-term investments failed completely to perform according to the terms of the contracts is $729.8 million.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. One customer accounted for 33% of accounts receivable as of April 30, 2026 and January 31, 2026.

For the three months ended April 30, 2026, two customers accounted for 15% and 11% of revenue, respectively. For the three months ended April 30, 2025, three customers accounted for 16%, 14%, and 11% of revenue, respectively.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 of its Consolidated Financial Statements included in the 2026 Form 10-K.

Recently Adopted Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (“Topic 326”), which provides all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and contract assets. The Company adopted the new guidance effective February 1, 2026 and applied the requirements prospectively. The adoption of this standard did not have a material effect on the consolidated financial results.

Recent Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to enhance specified information about certain costs and expenses at each interim and annual reporting period so that investors can better understand an entity’s overall performance. Additionally, in January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of ASU No. 2024-03. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 31, 2027, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

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

(3)
Revenue

Deferred Revenue

During the three months ended April 30, 2026 and 2025, the Company recognized revenue of $57.9 million and $31.8 million, respectively, that had been included in deferred revenue as of January 31, 2026 and 2025, respectively.

Remaining Performance Obligations

The Company often enters into multi-year imagery licensing and dedicated capacity arrangements with its customers, whereby the Company generally invoices the amount for the first year of the contract at signing followed by subsequent annual invoices. The Company has also entered into multi-year satellite services arrangements in which we build and operate satellites owned by the customer, whereby the Company generally invoices based on specified contractual milestones or fixed due dates throughout the contract term. Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $816.0 million as of April 30, 2026. The Company expects to recognize approximately 35% of the remaining performance obligations within the next 12 months, approximately 66% of the remaining obligations within the next 24 months, and the remainder thereafter.

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

During the three months ended April 30, 2026 and 2025, the Company capitalized $0.5 million and $0.1 million of deferred commission expenditures to be amortized in future periods, respectively. The Company’s amortization of deferred commission expenditures was $0.5 million and $0.7 million for the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026 and January 31, 2026, deferred commissions consisted of the following:

(in thousands)	April 30, 2026	January 31, 2026
Deferred commission, current	$2,089	$1,913
Deferred commission, non-current	2,221	2,409
Total deferred commission	$4,310	$4,322

The current portion of deferred commissions are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The non-current portion of deferred commissions are included in other non-current assets on the condensed consolidated balance sheets.

Disaggregation of Revenue

The following table disaggregates revenue by major geographic region:

	Three Months Ended April 30,
(in thousands)	2026	2025
North America ("NAM")	$37,037	$29,533
Asia Pacific & Japan ("APJ")	19,307	15,307
Europe, Middle East, & Africa ("EMEA")	35,053	18,849
Latin America ("LATAM")	2,753	2,576
Total revenue	$94,150	$66,265

The following table disaggregates revenue by customer type:

	Three Months Ended April 30,
(in thousands)	2026	2025
Civil Government	$16,169	$16,280
Commercial	16,595	13,338
Defense & Intelligence	61,386	36,647
Total revenue	$94,150	$66,265

(4)
Fair Value of Financial Assets and Liabilities

Assets and liabilities recognized or disclosed at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their respective fair values.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of April 30, 2026 and January 31, 2026 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

	April 30, 2026
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$234,366	$—	$—
Restricted cash equivalents: money market funds	5,926	—	—
Short-term investments:
U.S. Treasury securities	208,582	—	—
Commercial paper	—	2,331	—
Corporate bonds	—	151,832	—
Total assets	$448,874	$154,163	$—

	January 31, 2026
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$99,181	$—	$—
Corporate bonds	—	$2,584	—
Restricted cash equivalents: money market funds	5,926	—	—
Short-term investments:
U.S. Treasury securities	212,897	—	—
Commercial paper	—	4,601	—
Corporate bonds	—	193,151	—
Total assets	$318,004	$200,336	$—
Liabilities
Public Warrants	$128,363	$—	$—
Private Placement Warrants	—	—	44,945
Total liabilities	$128,363	$—	$44,945

The fair value of cash held in banks and accrued and other current liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.

Money Market Funds

The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds during the three months ended April 30, 2026 and 2025.

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

The Private Placement Warrants (excluding the Private Placement Vesting Warrants) were valued based on a Black-Scholes option pricing model. Due to the market condition vesting requirements, the fair value of the Private Placement Vesting Warrants were valued using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Private Placement Warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility. The expected volatility input utilized for the fair value measurements of the Private Placement Warrants as of January 31, 2026 was 95%.

Contingent Consideration for Acquisitions

The Company has recorded contingent consideration liabilities in connection with its acquisitions of Salo Sciences and Sinergise (see Note 5 of the Company’s Consolidated Financial Statements included in the 2026 Form 10-K). The Company measures the fair value of the contingent consideration liabilities based on significant inputs not observable in the market, which caused them to be classified as a Level 3 measurement within the fair value hierarchy.

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

Level 3 Disclosures

The following is a roll-forward of Level 3 liabilities measured at fair value for the three months ended April 30, 2026 and 2025:

(in thousands)	Private Placement Warrants	Technical Milestone Contingent Consideration (1)	Customer Contract Earnout Contingent Consideration (1)
Fair value at end of year, January 31, 2025	$8,900	$5,980	$1,578
Payments	—	(3,250)	(1,570)
Change in fair value	(5,488)	(33)	(8)
Fair value at April 30, 2025	$3,412	$2,697	$—

Fair value at end of year, January 31, 2026	$44,945	$—	$—
Private placement warrant exercises	(41,079)	—	—
Change in fair value	(3,866)	—	—
Fair value at April 30, 2026	$—	$—	$—

(1) Changes in fair value of the contingent consideration liability for the Salo Sciences technical milestone payments are included within research and development expenses. Changes in fair value of the Salo Sciences contingent consideration liability for customer contract earnout payments are included within sales and marketing expenses.

Financial Instruments Not Recorded at Fair Value

As of April 30, 2026, $460.0 million in aggregate principal amount of the 2030 Notes (as defined below) was outstanding, with an estimated fair value of $1,442.9 million. The estimated fair value of the 2030 Notes was determined based on quoted market prices on the last trading day of the reporting period and are categorized as Level 2 financial instruments, as the 2030 Notes are not actively traded.

Other

The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of April 30, 2026 and January 31, 2026, there were no material non-financial assets recorded at fair value.

(5)
Balance Sheet Components

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.

The Company had restricted cash and cash equivalents balances of $7.5 million and $6.1 million as of April 30, 2026 and January 31, 2026, respectively.

The restricted cash and cash equivalents balances as of April 30, 2026 and January 31, 2026 primarily consisted of $4.0 million of collateral money market investments for the Company’s headquarters and other domestic office operating leases.

A reconciliation of the Company’s cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated statements of cash flows as of April 30, 2026 and January 31, 2026 is as follows:

(in thousands)	April 30, 2026	January 31, 2026
Cash and cash equivalents	$368,090	$229,441
Restricted cash and cash equivalents, current	896	642
Restricted cash and cash equivalents, non-current	6,610	5,471
Total cash, cash equivalents, and restricted cash and cash equivalents	$375,596	$235,554

Short-term Investments

Short-term investments consisted of the following as of April 30, 2026 and January 31, 2026:

	Cost or	April 30, 2026
	Amortized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$208,746	$4	$(168)	$208,582
Commercial paper	2,334	—	(4)	2,330
Corporate bonds	151,962	57	(186)	151,833
Total short-term investments	$363,042	$61	$(358)	$362,745

	Cost or	January 31, 2026
	Amortized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$212,790	$110	$(3)	$212,897
Commercial paper	4,598	3	—	4,601
Corporate bonds	192,846	321	(16)	193,151
Total short-term investments	$410,234	$434	$(19)	$410,649

The following table summarizes the contracted maturities of the Company’s short-term investments as of April 30, 2026 and January 31, 2026:

	April 30, 2026		January 31, 2026
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$261,431	$261,390	$270,349	$270,567
Due in 1-2 years	101,611	101,355	139,885	140,082
Total short-term investments	$363,042	$362,745	$410,234	$410,649

Inventories

Inventories consists of the following:

(in thousands)	April 30, 2026	January 31, 2026
Raw materials	$3,736	$1,840
Work in process	—	—
Finished goods	5,607	4,278
Total inventories	$9,343	$6,118

Property and Equipment, Net

Property and equipment, net consists of the following:

(in thousands)	April 30, 2026	January 31, 2026
Satellites	$243,213	$244,705
Satellites in process and not placed into service	91,894	79,114
Leasehold improvements	17,774	17,544
Ground stations and ground station equipment	23,711	22,675
Office furniture, equipment and fixtures	15,429	13,909
Computer equipment and purchased software	11,062	10,605
Total property and equipment, gross	$403,083	$388,552
Less: Accumulated depreciation	(243,938)	(237,979)
Total property and equipment, net	$159,145	$150,573

Total depreciation expense for the three months ended April 30, 2026 and 2025 was $8.3 million and $9.0 million, respectively, of which $7.3 million and $8.1 million, respectively, was depreciation expense specific to satellites.

Capitalized Internal-Use Software Development Costs

Capitalized internal-use software costs, net of accumulated amortization consists of the following:

(in thousands)	April 30, 2026	January 31, 2026
Capitalized internal-use software	$58,294	$57,487
Less: Accumulated amortization	(37,314)	(36,012)
Capitalized internal-use software, net	$20,980	$21,475

Amortization expense for capitalized internal-use software for the three months ended April 30, 2026 and 2025 was $1.3 million and $0.7 million, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets consists of the following:

	April 30, 2026				January 31, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$32,530	$(17,464)	$471	$15,537	$32,530	$(16,659)	$587	$16,458
Image library	22,054	(15,548)	252	6,758	21,804	(15,098)	237	6,943
Customer relationships	7,143	(4,944)	102	2,301	7,143	(4,811)	124	2,456
Trade names and other	6,389	(5,867)	38	560	6,389	(5,651)	38	776
Total intangible assets	$68,116	$(43,823)	$863	$25,156	$67,866	$(42,219)	$986	$26,633
Goodwill	$139,881	$—	$3,230	$143,111	$139,881	$—	$3,571	$143,452

Amortization expense for intangible assets for the three months ended April 30, 2026 and 2025 was $1.6 million and $1.4 million, respectively. No impairment charges were recognized related to intangible assets (including goodwill) for the three months ended April 30, 2026 and 2025.

The change in the carrying amount of goodwill during the three months ended April 30, 2026 and 2025 is as follows:

	Three Months Ended April 30,
(in thousands)	2026	2025
Beginning of period	$143,452	$136,349
Currency translation adjustment	(341)	2,141
End of period	$143,111	$138,490

Accrued and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following:

(in thousands)	April 30, 2026	January 31, 2026
Deferred R&D service liability (see Note 7)	$3,502	$4,723
Payroll and related expenses	6,974	13,891
Deferred hosting costs	4,981	4,954
Withholding taxes and other taxes payable	8,647	6,372
Litigation contingency accruals (see Note 8)	20,530	12,530
Other accruals	13,905	13,404
Total accrued and other current liabilities	$58,539	$55,874

(6)
Leases

The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of April 30, 2026, the Company has no finance leases.

Operating lease costs were $2.2 million and $2.4 million for the three months ended April 30, 2026 and 2025, respectively. Variable lease expenses and short-term lease expenses were immaterial for the three months ended April 30, 2026 and 2025.

Operating cash flows from operating leases were $2.2 million and $2.7 million for the three months ended April 30, 2026 and 2025, respectively.

Right of use assets obtained in exchange for operating lease liabilities were $26.6 million and $0.0 million for the three months ended April 30, 2026 and 2025, respectively.

Maturities of operating lease liabilities as of April 30, 2026 were as follows:

(in thousands)
Remainder of Fiscal Year 2027	$4,451
2028	7,906
2029	9,389
2030	8,540
2031	7,867
Thereafter	11,340
Total lease payments	$49,493
Less: Imputed interest	(9,028)
Total lease liabilities	$40,465
Weighted average remaining lease term (years)	5.5
Weighted average discount rate	7.0%

(7)
Research and Development Arrangements

Google Research and Development Services Agreement

In October 2025, the Company entered into an agreement with Google LLC ("Google"), a related party (see Note 11), whereby the Company agreed to provide research and development services relating to testing the viability and performance of a payload integrated on prototype satellites (the "Google R&D Services Agreement"). The agreement provides for the Company to receive funding to be paid as specific milestones are achieved. The Google R&D Services Agreement is unrelated to the Company’s ordinary business activities and the Company determined that the arrangement is accounted for as an obligation to perform contractual research and development services for others pursuant to ASC 730-20, Research and Development. As ASC 730-20 does not indicate the accounting model for research and development services, the Company determined that the total transaction price will be recognized over the agreement term as a reduction of research and development expenses based on a cost incurred method.

During the three months ended April 30, 2026, the Company recognized $1.2 million of funding and incurred $1.2 million of research and development expenses in connection with the Google R&D Services Agreement. As of April 30, 2026 and January 31, 2026, the Company had received a total of $5.0 million of funding in connection with the Google R&D Services Agreement.

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

During the three months ended April 30, 2026 and 2025, the Company recognized $0.5 million and $1.7 million of funding, respectively, and incurred $0.6 million and $1.7 million of research and development expenses, respectively, in connection with the NASA CSP. As of April 30, 2026 and January 31, 2026, the Company had received a total of $31.0 million and $30.4 million, respectively, of funding in connection with the NASA CSP.

(8)
Commitments and Contingencies

Launch Services

The Company has purchase commitments for future satellite launch services to be performed by third parties subsequent to April 30, 2026. Future purchase commitments under noncancelable launch service contracts as of April 30, 2026 consisted of $4.7 million of total purchase commitments for the fiscal year ended January 31, 2028.

Hosting Service Agreement

The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 11). Future minimum purchase commitments under the non-cancelable hosting service agreement with Google as of April 30, 2026 are as follows:

(in thousands)
Remainder of Fiscal Year 2027	$25,118
2028	33,427
Total purchase commitments	$58,545

Legal Proceedings

Delaware Class Action

A stockholder class action was filed in the Court of Chancery of the State of Delaware on August 19, 2024, against the former officers and directors of dMY IV and the Company. The complaint alleges that the individual defendants breached various fiduciary duties to the dMY IV stockholders and that the Company aided and abetted such breaches. The case is brought on behalf of a purported class of holders of dMY IV Class A common stock who held such stock prior to the redemption deadline for the Business Combination, did not exercise the right to redeem their shares, and were allegedly injured. Defendants filed a motion to dismiss the complaint on November 12, 2024. On January 6, 2025, the parties submitted a stipulation dismissing all claims against the Company, which the Court granted on January 8, 2025. The stockholder filed an amended complaint on January 10, 2025, which reasserts the claims against the former officers and directors for breach of fiduciary duty. On September 29, 2025, the Court denied a motion to dismiss the claims against the individual defendants. Following a May 7, 2026 mediation, the parties agreed to accept a mediator’s proposal to settle the litigation, pending finalized definitive settlement documents and final court approval hearing. Those claims remain pending and, pursuant to the Merger Agreement, the Company remains obligated to indemnify the former officers and directors for such claims. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheets as of April 30, 2026 and January 31, 2026.

Acquisition-Related Dispute

On November 14, 2025, the former shareholders of a company acquired by the Company in a prior period filed a demand for arbitration against the Company. The claimants allege, among other things, breach of the underlying acquisition agreement. The parties entered into a formal settlement agreement on May 11, 2026 and resolved all outstanding claims between them. The Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheets as of April 30, 2026 and January 31, 2026.

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

(9)
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

During the three months ended April 30, 2026, the requirements for the last of the four vesting tranches were met, resulting in the vesting of 741,666 Private Placement Vesting Warrants. During the three months ended April 30, 2026, the Company issued 1,715,183 shares of Class A common stock from exercises of Private Placement Warrants on a cashless basis at an exercise price of $11.50 per share.

On March 27, 2026, the Company announced the redemption of all of its outstanding Public Warrants to purchase shares of the Company’s Class A common stock that were issued under the warrant agreement, dated March 4, 2021 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and that remained unexercised at 5:00 p.m., New York City time, on April 27, 2026 (the “Redemption Date”) for the redemption price of $0.01 per Public Warrant (the “Public Warrant Redemption”). During the three months ended April 30, 2026, the Company issued 9,374,075 shares of Class A common stock from exercises of Public Warrants at an exercise price of $11.50 per share, resulting in gross proceeds of $107.8 million. As of the Redemption Date, 71,310 Public Warrants remained unexercised and were redeemed for an immaterial aggregate redemption price. Trading of the Public Warrants on the NYSE was suspended prior to the market open on April 27, 2026, and the warrants were delisted.

As of April 30, 2026, there were no Public Warrants and Private Placement Warrants outstanding. As of January 31, 2026, there were 9,445,385 Public Warrants and 2,966,667 Private Placement Warrants, including 741,666 Private Placement Vesting Warrants, outstanding.

Warrants to Purchase Class A common stock

In addition to the Public and Private Placement Warrants, there were 1,065,594 warrants to purchase shares of Class A common stock with a weighted average exercise price of $9.38 which were outstanding and exercisable as of April 30, 2026 and January 31, 2026. As of April 30, 2026, the outstanding warrants have a weighted average remaining term of 3.9 years.

(10)
Convertible Notes

2030 Notes

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

The 2030 Notes include customary covenants and events of default after the occurrence of which the 2030 Notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after the occurrence of which the 2030 Notes become automatically due and payable. No such events have occurred as of April 30, 2026.

As of April 30, 2026, the conditions permitting the holders of the 2030 Notes to convert their 2030 Notes, or to require the Company to repurchase the 2030 Notes for cash, had not been met. As of May 1, 2026, the conditional conversion feature of the 2030 Notes was triggered as the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on April 30, 2026 (the last trading day of the immediately preceding fiscal quarter), and therefore the 2030 Notes are convertible, in whole or in part, at the option of the holders between May 1, 2026 through July 31, 2026. If any holders convert their notes early, we have the ability to settle conversions through the delivery of the Company's Class A common stock. Therefore, the 2030 Notes continue to be classified as long-term.

The conversion feature was evaluated under ASC 815, “Derivatives and Hedging” and ASC 470-20 “Debt with Conversion and Other Options” and was not separated as a derivative because it met the equity scope exception; therefore, the 2030 Notes are accounted for entirely as a liability.

Debt issuance costs related to the 2030 Notes totaled $14.2 million at inception and were comprised of discounts to the initial purchasers and third-party issuance costs and will be amortized to interest expense over the term of the 2030 Notes using the effective interest method. As of April 30, 2026, the unamortized debt discount and issuance cost of the 2030 Notes was $12.4 million. As of April 30, 2026, the effective interest rate of the 2030 Notes is

1.13%. For the three months ended April 30, 2026, interest expense related to the 2030 Notes consisted of the following:

(in thousands)	Three Months Ended April 30, 2026
Contractual interest expense	$575
Amortization of debt discount and issuance costs	685
Total interest expense	$1,260

Capped Calls

In connection with the issuance of the 2030 Notes, the Company entered into privately negotiated capped call transactions (the “Capped Call Transactions”) with certain financial institutions at an aggregate cost of approximately $39.6 million. The Capped Call Transactions cover, subject to anti-dilution adjustments, the number of shares of Class A common stock underlying the 2030 Notes. The capped call transactions can be settled in cash or shares at the Company’s option and are expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. The Capped Call Transactions each have an initial strike price of approximately $11.95 per share and an initial cap price of $18.04 per share, which represents a premium of 100% over the last reported sale price of the Class A common stock on September 9, 2025, and are subject to certain adjustments under the terms of the Capped Call Transactions. The Company evaluated the Capped Call Transactions and determined that they should be accounted for as separate transactions from the 2030 Notes. The costs to purchase the Capped Call Transactions were recorded as a reduction to additional paid-in capital in the unaudited condensed consolidated balance sheets since they are indexed to the Company’s stock and met the criteria to be classified in stockholders' equity in accordance with ASC 815-40, Contracts in Entity's Own Equity.

(11)
Related Party Transactions

As of April 30, 2026 and January 31, 2026, Google held 35,248,893 and 34,422,330 shares of the Company’s Class A common stock, respectively, and, as such, owned greater than 10% of outstanding shares of the Company’s Class A common stock.

The Company purchases hosting and other services from Google, of which $8.2 million and $9.0 million is deferred as of April 30, 2026 and January 31, 2026, respectively. The Company recorded $7.8 million of expense during the three months ended April 30, 2026 relating to hosting and other services provided by Google, of which $7.0 million was classified as cost of revenue and $0.8 million was classified as research and development. The Company recorded $6.7 million of expense during the three months ended April 30, 2025 relating to hosting and other services provided by Google, of which $6.0 million was classified as cost of revenue and $0.7 million was classified as research and development.

As of April 30, 2026 and January 31, 2026, the Company’s accrued and other current liabilities balance included $3.1 million and $2.5 million relating to hosting and other services provided by Google, respectively.

On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increased the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 8, Commitments and Contingencies, for future Google hosting purchase commitments, including the amended commitments, as of April 30, 2026.

(12)
Stock-based Compensation

The Company's equity incentive plans are described in Note 15, Stock-based Compensation, in the Notes to the Consolidated Financial Statements in the 2026 Form 10-K.

The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Three Months Ended April 30,
(in thousands)	2026	2025
Cost of revenue	$1,830	$1,667
Research and development	6,108	4,584
Sales and marketing	3,112	1,929
General and administrative	5,866	5,035
Total expense	$16,916	$13,215
Capitalized to internal-use software development costs and property and equipment	(455)	(673)
Total stock-based compensation expense	$16,461	$12,542

Stock Options

A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2026	14,532,703	$5.69	4.4
Exercised	(861,875)	4.37
Granted	—	—
Forfeited	—	—
Balances at April 30, 2026	13,670,828	$5.77	4.2	$426,483
Vested and exercisable at April 30, 2026	13,595,514	$5.75	4.2	$424,433

As of April 30, 2026, total unrecognized compensation cost related to stock options was $0.3 million, which is expected to be recognized over a weighted average remaining period of approximately 0.1 years.

Restricted Stock Units

A summary of Restricted Stock Unit (“RSU”) activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2026	28,513,961	$3.73
Vested	(3,377,103)	3.56
Granted	3,218,020	25.51
Forfeited	(757,879)	3.21
Balances at April 30, 2026	27,596,999	$6.30

During the three months ended April 30, 2026, the Company granted 3,218,020 RSUs, which generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.

Stock-based compensation expense recognized for RSUs during the three months ended April 30, 2026 and 2025 was $15.5 million and $11.3 million, respectively. As of April 30, 2026, total unrecognized compensation cost related to RSUs was $162.1 million. These costs are expected to be recognized over a weighted average remaining period of approximately 2.4 years.

Performance Vesting Restricted Stock Units

During the three months ended April 30, 2026, the Company granted 13,970 performance vesting restricted stock units (“PSUs”) to certain members of the Company’s senior management. A portion of the PSUs are subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the first half of the fiscal year ended January 31, 2027, and the remaining portion is subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the entire fiscal year ended January 31, 2027. Vesting is also subject to continued service through the applicable vesting dates, and the actual number of PSUs that may vest ranges from 0% to 150% of the PSUs granted based on achievement of the targets.

Stock-based compensation expense recognized for PSUs during the three months ended April 30, 2026 and 2025 was $0.2 million and $0.3 million, respectively. As of April 30, 2026, total unrecognized compensation cost related to PSUs was $0.3 million, which is expected to be recognized over a period of approximately 0.9 years.

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

During the three months ended April 30, 2026 and 2025, the Company recognized $0.6 million and $0.3 million of stock-based compensation expense related to the ESPP, respectively. As of April 30, 2026, total unrecognized compensation cost related to ESPP was $1.4 million. These costs are expected to be recognized over a period of approximately 0.4 years.

Early Exercises of Stock Options

The Legacy Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. As of April 30, 2026, the Company had a $0.9 million liability recorded for the early exercise of unvested stock options, and the related number of unvested shares subject to repurchase was 91,910.

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

During the three months ended April 30, 2026, 682,809 Earn-out Shares vested resulting in the issuance of Class A common stock. No Earn-out Shares vested during the three months ended April 30, 2025. As of April 30, 2026, there were no Earn-out Shares outstanding relating to Former Planet equity award holders. As of April 30, 2026 and January 31, 2026, there was no remaining unrecognized compensation cost related to the Earn-out Shares.

(13)
Income Taxes

During the three months ended April 30, 2026 and 2025, the Company recorded $1.0 million and $0.9 million of income tax expense, respectively. For the three months ended April 30, 2026 and 2025, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three months ended April 30, 2026 and 2025 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of the Company’s U.S. and foreign deferred tax assets and foreign rate differences.

The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. Gross unrecognized tax benefits were $15.1 million and $13.8 million as of April 30, 2026 and January 31, 2026, respectively. The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate due to the valuation allowance against the deferred tax assets. The Company determined that no accrual for interest and penalties was required as of April 30, 2026 and $0.3 million was accrued for interest as of January 31, 2026.

The Company does not anticipate the total amounts of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company files U.S. federal, various state and foreign income tax returns. The Company is currently being audited by the IRS for the tax year ended January 31, 2024. No other audits are currently in progress. All other tax years remain open to examination by taxing jurisdictions to which the Company is subject.

On July 4, 2025, the One Big Beautiful Bill Act was enacted. The Company has evaluated the provisions in the Act and determined that there was an immaterial impact to the Company’s current year effective tax rate and its consolidated financial statements.

(14)
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

	Three Months Ended April 30,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(138,872)	$(12,628)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	345,524,328	300,267,952
Basic and diluted net loss per share attributable to common stockholders	$(0.40)	$(0.04)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of April 30,
	2026	2025
Warrants to purchase Class A common stock	1,065,594	1,065,594
Common stock options	13,670,828	22,346,098
Restricted Stock Units	27,596,999	38,549,042
Performance vesting Restricted Stock Units	13,970	208,685
Shares committed under ESPP	20,930	92,059
Earn-out Shares	—	24,285,355
dMY Sponsor Earn-out Shares	—	862,500
Public Warrants	—	6,899,982
Private Placement Warrants	—	5,933,333
Early exercised common stock options, subject to future vesting	91,910	459,550
If-converted common shares from 2030 Notes	38,488,890	—
Total	80,949,121	100,702,198

On September 12, 2025, the Company issued $460.0 million in aggregate principal amount of the 2030 Notes. The initial conversion rate for the 2030 Notes is 83.6715 shares of Class A common stock per $1,000 principal amount of the 2030 Notes. The Company applies the if-converted method in computing the effect of the 2030 Notes on diluted net income per share attributable to common shareholders. The 2030 Notes were not included for purposes of calculating the number of diluted shares outstanding as their effect would have been anti-dilutive. In connection with the issuance of the 2030 Notes, the Company entered into the Capped Call Transactions, which were not included for purposes of calculating the number of diluted shares outstanding as their effect would have been anti-dilutive. The Capped Call Transactions are expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event of the market price per share of the Class A common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. Refer to Note 10 "Convertible Notes" for further information.

(15)
Segment and Geographic Information

The Company has determined that it operates in one operating and reportable segment as the Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, reviews financial information on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. The CODM uses consolidated net loss, as reported on our Condensed Consolidated Statements of Operations, in evaluating performance of the Company’s single segment, monitoring budget versus actual results, and determining how to allocate resources of the Company as a whole.

Financial information for the Company’s reportable segment was as follows:

	Three Months Ended April 30,
(in thousands)	2026	2025
Revenue	$94,150	$66,265
Less: Significant and other segment expenses
Cost of revenue (1)	33,074	19,151
Research and development (1)	25,934	17,376
Sales and marketing (1)	19,533	14,287
General and administrative (1)	16,642	14,252
Depreciation and amortization	11,189	11,082
Stock-based compensation	16,461	12,542
Restructuring costs	—	20
Interest expense	1,446	499
Employer payroll taxes related to earnout share vesting	(6)	—
Certain litigation expenses (2)	6,211	326
Other segment items (3)	102,538	(10,642)
Consolidated net loss	$(138,872)	$(12,628)

(1) Exclusive of the following items shown separately; Depreciation and amortization, stock-based compensation, restructuring costs, employer payroll taxes related to earnout share vesting, and certain litigation expenses.

(2) Expenses relating to the Delaware class action lawsuit and an acquisition-related dispute. Refer to Note 8 “Commitments and Contingencies”.

(3) Includes interest income, change in fair value of warrant liabilities, other income (expense), net and provision for income taxes. Refer to the Condensed Consolidated Statements of Operations.

Capital expenditures, which consists of purchases of property and equipment and capitalized internal-use software costs, for the three months ended April 30, 2026 and 2025 were $18.0 million and $9.3 million, respectively.

The Company’s long-lived assets by geographic region are as follows:

(in thousands)	April 30, 2026	January 31, 2026
United States	$151,178	$143,011
Rest of world	7,967	7,562
Total property and equipment, net	$159,145	$150,573

The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of April 30, 2026 and January 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF PLANET

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Planet Labs PBC. The MD&A is provided as a supplement to and should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included in Part I, Item I of this Quarterly Report on Form 10-Q, as well as our audited annual consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (the “2026 Form 10-K”). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part II, Item 1A, “Risk Factors” in this Quarterly Report. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Our Business Model

We primarily generate revenue through selling licenses to our data and analytics to customers over a cloud-based platform via fixed price subscription and usage-based contracts. Data licensing subscriptions and minimum commitment usage-based contracts provide a large recurring revenue base for our business with a low incremental cost to serve each additional customer. Payment terms of our customer agreements are most commonly in advance on an either quarterly or annual basis, although a small number of large contracts have required payment terms that are monthly or quarterly in arrears. We also generate a small amount of revenue from sales of third-party imagery, professional services, and customer support. Additionally, we generate revenue through satellite services agreements in which we build and operate satellites owned by the customer. Satellite services arrangements address a broad spectrum of needs for our customers, including mission systems engineering, spacecraft design and manufacturing, launch procurement, ground station operations, satellite operations, and maintenance. Separately, we provide dedicated image tasking capacity on Company owned or customer owned satellites.

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

Factors Affecting Our Results of Operations

We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below in Part II, Item 1A "Risk Factors" of this Quarterly Report.

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

Net Dollar Retention Rate

	Three Months Ended April 30,
	2026	2025
Net Dollar Retention Rate	113%	103%

We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate increased to 113% for the three months ended April 30, 2026, as compared to 103% for the three months ended April 30, 2025, primarily due to large defense and intelligence contract expansions.

Net Dollar Retention Rate including Winbacks

	Three Months Ended April 30,
	2026	2025
Net Dollar Retention Rate including Winbacks	114%	104%

We assess two metrics for net dollar retention—Net Dollar Retention Rate, as described above, and Net Dollar Retention Rate including winbacks. A winback is a previously existing customer that was inactive at the start of the measurement period but has reactivated during the measurement period. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention Rate set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks increased to 114% for the three months ended April 30, 2026, as compared to 104% for the three months ended April 30, 2025, primarily due to large defense and intelligence contract expansions.

Percent of Recurring ACV

	As of April 30,
	2026	2025
Percent of Recurring ACV	99%	97%

Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts. ACV includes imagery licensing arrangements, data solutions, and dedicated image tasking capacity but excludes customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users, as well as the value of any satellite services contracts. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts (excluding customers that are exclusively Planet Insights Platform self-service paying users) divided by the total dollar value of all contracts in our EoP ACV Book of Business. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining EoP ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV increased to 99% for the three months ended April 30, 2026, as compared to 97% for the three months ended April 30, 2025, primarily due to large defense and intelligence contract expansions.

Capital Expenditures as a Percentage of Revenue

	Three Months Ended April 30,
	2026	2025
Capital Expenditures as Percentage of Revenue	19%	14%

We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue increased to 19% for the three months ended April 30, 2026, as compared to 14% for the three months ended April 30, 2025. The increase was primarily attributable to an increase in capitalized labor and material related to the build of our next generation high resolution Pelican satellites and our medium resolution satellites. We expect our capital expenditures to continue to increase in the foreseeable future through purchases of property and equipment as we seek to grow the number of internal-use satellites in orbit. Additionally, working capital is expected to increase as we purchase raw materials inventories intended for customer-owned satellites.

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

Results of Operations

Three months ended April 30, 2026 compared to three months ended April 30, 2025

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Three Months Ended April 30,		$	%
(in thousands, except percentages)	2026	2025	Change	Change
Revenue	$94,150	$66,265	$27,885	42%
Cost of revenue	43,749	29,662	14,087	47%
Gross profit	50,401	36,603	13,798	38%
Operating expenses
Research and development	33,420	23,074	10,346	45%
Sales and marketing	22,782	16,314	6,468	40%
General and administrative	29,087	19,986	9,101	46%
Total operating expenses	85,289	59,374	25,915	44%
Loss from operations	(34,888)	(22,771)	(12,117)	53%
Interest income	5,153	1,884	3,269	174%
Interest expense	(1,446)	(499)	(947)	190%
Change in fair value of warrant liabilities	(106,474)	10,387	(116,861)	(1125)%
Other income (expense), net	(206)	(701)	495	(71)%
Total other income (expense), net	(102,973)	11,071	(114,044)	(1030)%
Loss before provision for income taxes	(137,861)	(11,700)	(126,161)	1078%
Provision for income taxes	1,011	928	83	9%
Net loss	$(138,872)	$(12,628)	$(126,244)	1000%

Revenue

Revenue increased $27.9 million, or 42%, to $94.2 million for the three months ended April 30, 2026 from $66.3 million for the three months ended April 30, 2025. The increase was primarily driven by a $24.7 million increase in the defense and intelligence vertical.

Cost of Revenue

Cost of revenue increased $14.1 million, or 47%, to $43.7 million for the three months ended April 30, 2026, from $29.7 million for the three months ended April 30, 2025. The increase was primarily due to a $5.8 million increase in costs paid to solution partners and subcontractors, primarily related to our data solutions offerings. The increase was also partially due to a $2.6 million increase in spacecraft hardware costs and a $2.0 million increase in ground station expenses, both of which were related to fulfilling our satellite services contract performance obligations. The increase was also partially due to a $2.0 million increase in employee-related costs, due to the allocation of labor to fulfill our satellite services contract performance obligations and a $1.2 million increase in hosting costs.

Research and Development

Research and development expenses increased $10.3 million, or 45%, to $33.4 million for the three months ended April 30, 2026, from $23.1 million for the three months ended April 30, 2025. The increase was primarily due to a $6.3 million increase in employee-related costs, primarily due to increased headcount. The increase was also partially due to a $1.6 million increase in stock-based compensation expense and a $1.5 million increase in spacecraft hardware costs for research and development activities.

Sales and Marketing

Sales and marketing expenses increased $6.5 million, or 40%, to $22.8 million, for the three months ended April 30, 2026, from $16.3 million for the three months ended April 30, 2025. The increase was primarily due to a $3.0 million increase in employee-related costs, primarily due to increased headcount. The increase was also partially due to a $1.2 million increase in stock-based compensation expense and a $0.9 million increase in sales commissions expense.

General and Administrative

General and administrative expenses increased $9.1 million, or 46%, to $29.1 million for the three months ended April 30, 2026, from $20.0 million for the three months ended April 30, 2025. The increase was primarily due to a $6.2 million increase in legal expenses, which was primarily due to litigation contingency expenses. The increase was also partially due to a $1.7 million increase in employee-related costs, primarily due to increased headcount, and a $0.8 million increase in stock-based compensation expense.

Interest Income

Interest income increased $3.3 million to $5.2 million for the three months ended April 30, 2026, from $1.9 million for the three months ended April 30, 2025. The increase was primarily due to an increase in our cash equivalent and short-term investment balances.

Interest Expense

Interest expense increased $0.9 million to $1.4 million for the three months ended April 30, 2026, from $0.5 million for the three months ended April 30, 2025. The increase was primarily due to $0.7 million of amortization of deferred debt discount and issuance costs and $0.6 million of interest incurred on our 2030 Notes.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for both the three months ended April 30, 2026 and 2025 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock and the impact of time decay as the time to expiration approaches.

Other Income (Expense), net

Other income (expense), net for the three months ended April 30, 2026 and 2025, primarily reflects realized and unrealized foreign currency exchange gains and losses.

Provision for Income Taxes

Provision for income taxes was $1.0 million for the three months ended April 30, 2026 and was $0.9 million for the three months ended April 30, 2025. For the three months ended April 30, 2026 and 2025, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the three months ended April 30, 2026 and 2025 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

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

Non-GAAP Gross Profit and Non-GAAP Gross Margin

The table below reconciles Non-GAAP Gross Profit and Non-GAAP Gross Margin to Gross Profit and Gross Margin (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended April 30,
(in thousands, except percentages)	2026	2025
Gross Profit	$50,401	$36,603
Stock-based compensation	1,804	1,541
Amortization of acquired intangible assets	820	691
Restructuring costs	—	15
Employer payroll taxes related to earnout share vesting	(57)	—
Non-GAAP Gross Profit	$52,968	$38,850
Gross Margin	54%	55%
Non-GAAP Gross Margin	56%	59%

Adjusted EBITDA

The table below reconciles Adjusted EBITDA to net loss (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended April 30,
(in thousands)	2026	2025
Net loss	$(138,872)	$(12,628)
Interest income	(5,153)	(1,884)
Interest expense	1,446	499
Income tax provision	1,011	928
Depreciation and amortization	11,189	11,082
Change in fair value of warrant liabilities	106,474	(10,387)
Stock-based compensation	16,461	12,542
Restructuring costs	—	20
Certain litigation expenses (1)	6,211	326
Employer payroll taxes related to earnout share vesting	(6)	—
Other (income) expense, net	206	701
Adjusted EBITDA	$(1,033)	$1,199

(1) Expenses relating to the Delaware class action lawsuit and an acquisition-related dispute. Refer to Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements in Item 1 of this Form 10-Q.

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

Backlog

The table below reconciles Backlog to remaining performance obligations for the periods indicated:

(in thousands)	April 30, 2026	January 31, 2026
Remaining performance obligations	$816,008	$852,435
Cancelable amount of contract value	90,047	47,992
Backlog	$906,055	$900,427

For remaining performance obligations as of April 30, 2026, the Company expects to recognize approximately 35% within the next 12 months, approximately 66% within the next 24 months, and the remainder thereafter. For Backlog as of April 30, 2026, the Company expects to recognize approximately 40% within the next 12 months, approximately 69% within the next 24 months, and the remainder thereafter.

Liquidity and Capital Resources

Since inception, we have incurred net losses. We recorded positive net cash flows from operations for the three months ended April 30, 2026. Our operations have historically been primarily funded by the net proceeds from the sale of our debt and equity securities and borrowings under credit facilities, as well as cash received from our customers.

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

In September 2025, we issued $460.0 million in aggregate principal amount of 0.50% Convertible Senior Notes due 2030, pursuant to the Indenture, dated September 12, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee. The total net proceeds from the offering, after deducting initial purchase discount and issuance costs, was $445.8 million. The 2030 Notes will mature on October 15, 2030, unless earlier repurchased, redeemed, or converted pursuant to their terms. In connection with the 2030 Notes, we entered into privately negotiated capped call transactions (the “Capped Calls Transactions”), which are expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the 2030 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event that the market price per share of the Class A common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. Refer to Note 10 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the 2030 Notes and the Capped Call Transactions.

As of April 30, 2026 and January 31, 2026, we had $368.1 million and $229.4 million, respectively, in cash and cash equivalents. Additionally, as of April 30, 2026 and January 31, 2026, we had short-term investments of $362.7 million and $410.6 million, respectively, which are highly liquid in nature and available for current operations. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.

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

As of April 30, 2026, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, convertible note repayment requirements, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 6, 8, 10, and 11 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these cash requirements.

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

	Three Months Ended April 30,
(in thousands)	2026	2025
Net cash provided by (used in)
Operating activities	$15,440	$17,346
Investing activities	$30,414	$1,740
Financing activities	$95,203	$(9,159)

Net cash provided by operating activities

Net cash provided by operating activities for the three months ended April 30, 2026 primarily consisted of the net loss of $138.9 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included a change in fair value of warrant liabilities of $106.5 million, stock-based compensation expense of $16.5 million, and depreciation and amortization expense of $11.2 million. The net change in operating assets and liabilities primarily consisted of a $22.5 million decrease in accounts receivable and a $4.1 million increase in accounts payable, accrued and other liabilities, which was partially offset by a $3.4 million increase in prepaid expenses and other assets.

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

Net cash provided by investing activities

Net cash provided by investing activities for the three months ended April 30, 2026 primarily consisted of sales of available-for-sale securities of $44.5 million and maturities of available-for-sale securities of $37.5 million, which were partially offset by purchases of available-for-sale securities of $33.4 million and purchases of property and equipment of $17.3 million.

Net cash provided by investing activities for the three months ended April 30, 2025, primarily consisted of maturities of available-for-sale securities of $11.1 million, partially offset by purchases of property and equipment of $8.1 million and capitalized internal-use software of $1.2 million.

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the three months ended April 30, 2026 primarily consisted of proceeds from the exercise of warrants of $107.8 million and proceeds from the exercise of common stock options of $3.6 million, which were partially offset by payments for withholding taxes related to the net share settlement of equity awards of $17.3 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, and property and equipment and long-lived assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2026 Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2 to our unaudited condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Form 10-Q for information regarding recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We have in the past and may in the future be exposed to certain market risks, including foreign currency exchange risk, interest rate risk and inflation risk, in the ordinary course of our business. For information relating to quantitative and qualitative disclosures about these market risks, refer to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our 2026 Form 10-K. Our exposure to market risk has not changed materially since January 31, 2026.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of April 30, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1. Legal Proceedings.

See discussion under the heading Legal Proceedings in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

We generated net losses of $138.9 million and $12.6 million for the three months ended April 30, 2026 and 2025, respectively. As of April 30, 2026, we had an accumulated deficit of $1,588.7 million. Although we have seen revenue growth in recent periods, we have not achieved profitability and we may not realize sufficient revenue to achieve or maintain profitability in future periods. If we are unable to achieve and maintain profitability on a GAAP basis, the value of our business may significantly decrease. Our efforts to grow our business may cost more than we expect, or the rate of our growth may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. Further, in future periods, our revenue growth could slow or decline for a number of reasons, including slowing demand for our offerings, increased competition from new market entrants and alternative data sources, changes to technology or regulation, a decrease in the growth of our overall market, slower than expected revenue recognition from our satellite services contracts, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

A significant portion of our revenue is derived from multi-year licensing agreements and a significant and increasing portion of our revenue is derived from high-value, long-term satellite services contracts. Our success depends, in part, on our customers renewing these agreements when existing contract terms expire and our ability to expand our relationships with our existing customers. However, our customers generally have no obligation to renew or expand their agreements with us, and in the normal course of business, some customers have elected not to renew. In addition, our customers may decide not to renew their agreements with a similar contract period or at the same price or terms or may decide to downgrade their subscriptions. Further, our government and other satellite services customers have broad discretion to unilaterally terminate, modify or suspend our contracts with them, or may tie payments to performance-based milestones that are subject to certain risks that may be beyond our control.

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

Significant portions of our revenue and accounts receivable are concentrated with a limited number of customers. For the three months ended April 30, 2026, two customers accounted for 15% and 11% of revenue. As of April 30, 2026, one customer accounted for 33% of accounts receivable. Further, accounts receivable are typically unsecured and are thus subject to the increased risk of us being unable to collect on overdue amounts.

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

In addition, the Department of Justice issued a final rule, effective in April 2025, that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data and United States Government-related data to service providers and vendors located in, or with other specified links to designated countries. These rules also broadly require us to extract promises from certain partners and third-party service providers that they will not transfer data covered by the rule that we share with them onward to parties linked to countries of concern. These and other future regulations, legislation, or restrictions could adversely impact our third-party arrangements and may add expenses or unforeseen burdens to the process of contracting with service providers.

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

As a multinational business, we are subject to income and other taxes in both the United States and various foreign jurisdictions. Changes to tax laws or regulations in the jurisdictions in which we operate, or in the interpretation of such laws or regulations, could significantly increase our effective tax rate and reduce our cash flow from operating activities, and otherwise have a material and adverse effect on our financial condition and results of operations. In addition, other factors or events, including business combinations and investment transactions, changes in stock-based compensation, changes in the valuation of our deferred tax assets and liabilities, adjustments to taxes upon finalization of various tax returns or as a result of deficiencies asserted by taxing authorities, increases in expenses not deductible for tax purposes, changes in available tax credits, changes in transfer pricing methodologies, other changes in the apportionment of our income and other activities among tax jurisdictions, and changes in tax rates, could also increase our effective tax rate. Our tax filings are subject to review or audit by the U.S. Internal Revenue Service (the “IRS”) and state, local and foreign taxing authorities. For example, the IRS is conducting an examination of our U.S. federal income tax return for the tax year ended January 31, 2024. We may also be liable for taxes in connection with businesses we acquire. Our determinations are not binding on the IRS or any other taxing authorities, and accordingly the final determination in an audit or other proceeding may be materially different than the treatment reflected in our tax provisions, accruals and returns. An assessment of additional taxes because of an audit could harm our business.

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

On September 12, 2025, we issued $460.0 million in aggregate principal amount of our 0.50% Convertible Senior Notes due 2030, which mature on October 15, 2030 (the “2030 Notes”). Prior to July 15, 2030, the 2030 Notes are convertible at the option of the holders only under certain conditions or upon the occurrence of certain events. As of April 30, 2026, the conditions allowing holders of the 2030 Notes to convert were not met. As of May 1, 2026, the conditional conversion feature of the 2030 Notes was triggered as the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on April 30, 2026 (the last trading day of the immediately preceding fiscal quarter), and therefore the 2030 Notes are currently convertible, in whole or in part, at the option of the holders between May 1, 2026 through July 31, 2026. After July 15, 2030, holders may convert all or any portion of their 2030 Notes at their option at any time. If one or more holders elect to convert their 2030 Notes when eligible, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2030 Notes being converted.

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

On April 23, 2026, Ashley Johnson, the Company's president and chief financial officer, through the Johnson Joint Revocable Trust DTD 3/27/14 (the “Johnson Trust”), an entity for which Ms. Johnson serves as trustee, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale of up to 1,029,922 shares of Class A common stock held by the Johnson Trust. The plan is scheduled to terminate on April 24, 2027, subject to early termination for certain specified events set forth therein.

On April 23, 2026, Robert Schingler, Jr., the Company’s co-founder, chief strategy officer, and member of the board of directors, through Ulysses Trust 02021.1, Dated February 26, 2021, an entity for which Mr. Schingler serves as trustee, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale and/or disposition of up to 461,073 shares of Class A common stock. The plan is scheduled to terminate on April 24, 2027, subject to early termination for certain specified events set forth therein.

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

EXHIBIT INDEX

Exhibit	Description

31.1*	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 5, 2026

PLANET LABS PBC

By:	/s/ Ashley Johnson
Ashley Johnson
President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)