Form 10-Q
period 2026-07-31
Planet Labs PBC
filed 2026-09-03
CIK 1836833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2026

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

The registrant had 340,354,193 outstanding shares of Class A Common Stock and 23,493,796 outstanding shares of Class B Common Stock as of August 27, 2026.

Unless the context otherwise requires, the “Company”, “Planet”, “we”, “our”, “us” and similar terms refer to Planet Labs PBC, a Delaware public benefit corporation (f/k/a dMY Technology Group, Inc. IV, a Delaware corporation), and its consolidated subsidiaries.

Cautionary Note Regarding Forward Looking Information

This Quarterly Report on Form 10-Q for the quarter ended July 31, 2026 (the “Form 10-Q” or “this report”) includes statements that express Planet’s opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements.” Words such as “expect,” “estimate,” “project,” “budget,” “forecast,” “anticipate,” “intend,” “plan,” “seek,” “may,” “will,” “could,” “can,” “should,” “would,” “believes,” “predicts,” “potential,” “strategy,” “opportunity,” “aim,” “continue,” and similar expressions or the negative thereof, or discussions of strategy, plans, objectives, intentions, estimates, forecasts, outlook, assumptions, or goals, are intended to identify such forward-looking statements. Forward-looking statements appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the markets in which Planet operates. Factors that may impact such forward-looking statements include:

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
•
our expectations regarding our data set and business model, including our satellite services model: and our ability to improve our data and offer software and analytic solutions to improve the value of our data;
•
our expectations regarding our satellite operations and our satellites' orbital maneuver lives;
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
•
our expectation regarding our competition;
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
•
our expectations regarding the ATM Equity Offering;
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

Part I. - Financial Information

Item 1. Financial Statements.

Planet Labs PBC

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and par value amounts)	July 31, 2026	January 31, 2026
Assets
Current assets
Cash and cash equivalents	$415,130	$229,441
Restricted cash and cash equivalents, current	1,891	642
Short-term investments	450,288	410,649
Accounts receivable, net of allowance of $0 and $3, respectively	59,870	83,528
Inventories	8,852	6,118
Prepaid expenses and other current assets	62,759	44,984
Total current assets	998,790	775,362
Property and equipment, net	176,090	150,573
Capitalized internal-use software, net	22,051	21,475
Goodwill	142,701	143,452
Intangible assets, net	28,431	26,633
Restricted cash and cash equivalents, non-current	6,607	5,471
Operating lease right-of-use assets	48,871	14,588
Other non-current assets	7,423	8,132
Total assets	$1,430,964	$1,145,686
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,355	$10,612
Accrued and other current liabilities	56,078	55,874
Deferred revenue	281,215	220,572
Liability from early exercise of stock options	—	1,793
Operating lease liabilities, current	3,622	7,296
Public and private placement warrant liabilities	—	173,308
Total current liabilities	351,270	469,455
Deferred revenue	17,364	27,522
Deferred hosting costs	1,885	4,034
Operating lease liabilities, non-current	46,746	8,300
Convertible notes	448,255	446,884
Other non-current liabilities	1,093	1,060
Total liabilities	866,613	957,255
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.0001 par value, 570,000,000, 30,000,000 and 30,000,000 Class A, Class B and Class C shares authorized at July 31, 2026 and January 31, 2026, 340,163,832 and 312,421,506 Class A shares issued and outstanding at July 31, 2026 and January 31, 2026, respectively, 23,493,796 and 22,909,742 Class B shares issued and outstanding at July 31, 2026 and January 31, 2026, respectively, 0 Class C shares issued and outstanding at July 31, 2026 and January 31, 2026	36	34
Additional paid-in capital	2,159,029	1,631,896
Accumulated other comprehensive income	3,372	6,362
Accumulated deficit	(1,598,086)	(1,449,861)
Total stockholders’ equity	564,351	188,431
Total liabilities and stockholders’ equity	$1,430,964	$1,145,686

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Revenue	$116,052	$73,386	$210,202	$139,651
Cost of revenue	50,420	31,118	94,169	60,780
Gross profit	65,632	42,268	116,033	78,871
Operating expenses
Research and development	35,156	24,155	68,576	47,229
Sales and marketing	21,498	17,574	44,280	33,888
General and administrative	22,487	18,499	51,574	38,485
Total operating expenses	79,141	60,228	164,430	119,602
Loss from operations	(13,509)	(17,960)	(48,397)	(40,731)
Interest income	6,433	2,172	11,586	4,056
Interest expense	(1,439)	(317)	(2,885)	(816)
Change in fair value of warrant liabilities	—	(5,679)	(106,474)	4,708
Other income (expense), net	(105)	(311)	(311)	(1,012)
Total other income (expense), net	4,889	(4,135)	(98,084)	6,936
Loss before provision for income taxes	(8,620)	(22,095)	(146,481)	(33,795)
Provision for income taxes	733	497	1,744	1,425
Net loss	$(9,353)	$(22,592)	$(148,225)	$(35,220)
Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.07)	$(0.42)	$(0.12)
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	359,594,052	304,129,204	352,675,790	302,230,578

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Net loss	$(9,353)	$(22,592)	$(148,225)	$(35,220)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(1,102)	291	(1,830)	5,066
Change in fair value of available-for-sale securities	(447)	(133)	(1,160)	(117)
Other comprehensive income (loss), net of tax	(1,549)	158	(2,990)	4,949
Comprehensive loss	$(10,902)	$(22,434)	$(151,215)	$(30,271)

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 31, 2025	300,095,288	$28	$1,645,356	$(1,097)	$(1,203,001)	$441,286
Issuance of Class A common stock from the exercise of common stock options	683,189	—	1,570	—	—	1,570
Issuance of Class A common stock upon vesting of restricted stock units	3,380,365	—	—	—	—	—
Issuance of Class A common stock for employee stock purchase program	500,589	—	936	—	—	936
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(1,256,064)	—	(5,264)	—	—	(5,264)
Stock-based compensation	—	—	13,215	—	—	13,215
Net unrealized gain on available-for-sale securities, net of taxes	—	—	—	16	—	16
Change in translation	—	—	—	4,775	—	4,775
Net loss	—	—	—	—	(12,628)	(12,628)
Balances at April 30, 2025	303,403,367	$28	$1,656,709	$3,694	$(1,215,629)	$444,802
Issuance of Class A common stock from the exercise of common stock options	1,628,374	—	5,496	—	—	5,496
Issuance of Class A common stock upon vesting of restricted stock units	4,186,832	—	—	—	—	—
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(1,332,356)	—	(7,172)	—	—	(7,172)
Stock-based compensation	—	—	14,101	—	—	14,101
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(133)	—	(133)
Change in translation	—	—	—	291	—	291
Net loss	—	—	—	—	(22,592)	(22,592)
Balances at July 31, 2025	307,886,217	$28	$1,670,030	$3,852	$(1,238,221)	$435,689

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balances at January 31, 2026	335,331,248	$34	$1,631,896	$6,362	$(1,449,861)	$188,431
Issuance of Class A common stock from the exercise of common stock options	861,875	—	3,769	—	—	3,769
Issuance of Class A common stock upon vesting of restricted stock units	3,538,669	—	—	—	—	—
Issuance of Class A common stock for employee stock purchase program	163,448	—	1,913	—	—	1,913
Issuance of Class A common stock from the exercise of warrants	11,089,258	1	387,582	—		387,583
Issuance of Class A and Class B common stock upon vesting of earnout contingent consideration	6,047,434	1	(1)	—	—	—
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(638,736)	—	(15,491)	—	—	(15,491)
Stock-based compensation	—	—	16,916		—	16,916
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(713)	—	(713)
Change in translation	—	—	—	(728)	—	(728)
Net loss	—	—	—	—	(138,872)	(138,872)
Balances at April 30, 2026	356,393,196	$36	$2,027,480	$4,921	$(1,588,733)	$443,704
Issuance of Class A common stock from the exercise of common stock options	161,585	—	617	—	—	617
Issuance of Class A common stock upon vesting of restricted stock units	3,604,531	—	—	—	—	—
Issuance of Class A common stock under ATM Equity Offering, net of direct costs	3,782,460	—	120,779	—	—	120,779
Vesting of early exercised stock options	—	—	896	—	—	896
Class A common stock withheld to satisfy employee tax withholding obligations	(284,144)	—	(8,700)	—	—	(8,700)
Stock-based compensation	—	—	17,957	—	—	17,957
Net unrealized loss on available-for-sale securities, net of taxes	—	—	—	(447)	—	(447)
Change in translation	—	—	—	(1,102)	—	(1,102)
Net loss	—	—	—	—	(9,353)	(9,353)
Balances at July 31, 2026	363,657,628	$36	$2,159,029	$3,372	$(1,598,086)	$564,351

See accompanying notes to unaudited condensed consolidated financial statements.

Planet Labs PBC

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended July 31,
(in thousands)	2026	2025
Operating activities
Net loss	$(148,225)	$(35,220)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	21,977	21,704
Stock-based compensation, net of capitalized cost of $1,352 and $1,318, respectively	33,521	25,998
Change in fair value of warrant liabilities	106,474	(4,708)
Change in fair value of contingent consideration	—	676
Other	262	1,538
Changes in operating assets and liabilities
Accounts receivable	23,946	2,363
Inventories	(552)	—
Prepaid expenses and other assets	(11,468)	272
Accounts payable, accrued and other liabilities	(2,536)	(4,342)
Deferred revenue	47,083	75,813
Deferred hosting costs	(2,094)	1,026
Net cash provided by operating activities	68,388	85,120
Investing activities
Purchases of property and equipment	(44,656)	(28,410)
Capitalized internal-use software	(2,435)	(2,420)
Maturities of available-for-sale securities	113,045	27,131
Sales of available-for-sale securities	56,458	9,254
Purchases of available-for-sale securities	(208,530)	(22,361)
Purchases of licensed imagery intangible assets	(535)	(892)
Other	(350)	—
Net cash used in investing activities	(87,003)	(17,698)
Financing activities
Proceeds from the exercise of common stock options	4,388	8,451
Payments for withholding taxes related to the net share settlement of equity awards	(26,040)	(12,436)
Proceeds from employee stock purchase program	2,608	1,163
Payments of contingent consideration for business acquisitions	—	(4,820)
Proceeds from the exercise of warrants	107,801	—
Proceeds from ATM Equity Offering	122,398	—
Issuance costs related to ATM Equity Offering	(2,012)	—
Other	(138)	(2,521)
Net cash provided by (used in) financing activities	209,005	(10,163)
Effect of exchange rate changes on cash and cash equivalents, and restricted cash and cash equivalents	(2,316)	5,677
Net increase in cash and cash equivalents, and restricted cash and cash equivalents	188,074	62,936
Cash and cash equivalents, and restricted cash and cash equivalents at the beginning of the period	235,554	129,994
Cash and cash equivalents, and restricted cash and cash equivalents at the end of the period	$423,628	$192,930

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

(2)
Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements are unaudited; however, in the opinion of management they include all normal and recurring adjustments necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements for the periods presented. Operating results for the three and six months ended July 31, 2026 are not necessarily indicative of the results expected for the fiscal year ending January 31, 2027 or any other future period.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The significant estimates and assumptions that affect the Company’s unaudited condensed consolidated financial statements include, but are not limited to, the useful lives of property and equipment, capitalized internal-use software and intangible assets, the Company's incremental borrowing rate for operating leases, allowances for credit losses for available-for-sale debt securities and accounts receivable, estimates related to revenue recognition, including the assessment of performance obligations within a contract, the determination of standalone selling price (“SSP”) for each performance obligation, assumptions used to measure the fair value of noncash consideration, and estimates used in the cost-to-cost measure of progress. Significant estimates and assumptions also include assumptions used to measure the fair value of private placement warrants, the fair value of assets acquired and liabilities assumed from business combinations, the fair value of contingent consideration for business combinations, the impairment of long-lived assets and goodwill, the recognition, measurement and valuation of current and deferred income taxes and uncertain tax positions, provision for excess or obsolete inventory, and contingencies.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, cash equivalents, short-term investments and accounts receivable. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company’s cash, cash equivalents and short-term investments are deposited with or held by financial institutions in the U.S., Canada, Germany, the Netherlands, Slovenia, Austria, and Singapore. The Company generally does not require collateral to support the obligations of the counterparties and deposits at financial institutions may, at times, be in excess of federal or national insured limits or deposit-guarantee limits in each of the respective countries. The Company has not experienced material losses on its deposits. The maximum amount of loss at July 31, 2026 that the Company would incur if all parties to cash, cash equivalents, and short-term investments failed completely to perform according to the terms of the contracts is $863.0 million.

Accounts receivable are typically unsecured and are derived from revenue earned from customers across various countries. Two customers accounted for 25% and 11% of accounts receivable as of July 31, 2026. One customer accounted for 33% of accounts receivable as of January 31, 2026.

For the three months ended July 31, 2026, three customers accounted for 17%, 11% and 10% of revenue. For the six months ended July 31, 2026, three customers accounted for 13%, 12%, and 11% of revenue. For the three and six months ended July 31, 2025, three customers accounted for 16%, 14%, and 11% of revenue.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 2 of its Consolidated Financial Statements included in the 2026 Form 10-K, except as updated herein as it relates to revenue recognition.

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

The Company also provides a small amount of other services to customers, including professional services such as training, analytical services, research and development services to third parties, and other value-added activities related to imagery products. This revenue is recognized as the services are rendered, on a proportional performance basis for fixed price contracts or ratably over the contract term for subscription professional services contracts. Training revenue is recognized as the services are performed.

Imagery Licensing, Dedicated Capacity and Data Solutions

Imagery licensing arrangements generally provide customers with the right to access imagery through the Company’s platform, download content on a limited or unlimited basis over the contractual period depending on the terms of the applicable contract, or provide both the right to access imagery and download content. The Company also provides dedicated image tasking capacity over a specific area of interest. These agreements vary by contract, however, generally they have annual or multi-year contractual terms and are typically billed in advance either quarterly or annually. The imagery licensing agreements are generally purchased via fixed price contracts on a subscription or usage basis, whereby a customer pays for access to the Company’s imagery that may be downloaded or tasked over a specific period of time, or, less frequently, on a transactional basis, whereby the customer pays for individual content or archive access licenses. The Company’s imagery licensing agreements, dedicated capacity and service agreements are often non-cancelable and do not contain refund-type provisions.

The Company identifies platform access and imagery downloads as separate performance obligations. Revenue for platform access and dedicated tasking capacity is recognized ratably over the contract term as the customer simultaneously receives and consumes the benefits.

Revenue for existing archived imagery (which has significant standalone functionality) is recognized at a point in time when the imagery is available for download, which is typically at contract commencement. The portion of the contract consideration related to the download of existing archived imagery content is generally not significant. Revenue for monitoring imagery downloads is recognized over the contract term using a usage-based output measure. However, if the contract provides for unlimited downloads, revenue is recognized ratably on a straight-line basis over the term of the contract.

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

Satellite Services

The Company has entered into multi-year satellite services agreements whereby customers purchase satellites manufactured by the Company. In connection with these arrangements, the Company may provide additional products and services such as ground station infrastructure, engineering services, satellite operation services and professional services, which generally represent distinct performance obligations. These arrangements are fixed price contracts whereby the Company generally invoices based on specified contractual milestones that generally require customer acceptance prior to payment.

The Company allocates the transaction price to each performance obligation on a relative standalone selling price basis. Observable stand alone selling prices are generally not available for the Company’s satellite services performance obligations. Accordingly, the Company estimates the standalone selling price for each performance obligation primarily using the expected cost plus a margin approach. Under this approach, the Company forecasts its expected costs of satisfying a performance obligation and adds a margin for that product or service. The expected cost plus a margin approach requires the Company to make significant judgments, including the forecast of direct costs and the determination of an appropriate margin. The Company considers several factors and reasonably available data to estimate an appropriate margin, including the nature of each performance obligation, published industry margin data, market conditions and the Company's pricing practices and margin expectations. The allocation of transaction price among performance obligations may materially impact the timing of revenue recognition but does not change the total revenue recognized for the contract.

Revenue for satellites and ground station infrastructure purchased by customers is generally recognized at a point in time when control of the products transfers, which is generally upon customer acceptance. The Company's satellite services agreements generally include clauses that require customer acceptance of commissioned in orbit satellites and completed ground station infrastructure.

In certain arrangements, revenue for satellites and ground station infrastructure is recognized over time as the work progresses when there is continuous transfer of control to the customer, which is supported either by the Company's rights to payment of the transaction price associated with work performed to date that does not have an alternative use to the Company or by contractual termination clauses.

Revenue for engineering services, satellite operation services and professional services is recognized over time. These services are provided at various stages throughout the duration of the Company's satellite services agreements.

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

(5) Recognize revenue when a performance obligation is satisfied: The Company recognizes revenue when or as it satisfies a performance obligation by transferring a good or service to a customer. A good or service is considered to be transferred when or as the customer obtains control of it.

Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue if issued prior to the satisfaction of performance obligations. Advance payments from customers have been categorized as current or non-current deferred revenue based on the expected performance date.

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

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes guidance for the recognition, measurement, and presentation of government grants received by business entities. Under the new standard, a government grant is recognized only when it is probable that (i) the entity will satisfy the grant’s conditions and (ii) the grant will be received. If those conditions are met, the grant is classified either as a grant related to income or as a grant related to an asset, and the classification determines the appropriate accounting treatment. The amendments are effective for annual reporting periods beginning after December 15, 2028, and for interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

(3)
Revenue

Deferred Revenue

During the six months ended July 31, 2026 and 2025, the Company recognized revenue of $120.7 million and $57.8 million, respectively, that had been included in deferred revenue as of January 31, 2026 and 2025, respectively.

Remaining Performance Obligations

Remaining performance obligations represent the amount of contracted future revenue that has not yet been recognized, which includes both deferred revenue and non-cancelable contracted revenue that will be invoiced and recognized in revenue in future periods. The Company’s remaining performance obligations were $753.1 million as of July 31, 2026. The Company expects to recognize approximately 46% of the remaining performance obligations within the next 12 months, approximately 68% of the remaining obligations within the next 24 months, and the remainder thereafter.

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

During the three and six months ended July 31, 2026, the Company capitalized $0.1 million and $0.6 million of deferred commission expenditures to be amortized in future periods, respectively. The Company’s amortization of deferred commission expenditures was $0.5 million and $1.0 million for the three and six months ended July 31, 2026, respectively.

During the three and six months ended July 31, 2025, the Company capitalized $1.0 million and $1.1 million of deferred commission expenditures to be amortized in future periods, respectively. The Company’s amortization of deferred commission expenditures was $0.5 million and $1.2 million for the three and six months ended July 31, 2025, respectively. As of July 31, 2026 and January 31, 2026, deferred commissions consisted of the following:

(in thousands)	July 31, 2026	January 31, 2026
Deferred commission, current	$2,198	$1,913
Deferred commission, non-current	1,701	2,409
Total deferred commission	$3,899	$4,322

The current portion of deferred commissions are included in prepaid expenses and other current assets on the condensed consolidated balance sheets. The non-current portion of deferred commissions are included in other non-current assets on the condensed consolidated balance sheets.

Disaggregation of Revenue

The following table disaggregates revenue by major geographic region:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
North America ("NAM")	$39,015	$31,093	$76,051	$60,626
Asia Pacific & Japan ("APJ")	19,094	16,150	38,401	31,457
Europe, Middle East, & Africa ("EMEA")	55,200	23,467	90,254	42,316
Latin America ("LATAM")	2,743	2,676	5,496	5,252
Total revenue	$116,052	$73,386	$210,202	$139,651

The following table disaggregates revenue by customer type:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Civil Government	$17,498	$16,426	$33,668	$32,706
Commercial	17,559	15,051	34,154	28,389
Defense & Intelligence	80,995	41,909	142,380	78,556
Total revenue	$116,052	$73,386	$210,202	$139,651

The following table disaggregates revenue by recognition model:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Over-time	$101,977	$72,556	$194,286	$137,397
Point-in-time	14,075	830	15,916	2,254
Total revenue	$116,052	$73,386	$210,202	$139,651

(4)
Fair Value of Financial Assets and Liabilities

Assets and liabilities recognized or disclosed at fair value in the financial statements are categorized based upon the level of judgment associated with the inputs used to measure their respective fair values.

The following table sets forth the Company’s financial instruments that were measured at fair value on a recurring basis for recognition or disclosure purposes as of July 31, 2026 and January 31, 2026 by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability.

	July 31, 2026
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$169,455	$—	$—
Corporate bonds	—	485	—
Restricted cash equivalents: money market funds	8,316	—	—
Short-term investments:
U.S. Treasury securities	252,173	—	—
Commercial paper	—	6,529	—
Corporate bonds	—	191,586	—
Total assets	$429,944	$198,600	$—

	January 31, 2026
(in thousands)	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$99,181	$—	$—
Corporate bonds	—	2,584	—
Restricted cash equivalents: money market funds	5,926	—	—
Short-term investments:
U.S. Treasury securities	212,897	—	—
Commercial paper	—	4,601	—
Corporate bonds	—	193,151	—
Total assets	$318,004	$200,336	$—
Liabilities
Public Warrants	$128,363	$—	$—
Private Placement Warrants	—	—	44,945
Total liabilities	$128,363	$—	$44,945

The fair value of cash held in banks and accrued and other current liabilities approximate the stated carrying value due to the short time to maturity and are excluded from the tables above.

Money Market Funds

The fair value of the Company’s money market funds is based on quoted active market prices for the funds and is determined using the market approach. There were no realized or unrealized gains or losses on money market funds during the three and six months ended July 31, 2026 and 2025.

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

Level 3 Disclosures

The following is a roll-forward of Level 3 liabilities measured at fair value for the three and six months ended July 31, 2026 and 2025:

(in thousands)	Private Placement Warrants	Technical Milestone Contingent Consideration (1)	Customer Contract Earnout Contingent Consideration (1)
Fair value at end of year, January 31, 2025	$8,900	$5,980	$1,578
Payments	—	(3,250)	(1,570)
Change in fair value	(5,488)	(33)	(8)
Fair value at April 30, 2025	$3,412	$2,697	$—
Payments	—	—	—
Transfers out of Level 3 (2)	(927)	—	—
Change in fair value	2,321	77	640
Fair value at July 31, 2025	$4,806	$2,774	$640

Fair value at end of year, January 31, 2026	$44,945	$—	$—
Private placement warrant exercises	(41,079)	—	—
Change in fair value	(3,866)	—	—
Fair value at April 30, 2026	$—	$—	$—
Change in fair value	—	—	—
Fair value at July 31, 2026	$—	$—	$—

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

Financial Instruments Not Recorded at Fair Value

As of July 31, 2026, $460.0 million in aggregate principal amount of the 2030 Notes (as defined below) was outstanding, with an estimated fair value of $899.4 million. The estimated fair value of the 2030 Notes was determined based on quoted market prices on the last trading day of the reporting period and are categorized as Level 2 financial instruments, as the 2030 Notes are not actively traded.

Other

The Company measures certain non-financial assets including property and equipment, and other intangible assets at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such assets are impaired below their recorded cost. As of July 31, 2026 and January 31, 2026, there were no material non-financial assets recorded at fair value.

(5)
Balance Sheet Components

Cash and Cash Equivalents, and Restricted Cash and Cash Equivalents

Cash and cash equivalents include interest-bearing bank deposits, money market funds and other highly liquid investments with maturities of 90 days or less at the date of purchase.

The Company had restricted cash and cash equivalents balances of $8.5 million and $6.1 million as of July 31, 2026 and January 31, 2026, respectively.

The restricted cash and cash equivalents balances as of July 31, 2026 primarily consisted of $5.4 million of collateral money market investments for the Company’s headquarters and other office operating leases. The restricted cash and cash equivalents balances as of January 31, 2026 primarily consisted of $4.0 million of collateral money market investments for the Company’s headquarters and other office operating leases.

A reconciliation of the Company’s cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents, and restricted cash and cash equivalents in the condensed consolidated statements of cash flows as of July 31, 2026 and January 31, 2026 is as follows:

(in thousands)	July 31, 2026	January 31, 2026
Cash and cash equivalents	$415,130	$229,441
Restricted cash and cash equivalents, current	1,891	642
Restricted cash and cash equivalents, non-current	6,607	5,471
Total cash, cash equivalents, and restricted cash and cash equivalents	$423,628	$235,554

Short-term Investments

Short-term investments consisted of the following as of July 31, 2026 and January 31, 2026:

	Cost or	July 31, 2026
	Amortized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$252,662	$5	$(494)	$252,173
Commercial paper	6,532	1	(4)	6,529
Corporate bonds	191,839	27	(280)	191,586
Total short-term investments	$451,033	$33	$(778)	$450,288

	Cost or	January 31, 2026
	Amortized	Gross Unrealized
(in thousands)	Cost	Gains	Losses	Fair Value
U.S. Treasury securities	$212,790	$110	$(3)	$212,897
Commercial paper	4,598	3	—	4,601
Corporate bonds	192,846	321	(16)	193,151
Total short-term investments	$410,234	$434	$(19)	$410,649

The following table summarizes the contracted maturities of the Company’s short-term investments as of July 31, 2026 and January 31, 2026:

	July 31, 2026		January 31, 2026
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in 1 year or less	$260,437	$260,083	$270,349	$270,567
Due in 1-2 years	190,596	190,205	139,885	140,082
Total short-term investments	$451,033	$450,288	$410,234	$410,649

Inventories

Inventories consists of the following:

(in thousands)	July 31, 2026	January 31, 2026
Raw materials	$8,852	$1,840
Work in process	—	—
Finished goods	—	4,278
Total inventories	$8,852	$6,118

Property and Equipment, Net

Property and equipment, net consists of the following:

(in thousands)	July 31, 2026	January 31, 2026
Satellites	$238,717	$244,705
Satellites in process and not placed into service	94,913	79,114
Leasehold improvements	22,180	17,544
Ground stations and ground station equipment	24,023	22,675
Office furniture, equipment and fixtures	18,680	13,909
Computer equipment and purchased software	11,443	10,605
Total property and equipment, gross	$409,956	$388,552
Less: Accumulated depreciation	(233,866)	(237,979)
Total property and equipment, net	$176,090	$150,573

Total depreciation expense for the three and six months ended July 31, 2026 was $7.7 million and $16.0 million, respectively, of which $6.8 million and $14.1 million, respectively, was depreciation expense specific to satellites. Total depreciation expense for the three and six months ended July 31, 2025 was $8.4 million and $17.4 million, respectively, of which $7.3 million and $15.4 million, respectively, was depreciation expense specific to satellites.

Capitalized Internal-Use Software Development Costs

Capitalized internal-use software costs, net of accumulated amortization consists of the following:

(in thousands)	July 31, 2026	January 31, 2026
Capitalized internal-use software	$60,632	$57,487
Less: Accumulated amortization	(38,581)	(36,012)
Capitalized internal-use software, net	$22,051	$21,475

Amortization expense for capitalized internal-use software for the three and six months ended July 31, 2026 was $1.3 million and $2.6 million, respectively. Amortization expense for capitalized internal-use software for the three and six months ended July 31, 2025 was $0.7 million and $1.4 million, respectively.

Goodwill and Intangible Assets

Goodwill and intangible assets consists of the following:

	July 31, 2026				January 31, 2026
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation	Net Carrying Amount
Developed technology	$32,529	$(18,263)	$339	$14,605	$32,530	$(16,659)	$587	$16,458
Image library	26,407	(16,070)	380	10,717	21,804	(15,098)	237	6,943
Customer relationships	7,143	(5,075)	75	2,143	7,143	(4,811)	124	2,456
Trade names and other	7,139	(6,211)	38	966	6,389	(5,651)	38	776
Total intangible assets	$73,218	$(45,619)	$832	$28,431	$67,866	$(42,219)	$986	$26,633
Goodwill	$139,881	$—	$2,820	$142,701	$139,881	$—	$3,571	$143,452

Amortization expense for intangible assets for the three and six months ended July 31, 2026 was $1.8 million and $3.4 million, respectively. Amortization expense for intangible assets for the three and six months ended July 31, 2025 was $1.5 million and $2.9 million, respectively. No impairment charges were recognized related to intangible assets (including goodwill) for the three and six months ended July 31, 2026 and 2025.

The change in the carrying amount of goodwill during the six months ended July 31, 2026 and 2025 is as follows:

	Six Months Ended July 31,
(in thousands)	2026	2025
Beginning of period	$143,452	$136,349
Currency translation adjustment	(751)	2,295
End of period	$142,701	$138,644

Accrued and Other Current Liabilities

Accrued liabilities and other current liabilities consist of the following:

(in thousands)	July 31, 2026	January 31, 2026
Deferred R&D service liability (see Note 7)	$4,308	$4,723
Payroll and related expenses	7,737	13,891
Deferred hosting costs	5,009	4,954
Withholding taxes and other taxes payable	6,913	6,372
Litigation contingency accruals (see Note 8)	11,000	12,530
Other accruals	21,111	13,404
Total accrued and other current liabilities	$56,078	$55,874

(6)
Leases

The Company’s leasing activities primarily consist of real estate leases for its operations, including office space, and certain ground station service agreements that convey the right to control the use of specified equipment and facilities. The Company assesses whether each lease is an operating or finance lease at the lease commencement date. As of July 31, 2026, the Company has no finance leases.

Operating lease costs were $2.8 million and $5.0 million for the three and six months ended July 31, 2026, respectively. Operating lease costs were $2.5 million and $4.9 million for the three and six months ended July 31, 2025, respectively. Variable lease expenses and short-term lease expenses were immaterial for the three and six months ended July 31, 2026 and 2025.

Operating cash flows from operating leases were $2.2 million and $4.4 million for the three and six months ended July 31, 2026, respectively. Operating cash flows from operating leases were $2.7 million and $5.4 million for the three and six months ended July 31, 2025, respectively.

Right of use assets obtained in exchange for operating lease liabilities were $11.5 million and $38.1 million for the three and six months ended July 31, 2026. Right of use assets obtained in exchange for operating lease liabilities were $0.3 million for the three and six months ended July 31, 2025.

Maturities of operating lease liabilities as of July 31, 2026 were as follows:

(in thousands)
Remainder of Fiscal Year 2027	$1,672
2028	9,317
2029	11,226
2030	10,398
2031	9,730
Thereafter	20,320
Total lease payments	$62,663
Less: Imputed interest	(12,295)
Total lease liabilities	$50,368
Weighted average remaining lease term (years)	6.38
Weighted average discount rate	6.6%

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

During the three and six months ended July 31, 2026, the Company recognized $3.6 million and $4.8 million of funding, respectively, and incurred $3.6 million and $4.8 million of research and development expenses, respectively, in connection with the Google R&D Services Agreement. As of July 31, 2026 and January 31, 2026, the Company had received a total of $9.5 million and $5.0 million, respectively, of funding in connection with the Google R&D Services Agreement.

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

During the three and six months ended July 31, 2026, the Company recognized $1.5 million and $2.9 million of funding, respectively, and incurred $1.5 million and $3.0 million of research and development expenses, respectively, in connection with the NASA CSP. During the three and six months ended July 31, 2025, the Company recognized $1.8 million and $3.5 million of funding, respectively, and incurred $1.8 million and $3.5 million of research and development expenses, respectively, in connection with the NASA CSP. As of July 31, 2026 and January 31, 2026, the Company had received a total of $31.5 million and $30.4 million, respectively, of funding in connection with the NASA CSP.

(8)
Commitments and Contingencies

Launch Services

The Company has purchase commitments for future satellite launch services to be performed by third parties subsequent to July 31, 2026. Future purchase commitments under noncancelable launch service contracts as of July 31, 2026 consisted of $8.4 million of total purchase commitments for the remainder of the fiscal year ending January 31, 2027.

Hosting Service Agreement

The Company has minimum purchase commitments for hosting services from Google through January 31, 2028 (see Note 11). Future minimum purchase commitments under the non-cancelable hosting service agreement with Google as of July 31, 2026 are as follows:

(in thousands)
Remainder of Fiscal Year 2027	$14,573
2028	33,427
Total purchase commitments	$48,000

Legal Proceedings

Delaware Class Action

A stockholder class action was filed in the Court of Chancery of the State of Delaware on August 19, 2024, against the former officers and directors of dMY IV and the Company. The complaint alleges that the individual defendants breached various fiduciary duties to the dMY IV stockholders and that the Company aided and abetted such breaches. The case is brought on behalf of a purported class of holders of dMY IV Class A common stock who held such stock prior to the redemption deadline for the Business Combination, did not exercise the right to redeem their shares, and were allegedly injured. Defendants filed a motion to dismiss the complaint on November 12, 2024. On January 6, 2025, the parties submitted a stipulation dismissing all claims against the Company, which the Court granted on January 8, 2025. The stockholder filed an amended complaint on January 10, 2025, which reasserts the claims against the former officers and directors for breach of fiduciary duty. On September 29, 2025, the Court denied a motion to dismiss the claims against the individual defendants. Following a May 7, 2026 mediation, the parties agreed to accept a mediator's proposal to settle the litigation, pending finalized definitive settlement documents and final court approval hearing. Those claims remain pending and, pursuant to the Merger Agreement, the Company remains obligated to indemnify the former officers and directors for such claims. While the ultimate resolution of this matter is uncertain, the Company recorded an accrual for this matter reflected within accrued and other current liabilities on the condensed consolidated balance sheets as of July 31, 2026 and January 31, 2026.

Acquisition-Related Dispute

On November 14, 2025, the former shareholders of a company acquired by the Company in a prior period filed a demand for arbitration against the Company. The claimants allege, among other things, breach of the underlying acquisition agreement. The parties entered into a formal settlement agreement on May 11, 2026 and resolved all outstanding claims between them. The Company paid the settlement amount during the three months ended July 31, 2026 and the legal contingency accrual for this matter within accrued and other current liabilities on the condensed consolidated balance sheets was derecognized.

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

During the six months ended July 31, 2026, the requirements for the last of the four vesting tranches were met, resulting in the vesting of 741,666 Private Placement Vesting Warrants. During the six months ended July 31, 2026, the Company issued 1,715,183 shares of Class A common stock from exercises of Private Placement Warrants on a cashless basis at an exercise price of $11.50 per share.

On March 27, 2026, the Company announced the redemption of all of its outstanding Public Warrants to purchase shares of the Company’s Class A common stock that were issued under the warrant agreement, dated March 4, 2021 (the “Warrant Agreement”), by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, and that remained unexercised at 5:00 p.m., New York City time, on April 27, 2026 (the “Redemption Date”) for the redemption price of $0.01 per Public Warrant (the “Public Warrant Redemption”). During the six months ended July 31, 2026, the Company issued 9,374,075 shares of Class A common stock from exercises of Public Warrants at an exercise price of $11.50 per share, resulting in gross proceeds of $107.8 million. As of the Redemption Date, 71,310 Public Warrants remained unexercised and were redeemed for an immaterial aggregate redemption price. Trading of the Public Warrants on the NYSE was suspended prior to the market open on April 27, 2026, and the warrants were delisted.

As of July 31, 2026, there were no Public Warrants and Private Placement Warrants outstanding. As of January 31, 2026, there were 9,445,385 Public Warrants and 2,966,667 Private Placement Warrants, including 741,666 Private Placement Vesting Warrants, outstanding.

Warrants to Purchase Class A common stock

In addition to the Public and Private Placement Warrants, there were 1,065,594 warrants to purchase shares of Class A common stock with a weighted average exercise price of $9.38 which were outstanding and exercisable as of July 31, 2026 and January 31, 2026. As of July 31, 2026, the outstanding warrants have a weighted average remaining term of 3.7 years.

(10)
Financing Transactions

At-the-Market Offering

On June 5, 2026, the company entered into an equity distribution agreement (the "June 2026 Equity Distribution Agreement", and the "ATM Equity Offering") with Goldman Sachs & Co. LLC (“Goldman”), Morgan Stanley & Co. LLC, Barclays Capital Inc., Citigroup Global Markets Inc. (“Citigroup”), Deutsche Bank Securities Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Citizens JMP Securities, LLC, Craig-Hallum Capital Group LLC, Needham & Company, LLC, Northland Securities, Inc., Wedbush Securities Inc., Clear Street LLC and JonesTrading Institutional Services, LLC, as sales agents (collectively, the "Sales Agents") and Goldman Sachs Bank USA and Citibank, N.A. (each in its capacity as purchaser under any forward contract, collectively, the “Forward Purchasers”) and Goldman and Citigroup (each, as agent for its affiliated Forward Purchaser in connection with the offering and sale of any forward hedge shares thereunder, collectively, the “Forward Sellers”). Under the June 2026 Equity Distribution Agreement, the Company may offer and sell, from time to time, the shares of its Class A common stock having an aggregate offering price of up to $1,500.0 million through or to the Sales Agents, acting as the Company’s agents or principal, or pursuant to forward sale agreements with the Forward Purchasers, with the Forward Sellers acting as sales agents for the relevant Forward Purchasers.

The June 2026 Equity Distribution Agreement provides that, in addition to the issuance and sale of shares of Class A common stock through the June 2026 Sales Agents acting as sales agents or directly to the Sales Agents acting as principals, the Company also may enter into forward sale agreements (each a "Range Forward Sale Agreement") under separate forward sale confirmations between the Company and the Forward Purchasers. Pursuant to the transaction contemplated in a Range Forward Sale Agreement (each a “Range Forward Transaction”), the Company will agree to sell to the relevant Forward Purchaser up to the number of shares of Common Stock specified in such Range Forward Sale Agreement (subject to adjustment as set forth therein) and the relevant Forward Purchaser will use commercially reasonable efforts in good faith to borrow from third-party stock lenders such maximum number of shares and sell such borrowed shares (the “Hedging Shares”) through the relevant Forward Seller over a period of time to be agreed between the Company and such Forward Purchaser and Forward Seller (an “Initial Hedging Period”), all subject to the terms of the June 2026 Equity Distribution Agreement and such Range Forward Sale Agreement. The Company has not entered into any Range Forward Sale Agreements as of July 31, 2026.

For the three months ended July 31, 2026, the Company sold 3,782,460 shares of Class A common stock for aggregate gross proceeds of $122.4 million, before deducting sales agent commissions and other offering costs of $1.6 million.

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

The 2030 Notes include customary covenants and events of default after the occurrence of which the 2030 Notes may be declared immediately due and payable and set forth certain types of bankruptcy or insolvency events of default after the occurrence of which the 2030 Notes become automatically due and payable. No such events have occurred as of July 31, 2026.

As of July 31, 2026, the conditional conversion feature of the 2030 Notes was triggered as the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days ending on July 31, 2026, and therefore the 2030 Notes are convertible, in whole or in part, at the option of the holders between August 1, 2026 through October 31, 2026. If any holders convert their notes early, we have the ability to settle conversions through the delivery of the Company's Class A common stock. Therefore, the 2030 Notes continue to be classified as long-term debt.

The conversion feature was evaluated under ASC 815, “Derivatives and Hedging” and ASC 470-20 “Debt with Conversion and Other Options” and was not separated as a derivative because it met the equity scope exception; therefore, the 2030 Notes are accounted for entirely as a liability.

Debt issuance costs related to the 2030 Notes totaled $14.2 million at inception and were comprised of discounts to the initial purchasers and third-party issuance costs and will be amortized to interest expense over the term of the 2030 Notes using the effective interest method. As of July 31, 2026, the unamortized debt discount and issuance cost of the 2030 Notes was $11.7 million. As of July 31, 2026, the effective interest rate of the 2030 Notes is 1.13%. For the three and six months ended July 31, 2026, interest expense related to the 2030 Notes consisted of the following:

(in thousands)	Three Months Ended July 31, 2026	Six Months Ended July 31, 2026
Contractual interest expense	$575	$1,150
Amortization of debt discount and issuance costs	687	1,371
Total interest expense	$1,262	$2,521

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

(11)
Related Party Transactions

As of July 31, 2026 and January 31, 2026, Google held 35,248,893 and 34,422,330 shares of the Company’s Class A common stock, respectively, and, as such, owned greater than 10% of outstanding shares of the Company’s Class A common stock.

The Company purchases hosting and other services from Google, of which $6.9 million and $9.0 million is deferred as of July 31, 2026 and January 31, 2026, respectively. The Company recorded $8.2 million of expense during the three months ended July 31, 2026 relating to hosting and other services provided by Google, of which $7.4 million was classified as cost of revenue and $0.8 million was classified as research and development. The Company recorded $16.1 million of expense during the six months ended July 31, 2026 relating to hosting and other services provided by Google, of which $14.5 million was classified as cost of revenue and $1.6 million was classified as research and development.

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

As of July 31, 2026 and January 31, 2026, the Company’s accrued and other current liabilities balance included $3.3 million and $2.5 million relating to hosting and other services provided by Google, respectively.

On June 28, 2021, the Company amended the terms of its hosting agreement with Google. The amendment, among other things, increased the aggregate purchase commitments to $193.0 million. The amended agreement commenced on August 1, 2021 and extends through January 31, 2028. See Note 8, Commitments and Contingencies, for future Google hosting purchase commitments, including the amended commitments, as of July 31, 2026.

(12)
Stock-based Compensation

The Company's equity incentive plans are described in Note 15, Stock-based Compensation, in the Notes to the Consolidated Financial Statements in the 2026 Form 10-K.

The following table summarizes stock-based compensation expense recognized related to awards granted to employees and nonemployees, as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Cost of revenue	$1,946	$1,973	$3,776	$3,640
Research and development	6,827	4,876	12,935	9,460
Sales and marketing	2,800	2,010	5,912	3,939
General and administrative	6,384	5,242	12,250	10,277
Total expense	$17,957	$14,101	$34,873	$27,316
Capitalized to internal-use software development costs, property and equipment, and inventories	(897)	(645)	(1,352)	(1,318)
Total stock-based compensation expense	$17,060	$13,456	$33,521	$25,998

Stock Options

A summary of stock option activity is as follows:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances at January 31, 2026	14,532,703	$5.69	4.4	—
Exercised	(1,023,460)	4.29	—	—
Granted	—	—	—	—
Forfeited	—	—	—	—
Balances at July 31, 2026	13,509,243	$5.80	4.0	$198,359
Vested and exercisable at July 31, 2026	13,509,243	$5.80	4.0	$198,359

As of July 31, 2026, there was no remaining unrecognized compensation cost related to stock options.

Restricted Stock Units

A summary of Restricted Stock Unit (“RSU”) activity is as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balances at January 31, 2026	28,513,961	$3.73
Vested	(6,981,634)	4.25
Granted	3,365,033	26.01
Forfeited	(976,976)	3.82
Balances at July 31, 2026	23,920,384	$6.70

During the six months ended July 31, 2026, the Company granted 3,365,033 RSUs, which generally vest over four years, subject to the recipient’s continued service through each applicable vesting date.

Stock-based compensation expense recognized for RSUs during the three and six months ended July 31, 2026 was $16.7 million and $32.2 million, respectively. Stock-based compensation expense recognized for RSUs during the three and six months ended July 31, 2025 was $12.6 million and $23.9 million, respectively. As of July 31, 2026, total unrecognized compensation cost related to RSUs was $149.5 million. These costs are expected to be recognized over a weighted average remaining period of approximately 2.2 years.

Performance Vesting Restricted Stock Units

During the six months ended July 31, 2026, the Company granted 13,970 performance vesting restricted stock units (“PSUs”) to certain members of the Company’s senior management. A portion of the PSUs are subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the first half of the fiscal year ended January 31, 2027, and the remaining portion is subject to vesting requirements related to the achievement of certain revenue and adjusted EBITDA targets for the entire fiscal year ended January 31, 2027. Vesting is also subject to continued service through the applicable vesting dates, and the actual number of PSUs that may vest ranges from 0% to 150% of the PSUs granted based on achievement of the targets.

Stock-based compensation expense recognized for PSUs during the three and six months ended July 31, 2026 was $0.1 million and $0.2 million, respectively. Stock-based compensation expense recognized for PSUs during the three and six months ended July 31, 2025 was $0.3 million and $0.4 million, respectively. As of July 31, 2026, total unrecognized compensation cost related to PSUs was $0.2 million, which is expected to be recognized over a period of approximately 0.7 years.

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

During the three and six months ended July 31, 2026, the Company recognized $0.8 million and $1.4 million of stock-based compensation expense related to the ESPP, respectively. During the three and six months ended July 31, 2025, the Company recognized $0.4 million and $0.6 million of stock-based compensation expense related to the ESPP, respectively. As of July 31, 2026, total unrecognized compensation cost related to ESPP was $0.5 million. These costs are expected to be recognized over a period of approximately 0.2 years.

Early Exercises of Stock Options

The Legacy Incentive Plan provided for the early exercise of stock options for certain individuals as determined by the Company’s board of directors. Shares of common stock issued upon early exercises of unvested options are not deemed, for accounting purposes, to be issued until those shares vest according to their respective vesting schedules and accordingly, the consideration received for early exercises is initially recorded as a liability and reclassified to common stock and additional paid-in capital as the underlying awards vest. As of July 31, 2026, the Company had no remaining unvested stock options from early exercise.

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

During the six months ended July 31, 2026, 682,809 Earn-out Shares vested resulting in the issuance of Class A common stock. No Earn-out Shares vested during the six months ended July 31, 2025. As of July 31, 2026, there were no Earn-out Shares outstanding relating to Former Planet equity award holders. As of July 31, 2026 and January 31, 2026, there was no remaining unrecognized compensation cost related to the Earn-out Shares.

(13)
Income Taxes

During the three and six months ended July 31, 2026, the Company recorded $0.7 million and $1.7 million of income tax expense, respectively. During the three and six months ended July 31, 2025, the Company recorded $0.5 million and $1.4 million of income tax expense, respectively. For the three and six months ended July 31, 2026 and 2025, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rates for the three and six months ended July 31, 2026 and 2025 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of the Company’s U.S. and foreign deferred tax assets and foreign rate differences.

The Company evaluates its tax positions on a quarterly basis and revises its estimates accordingly. Gross unrecognized tax benefits were $16.5 million and $13.8 million as of July 31, 2026 and January 31, 2026, respectively. The gross unrecognized tax benefits, if recognized, would not affect the effective tax rate due to the valuation allowance against the deferred tax assets. The Company determined that no accrual for interest and penalties was required as of July 31, 2026 and $0.3 million was accrued for interest as of January 31, 2026.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(9,353)	$(22,592)	$(148,225)	$(35,220)
Denominator:
Basic and diluted weighted-average common shares outstanding used in computing net loss per share attributable to common stockholders	359,594,052	304,129,204	352,675,790	302,230,578
Basic and diluted net loss per share attributable to common stockholders	$(0.03)	$(0.07)	$(0.42)	$(0.12)

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

The following table presents the potential common stock outstanding that was excluded from the computation of diluted net loss per share of common stock as of the periods presented because including them would have been antidilutive:

	As of July 31,
	2026	2025
Warrants to purchase Class A common stock	1,065,594	1,065,594
Common stock options	13,509,243	20,264,044
Restricted Stock Units	23,920,384	35,149,035
Performance vesting Restricted Stock Units	13,970	194,831
Shares committed under ESPP	123,204	353,206
Earn-out Shares	—	24,241,220
dMY Sponsor Earn-out Shares	—	862,500
Public Warrants	—	8,395,715
Private Placement Warrants	—	4,437,600
Early exercised common stock options, subject to future vesting	—	367,640
If-converted common shares from 2030 Notes	38,488,890	—
Total	77,121,285	95,331,385

On September 12, 2025, the Company issued $460.0 million in aggregate principal amount of the 2030 Notes. The initial conversion rate for the 2030 Notes is 83.6715 shares of Class A common stock per $1,000 principal amount of the 2030 Notes. The Company applies the if-converted method in computing the effect of the 2030 Notes on diluted net income per share attributable to common shareholders. The 2030 Notes were not included for purposes of calculating the number of diluted shares outstanding as their effect would have been anti-dilutive. In connection with the issuance of the 2030 Notes, the Company entered into the Capped Call Transactions, which were not included for purposes of calculating the number of diluted shares outstanding as their effect would have been anti-dilutive. The Capped Call Transactions are expected generally to reduce the potential dilution to the Class A common stock upon any conversion of the 2030 Notes and/or offset any cash payments the Company is required to make in excess of the principal amount of the 2030 Notes, as the case may be, in the event of the market price per share of the Class A common stock, as measured under the terms of the Capped Call Transactions, is greater than the strike price of the Capped Call Transactions, with such reduction and/or offset subject to a cap. Refer to Note 10 "Financing Transactions" for further information.

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

Financial information for the Company’s reportable segment was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Revenue	$116,052	$73,386	$210,202	$139,651
Less: Significant and other segment expenses
Cost of revenue (1)	39,853	20,590	72,927	39,741
Research and development (1)	27,303	18,375	53,237	35,751
Sales and marketing (1)	18,566	15,432	38,099	29,719
General and administrative (1)	16,402	12,583	33,044	26,834
Depreciation and amortization	10,788	10,622	21,977	21,704
Stock-based compensation	17,060	13,456	33,521	25,998
Restructuring costs	—	—	—	20
Interest expense	1,439	317	2,885	816
Employer payroll taxes related to earnout share vesting	—	—	(6)	—
Certain litigation expenses (2)	(411)	288	5,800	615
Other segment items (3)	(5,595)	4,315	96,943	(6,327)
Consolidated net loss	$(9,353)	$(22,592)	$(148,225)	$(35,220)

(1) Exclusive of the following items shown separately; Depreciation and amortization, stock-based compensation, restructuring costs, employer payroll taxes related to earnout share vesting, and certain litigation expenses.

(2) Expenses relating to non-ordinary course legal matters. Refer to Note 8 “Commitments and Contingencies”.

(3) Includes interest income, change in fair value of warrant liabilities, other income (expense), net and provision for income taxes. Refer to the Condensed Consolidated Statements of Operations.

Capital expenditures, which consists of purchases of property and equipment and capitalized internal-use software costs, for the three and six months ended July 31, 2026 were $29.1 million and $47.1 million, respectively. Capital expenditures for the three and six months ended July 31, 2025 were $21.5 million and $30.8 million, respectively.

The Company’s long-lived assets by geographic region are as follows:

(in thousands)	July 31, 2026	January 31, 2026
United States	$163,220	$143,011
Rest of world	12,870	7,562
Total property and equipment, net	$176,090	$150,573

The Company concluded that satellites in service continue to be owned by the U.S. entity and accordingly are classified as U.S. assets in the table above. No single country other than the U.S. accounted for more than 10% of total property and equipment, net, as of July 31, 2026 and January 31, 2026.

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

Factors Affecting Our Results of Operations

We believe that our financial condition and results of operations have been, and will continue to be, affected by a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below, in Part II, Item 1A "Risk Factors" of this Quarterly Report.

Continuing to Acquire New Customers

Attracting new customers is an important factor affecting our future growth and operating performance. We believe our ability to attract customers will be driven by our agile aerospace capabilities, which allow for the rapid development and deployment of satellite hardware to ensure a consistent data supply that differentiates our offerings from traditional aerospace models. By leveraging these unique hardware advantages alongside recent advances in artificial intelligence, we are able to make our extensive data sets more accessible and actionable for customers. Our integration of AI-driven automated detection and feature extraction transforms imagery into "analytic ready" insights, effectively lowering the barrier to entry for our customers. We have also made our data available for purchase directly through our Planet Insights Platform, which facilitates rapid user adoption, by empowering users to self-service our solutions without formal sales interaction. We believe this serves as a natural entry point for some of our smaller accounts, enabling them to realize the value of Planet’s offerings and leading to broader awareness of our solutions throughout their organizations.

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

ACV and EoP ACV Book of Business

In connection with the calculation of several of the key operational and business metrics we utilize, we calculate Annual Contract Value (“ACV”) for contracts of one year or greater as the total amount of value that a customer has contracted to pay for the most recent 12 month period for the contract. ACV includes imagery licensing arrangements, data solutions, and dedicated image tasking but excludes customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users, as well as the value of any satellite services contracts. For short-term contracts (contracts less than 12 months), ACV is equal to total contract value.

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

Net Dollar Retention Rate

	Six Months Ended July 31,
	2026	2025
Net Dollar Retention Rate	109%	107%

We define Net Dollar Retention Rate as the percentage of ACV generated by existing customers in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We define existing customers as customers with an active contract with Planet. We believe our Net Dollar Retention Rate is a useful metric for investors as it can be used to measure our ability to retain and grow revenue generated from our existing customers, on which our ability to drive long-term growth and profitability is, in part, dependent. We use Net Dollar Retention Rate to assess customer adoption of new products, inform opportunities to make improvements across our products, identify opportunities to improve operations, and manage go to market functions, as well as to understand how much future growth may come from cross-selling and up-selling customers. Management applies judgment in determining the value of active contracts in a given period, as set forth in the definition of ACV above. Net Dollar Retention Rate increased to 109% for the six months ended July 31, 2026, as compared to 107% for the six months ended July 31, 2025, primarily due to large defense and intelligence contract expansions.

Net Dollar Retention Rate including Winbacks

	Six Months Ended July 31,
	2026	2025
Net Dollar Retention Rate including Winbacks	110%	108%

We assess two metrics for net dollar retention—Net Dollar Retention Rate, as described above, and Net Dollar Retention Rate including winbacks. A winback is a previously existing customer that was inactive at the start of the measurement period but has reactivated during the measurement period. The reactivation period must be within 24 months from the last active contract with the customer; otherwise, the customer is counted as a new customer and therefore excluded from the retention rate metrics. We define Net Dollar Retention Rate including winbacks as the percentage of ACV generated by existing customers and winbacks in a given period as compared to the ACV of all contracts at the beginning of the fiscal year from the same set of existing customers. We believe this metric is useful to investors as it captures the value of customer contracts that resume business with Planet after being inactive and thereby provides a quantification of Planet’s ability to recapture lost business. Management uses this metric to understand the adoption of our products and long-term customer retention, as well as the success of marketing campaigns and sales initiatives in re-engaging inactive customers. Beyond the judgments underlying managements’ calculation of Net Dollar Retention Rate set forth above, there are no additional assumptions or estimates made in connection with Net Dollar Retention Rate including winbacks. Net Dollar Retention Rate including winbacks increased to 110% for the six months ended July 31, 2026, as compared to 108% for the six months ended July 31, 2025, primarily due to large defense and intelligence contract expansions.

Percent of Recurring ACV

	As of July 31,
	2026	2025
Percent of Recurring ACV	98%	98%

Percent of Recurring ACV is the portion of the total EoP ACV Book of Business that is recurring in nature. We define ACV Book of Business as the sum of the ACV of all contracts that are active on the last day of the period pursuant to the effective dates and end dates of such contracts. ACV includes imagery licensing arrangements, data solutions, and dedicated image tasking capacity but excludes customers that are exclusively Planet Insights Platform (which has integrated the former Sentinel Hub platform) self-service paying users, as well as the value of any satellite services contracts. We define Percent of Recurring ACV as the dollar value of all data subscription contracts and the committed portion of usage-based contracts (excluding customers that are exclusively Planet Insights Platform self-service paying users) divided by the total dollar value of all contracts in our EoP ACV Book of Business. We believe Percent of Recurring ACV is useful to investors to better understand how much of our revenue is from customers that have the potential to renew their contracts over multiple years rather than being one-time in nature. We track Percent of Recurring ACV to inform estimates for the future revenue growth potential of our business and improve the predictability of our financial results. There are no significant estimates underlying management’s calculation of Percent of Recurring ACV, but management applies judgment as to which customers have an active contract at a period end for the purpose of determining EoP ACV Book of Business, which is used as part of the calculation of Percent of Recurring ACV. Percent of Recurring ACV was 98% for the six months ended July 31, 2026 and 2025.

Capital Expenditures as a Percentage of Revenue

	Three Months Ended July 31,		Six Months Ended July 31,
	2026	2025	2026	2025
Capital Expenditures as Percentage of Revenue	25%	29%	22%	22%

We define capital expenditures as purchases of property and equipment plus capitalized internally developed software development costs, which are included in our statements of cash flows from investing activities. We define Capital Expenditures as a Percentage of Revenue as the total amount of capital expenditures divided by total revenue in the reported period. Capital Expenditures as a Percentage of Revenue is a performance measure that we use to evaluate the appropriate level of capital expenditures needed to support demand for our data services and related revenue, and to provide a comparable view of our performance relative to other earth observation companies, which may invest significantly greater amounts in their satellites to deliver their data to customers. We use an agile space systems strategy, which means we invest in a larger number of significantly lower cost satellites and software infrastructure to automate the management of the satellites and to deliver our data to clients. As a result of our strategy and our business model, our capital expenditures may be more similar to software companies with large data center infrastructure costs. Therefore, we believe it is important to look at our level of capital expenditure investments relative to revenue when evaluating our performance relative to other earth observation companies or to other software and data companies with significant data center infrastructure investment requirements. We believe Capital Expenditures as a Percentage of Revenue is a useful metric for investors because it provides visibility to the level of capital expenditures required to operate our business and our relative capital efficiency. Capital Expenditures as a Percentage of Revenue decreased to 25% for the three months ended July 31, 2026, as compared to 29% for the three months ended July 31, 2025. Capital Expenditures as a Percentage of Revenue was 22% for the six months ended July 31, 2026 and 2025. The decrease was primarily attributable to an increase in revenue and timing of purchases related to the build of our next generation high resolution Pelican satellites and our medium resolution satellites. We expect our capital expenditures to continue to increase in the foreseeable future through purchases of property and equipment as we seek to grow the number of internal-use satellites in orbit. Additionally, working capital is expected to increase as we purchase raw materials inventories intended for customer-owned satellites.

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

We also provide a small amount of other services to customers, including professional services such as training, analytical services, and other value-added activities related to our imagery, data and technology. This revenue is recognized as the services are rendered, on a proportional performance basis for fixed price contracts or ratably over the contract term for subscription professional services and analytics contracts. Training revenue is recognized as the services are performed.

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

Results of Operations

Three months ended July 31, 2026 compared to three months ended July 31, 2025

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Three Months Ended July 31,		$	%
(in thousands, except percentages)	2026	2025	Change	Change
Revenue	$116,052	$73,386	$42,666	58%
Cost of revenue	50,420	31,118	19,302	62%
Gross profit	65,632	42,268	23,364	55%
Operating expenses
Research and development	35,156	24,155	11,001	46%
Sales and marketing	21,498	17,574	3,924	22%
General and administrative	22,487	18,499	3,988	22%
Total operating expenses	79,141	60,228	18,913	31%
Loss from operations	(13,509)	(17,960)	4,451	(25)%
Interest income	6,433	2,172	4,261	196%
Interest expense	(1,439)	(317)	(1,122)	354%
Change in fair value of warrant liabilities	—	(5,679)	5,679	(100)%
Other income (expense), net	(105)	(311)	206	(66)%
Total other income (expense), net	4,889	(4,135)	9,024	(218)%
Loss before provision for income taxes	(8,620)	(22,095)	13,475	(61)%
Provision for income taxes	733	497	236	47%
Net loss	$(9,353)	$(22,592)	$13,239	(59)%

Revenue

Revenue increased $42.7 million, or 58%, to $116.1 million for the three months ended July 31, 2026 from $73.4 million for the three months ended July 31, 2025. The increase was primarily driven by a $39.1 million increase in the defense and intelligence vertical. The increase was primarily due to large contract expansions with existing customers and partially due to the delivery of satellite hardware, for which revenue was recognized at a point-in-time when control transferred.

Cost of Revenue

Cost of revenue increased $19.3 million, or 62%, to $50.4 million for the three months ended July 31, 2026, from $31.1 million for the three months ended July 31, 2025. The increase was primarily due to a $9.2 million increase in spacecraft costs and a $2.0 million increase in ground station expenses, both of which were related to fulfilling our satellite services contract performance obligations. The increase was also partially due to a $4.7 million increase in costs paid to solution partners and subcontractors, primarily related to our data solutions offerings, and a $2.1 million increase in hosting costs.

Research and Development

Research and development expenses increased $11.0 million, or 46%, to $35.2 million for the three months ended July 31, 2026, from $24.2 million for the three months ended July 31, 2025. The increase was primarily due to a $5.8 million increase in employee-related costs, primarily due to increased headcount. The increase was also partially due to a $3.7 million increase in spacecraft hardware costs for research and development activities, a $1.7 million increase in stock-based compensation expense, and a $1.0 million increase in hosting costs. These increases were partially offset by a $3.0 million increase in funding recognized for our research and development arrangements.

Sales and Marketing

Sales and marketing expenses increased $3.9 million, or 22%, to $21.5 million, for the three months ended July 31, 2026, from $17.6 million for the three months ended July 31, 2025. The increase was primarily due to a $2.4 million increase in employee-related costs, primarily due to increased headcount. The increase was also partially due to a $1.1 million increase in marketing expenses.

General and Administrative

General and administrative expenses increased $4.0 million, or 22%, to $22.5 million for the three months ended July 31, 2026, from $18.5 million for the three months ended July 31, 2025. The increase was primarily due to a $1.7 million increase in employee-related costs, primarily due to increased headcount. The increase was also partially due to a $1.1 million increase in stock-based compensation expense.

Interest Income

Interest income increased $4.3 million to $6.4 million for the three months ended July 31, 2026, from $2.2 million for the three months ended July 31, 2025. The increase was primarily due to an increase in our cash equivalent and short-term investment balances.

Interest Expense

Interest expense increased $1.1 million to $1.4 million for the three months ended July 31, 2026, from $0.3 million for the three months ended July 31, 2025. The increase was primarily due to amortization of deferred debt discount and issuance costs and interest incurred on our 2030 Notes.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the three months ended July 31, 2025 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock and the impact of time decay as the time to expiration approaches. There was no change in fair value of warrant liabilities for the three months ended July 31, 2026 as there were no public or private placement warrants outstanding during the period.

Other Income (Expense), net

Other income (expense), net for the three months ended July 31, 2026 and 2025, primarily reflects realized and unrealized foreign currency exchange gains and losses.

Provision for Income Taxes

Provision for income taxes was $0.7 million for the three months ended July 31, 2026 and was $0.5 million for the three months ended July 31, 2025. For the three months ended July 31, 2026 and 2025, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the three months ended July 31, 2026 and 2025 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

Six months ended July 31, 2026 compared to six months ended July 31, 2025

The following table sets forth a summary of our consolidated results of operations for the interim periods indicated and the changes between such periods.

	Six Months Ended July 31,		$	%
(in thousands, except percentages)	2026	2025	Change	Change
Revenue	$210,202	$139,651	$70,551	51%
Cost of revenue	94,169	60,780	33,389	55%
Gross profit	116,033	78,871	37,162	47%
Operating expenses
Research and development	68,576	47,229	21,347	45%
Sales and marketing	44,280	33,888	10,392	31%
General and administrative	51,574	38,485	13,089	34%
Total operating expenses	164,430	119,602	44,828	37%
Loss from operations	(48,397)	(40,731)	(7,666)	19%
Interest income	11,586	4,056	7,530	186%
Interest expense	(2,885)	(816)	(2,069)	254%
Change in fair value of warrant liabilities	(106,474)	4,708	(111,182)	(2362)%
Other income (expense), net	(311)	(1,012)	701	(69)%
Total other income (expense), net	(98,084)	6,936	(105,020)	(1514)%
Loss before provision for income taxes	(146,481)	(33,795)	(112,686)	333%
Provision for income taxes	1,744	1,425	319	22%
Net loss	$(148,225)	$(35,220)	$(113,005)	321%

Revenue

Revenue increased $70.6 million, or 51%, to $210.2 million for the six months ended July 31, 2026 from $139.7 million for the six months ended July 31, 2025. The increase was primarily driven by a $63.8 million increase in the defense and intelligence vertical. The increase was primarily due to large contract expansions with existing customers and partially due to the delivery of satellite hardware, for which revenue was recognized at a point-in-time when control transferred.

Cost of Revenue

Cost of revenue increased $33.4 million, or 55%, to $94.2 million, for the six months ended July 31, 2026, from $60.8 million for the six months ended July 31, 2025. The increase was primarily due to a $11.8 million increase in spacecraft costs and a $4.0 million increase in ground station expenses, both of which were related to fulfilling our satellite services contract performance obligations. The increase was also partially due to a $10.5 million increase in costs paid to solution partners and subcontractors, primarily related to our data solutions offerings, a $3.3 million increase in hosting costs, and a $2.9 million increase in employee-related costs.

Research and Development

Research and development expenses increased $21.3 million, or 45%, to $68.6 million for the six months ended July 31, 2026, from $47.2 million for the six months ended July 31, 2025. The increase was primarily due to a $12.0 million increase in employee-related costs, primarily due to increased headcount. The increase was also partially due to a $5.2 million increase in spacecraft hardware costs for research and development activities, a $3.3 million increase in stock-based compensation expense, and a $1.2 million increase in hosting costs. These increases were partially offset by a $3.3 million increase in funding recognized for our research and development arrangements.

Sales and Marketing

Sales and marketing expenses increased $10.4 million, or 31%, to $44.3 million, for the six months ended July 31, 2026, from $33.9 million for the six months ended July 31, 2025. The increase was primarily due to a $5.4 million increase in employee-related costs, primarily due to increased headcount. The increase was also partially due to a $2.0 million increase in stock-based compensation expense, a $1.6 million increase in marketing costs, and a $0.8 million increase in professional and consulting costs.

General and Administrative

General and administrative expenses increased $13.1 million, or 34%, to $51.6 million for the six months ended July 31, 2026, from $38.5 million for the six months ended July 31, 2025. The increase was primarily due to a $6.2 million increase in legal expenses, which was primarily due to litigation contingency expenses. The increase was also partially due to a $3.4 million increase in employee-related costs, primarily due to increased headcount, and a $2.0 million increase in stock-based compensation expense.

Interest Income

Interest income increased $7.5 million, to $11.6 million for the six months ended July 31, 2026, from $4.1 million for the six months ended July 31, 2025. The increase was primarily due to an increase in our cash equivalent and short-term investment balances.

Interest Expense

Interest expense increased $2.1 million, to $2.9 million for the six months ended July 31, 2026, from $0.8 million for the six months ended July 31, 2025. The increase was primarily due to amortization of deferred debt discount and issuance costs and interest incurred on our 2030 Notes.

Change in Fair Value of Warrant Liabilities

The change in fair value of warrant liabilities for the six months ended July 31, 2026 and 2025 represents the change in fair value of the public and private placement warrants, which primarily fluctuates based on the change in trading price of our Class A common stock and the impact of time decay as the time to expiration approaches.

Other Income (Expense), net

Other expense, net for the six months ended July 31, 2026 and 2025, primarily reflects realized and unrealized foreign currency exchange gains and losses.

Provision for Income Taxes

Provision for income taxes was $1.7 million and $1.4 million for the six months ended July 31, 2026 and 2025, respectively. For the six months ended July 31, 2026 and 2025, the income tax expense was primarily driven by the current tax on foreign earnings. The effective tax rate for the six months ended July 31, 2026 and 2025 differed from the federal statutory tax rate primarily due to the valuation allowance on the majority of our U.S. and foreign deferred tax assets and foreign rate differences.

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

An increasing and meaningful portion of our revenue is generated from contracts with the U.S. government and other government customers. Cancellation provisions, such as termination for convenience clauses, are common in contracts with the U.S. government and certain other government customers. We present Backlog because the portion of our customer contracts with such cancellation provisions represents a meaningful amount of our expected future revenue. Management uses backlog to more effectively forecast our future business and results, which supports decisions around capital allocation. It also helps us identify future growth or operating trends that may not otherwise be apparent. We also believe Backlog is useful for investors in forecasting our future results and understanding the growth of our business. Customer cancellation provisions relating to termination for convenience clauses and funding appropriation requirements are outside of our control, and as a result, we may fail to realize the full value of such contracts.

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

Non-GAAP Gross Profit and Non-GAAP Gross Margin

The table below reconciles Non-GAAP Gross Profit and Non-GAAP Gross Margin to Gross Profit and Gross Margin (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except percentages)	2026	2025	2026	2025
Gross Profit	$65,632	$42,268	$116,033	$78,871
Stock-based compensation	1,869	1,872	3,673	3,413
Amortization of acquired intangible assets	815	708	1,635	1,399
Restructuring costs	—	—	—	15
Employer payroll taxes related to earnout share vesting	—	—	(57)	—
Non-GAAP Gross Profit	$68,316	$44,848	$121,284	$83,698
Gross Margin	57%	58%	55%	56%
Non-GAAP Gross Margin	59%	61%	58%	60%

Adjusted EBITDA

The table below reconciles Adjusted EBITDA to net loss (the most directly comparable U.S. GAAP measure), for the periods indicated:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2026	2025	2026	2025
Net loss	$(9,353)	$(22,592)	$(148,225)	$(35,220)
Interest income	(6,433)	(2,172)	(11,586)	(4,056)
Interest expense	1,439	317	2,885	816
Income tax provision	733	497	1,744	1,425
Depreciation and amortization	10,788	10,622	21,977	21,704
Change in fair value of warrant liabilities	—	5,679	106,474	(4,708)
Stock-based compensation	17,060	13,456	33,521	25,998
Restructuring costs	—	—	—	20
Certain litigation expenses (1)	(411)	288	5,800	615
Employer payroll taxes related to earnout share vesting	—	—	(6)	—
Other (income) expense, net	105	311	311	1,012
Adjusted EBITDA	$13,928	$6,406	$12,895	$7,606

(1) Expenses relating to non-ordinary course legal matters. Refer to Note 8 “Commitments and Contingencies” to our condensed consolidated financial statements in Item 1 of this Form 10-Q.

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
•
Adjusted EBITDA does not reflect certain litigation expenses, consisting of legal fees and contingency accruals for certain proceedings, which reduce cash available to us;
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

Backlog

The table below reconciles Backlog to remaining performance obligations for the periods indicated:

(in thousands)	July 31, 2026	January 31, 2026
Remaining performance obligations	$753,117	$852,435
Cancelable amount of contract value	61,746	47,992
Backlog	$814,863	$900,427

For remaining performance obligations as of July 31, 2026, the Company expects to recognize approximately 46% within the next 12 months, approximately 68% within the next 24 months, and the remainder thereafter. For Backlog as of July 31, 2026, the Company expects to recognize approximately 50% within the next 12 months, approximately 70% within the next 24 months, and the remainder thereafter.

Liquidity and Capital Resources

Since inception, we have incurred net losses. We recorded positive net cash flows from operations for the three and six months ended July 31, 2026. Our operations have historically been primarily funded by the net proceeds from the sale of our debt and equity securities, borrowings under credit facilities, net proceeds received from our ATM Equity Offering, as well as cash received from our customers.

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

In June 2026, we entered into the June 2026 Equity Distribution Agreement with the Sales Agents, the Forward Purchasers, and the Forward Sellers, pursuant to which we may offer and sell from time to time up to $1,500.0 million in aggregate offering price of shares of our Class A common stock. Sales of the shares under the June 2026 Equity Distribution Agreement may be made through or to the Sales Agents, acting as our agents or principal, or pursuant to Range Forward Sale Agreements entered into with the Forward Purchasers under separate forward sale confirmations, with the Forward Sellers acting as sales agents for the relevant Forward Purchasers. For the three months ended July 31, 2026, we sold 3,782,460 shares of Class A common stock under the ATM Equity Offering for aggregate gross proceeds of $122.4 million, before deducting sales agent commissions and other offering costs of $1.6 million. We have not entered into any Range Forward Sale Agreements as of July 31, 2026. Refer to Note 10 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the June 2026 Equity Distribution Agreement.

As of July 31, 2026 and January 31, 2026, we had $415.1 million and $229.4 million, respectively, in cash and cash equivalents. Additionally, as of July 31, 2026 and January 31, 2026, we had short-term investments of $450.3 million and $410.6 million, respectively, which are highly liquid in nature and available for current operations. We believe our anticipated operating cash flows together with our cash on hand provide us with the ability to meet our obligations as they become due during the next 12 months.

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

As of July 31, 2026, our principal contractual obligations and commitments include lease obligations for real estate and ground stations, convertible note repayment requirements, and minimum purchase commitments for hosting services from Google, LLC. Refer to Notes 6, 8, 10, and 11 to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding these cash requirements.

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

	Six Months Ended July 31,
(in thousands)	2026	2025
Net cash provided by (used in)
Operating activities	$68,388	$85,120
Investing activities	$(87,003)	$(17,698)
Financing activities	$209,005	$(10,163)

Net cash provided by operating activities

Net cash provided by operating activities for the six months ended July 31, 2026 primarily consisted of the net loss of $148.2 million, adjusted for non-cash items and changes in operating assets and liabilities. Non-cash items primarily included a change in fair value of warrant liabilities of $106.5 million, stock-based compensation expense of $33.5 million, and depreciation and amortization expense of $22.0 million. The net change in operating assets and liabilities primarily consisted of a $47.1 million increase in deferred revenue and a $23.9 million decrease in accounts receivable, which was partially offset by a $11.5 million increase in prepaid expenses and other assets.

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

Net cash used in investing activities

Net cash used in investing activities for the six months ended July 31, 2026 primarily consisted of purchases of available-for-sale securities of $208.5 million and purchases of property and equipment of $44.7 million, which were partially offset by maturities of available-for-sale securities of $113.0 million and sales of available-for-sale securities of $56.5 million.

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

Net cash provided by (used in) financing activities

Net cash provided by financing activities for the six months ended July 31, 2026 primarily consisted of proceeds from ATM equity offerings of $122.4 million and proceeds from the exercise of warrants of $107.8 million, which were partially offset by payments for withholding taxes related to the net share settlement of equity awards of $26.0 million.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of our unaudited condensed consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. The accounting policies that have been identified as critical to our business operations and to understanding the results of our operations pertain to revenue recognition, and property and equipment and long-lived assets. The application of each of these critical accounting policies and estimates is discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2026 Form 10-K.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of July 31, 2026 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We generated net losses of $9.4 million and $22.6 million for the three months ended July 31, 2026 and 2025, respectively. As of July 31, 2026, we had an accumulated deficit of $1,598.1 million. Although we have seen revenue growth in recent periods, we have not achieved profitability and we may not realize sufficient revenue to achieve or maintain profitability in future periods. If we are unable to achieve and maintain profitability on a GAAP basis, the value of our business may significantly decrease. Our efforts to grow our business may cost more than we expect, or the rate of our growth may be slower than we expect, and we may not be able to increase our revenue enough to offset our increased operating expenses. Further, in future periods, our revenue growth could slow or decline for a number of reasons, including slowing demand for our offerings, increased competition from new market entrants and alternative data sources, changes to technology or regulation, a decrease in the growth of our overall market, slower than expected revenue recognition from our satellite services contracts, or our failure, for any reason, to continue to take advantage of growth opportunities.

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

Delays in launching satellites are common and can result from satellite manufacturing delays, unavailability of reliable launch opportunities with suppliers, launch supplier schedule delays, delays in obtaining required regulatory approvals and launch failures. If we do not meet our satellite manufacturing schedules, a launch opportunity may not be available at the time the satellites are ready to be launched. We also share launches with other satellite manufacturers who may cause launch delays that are outside of our control. There are a limited number of operational launch suppliers and increasing demand for launch slots, which may heighten the foregoing risks to the extent any of such launch suppliers changes their terms or otherwise experiences capacity constraints. In addition, launch vehicles or satellite deployment mechanisms may fail, which could result in the destruction of any satellites we have in such launch vehicle or an inability for the satellites to perform their intended mission. Launch failures also result in significant delays in the deployment of satellites because of the need to manufacture replacement satellites, which can take up to six months or longer, and to obtain another launch opportunity, and may impact the timing of future launches. If we are required to replace a satellite that was damaged during launch, we may bear some or all of the costs of manufacturing replacement satellites, which could result in lost revenue and contractual penalties. Further, the cost of satellite launches, launch insurance rates and launch-related services may significantly increase in the future, which could make it much more costly, potentially prohibitively more costly, for us to launch and deploy our satellites. Any launch failure, underperformance, delay, or increase in the cost of satellite launches or related services, could have a material and adverse effect on our results of operations, business prospects and financial condition.

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

We operate an extensive ground infrastructure, including over a dozen ground stations maintained by third parties. These ground stations are used for controlling our satellites and our customers’ satellites and downloading imagery to eventually be provided to our customers. We may experience a partial or total loss of one or more of these facilities due to natural disasters (tornado, earthquake, flood, hurricane or other natural events), fire, acts of war or terrorism or other catastrophic events. A failure at any of these facilities could cause a significant loss of service for our customers. Additionally, we may experience a failure in the necessary equipment at our satellite control center, at any relevant back-up facility, or in the communication links between these facilities and remote teleport facilities. A failure or operator error affecting tracking, telemetry and control operations might lead to a breakdown in the ability to communicate with one or more satellites or cause the transmission of incorrect instructions to the affected satellites, which could lead to a temporary or permanent degradation in satellite performance or to the loss of one or more satellites. Intentional or non-intentional electromagnetic or radio frequency interference or cybersecurity attacks, including by nation-state actors or their agents, could result in a failure of our ability to deliver our services to our customers. We have experienced a variety of these equipment and communications failures from time to time, resulting in impacted services. A failure at any of our facilities or in the communications links between our facilities or interference with our satellite signal could cause our revenue to decline materially and could adversely affect our ability to market our services and harm our business, prospects, financial condition and results of operations.

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

Disruptions in U.S. government operations and funding could have a material and adverse effect on our revenue, earnings and cash flows and otherwise adversely affect our financial condition.

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

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue and accounts receivable.

Significant portions of our revenue and accounts receivable are concentrated with a limited number of customers. For the three months ended July 31, 2026, three customers accounted for 17%, 11%, and 10% of revenue. As of July 31, 2026, two customers accounted for 25% and 11% of accounts receivable. Further, accounts receivable are typically unsecured and are thus subject to the increased risk of us being unable to collect on overdue amounts.

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
•
the size and nature of some of our contracts can make estimation of total revenue and costs at completion complicated and subject to many variables
•
the financial condition and creditworthiness of our customers, including greater unpredictability in our customers’ willingness or ability to timely pay for subscriptions to our platform as a result of the geopolitical tensions, inflation or high interest rates;
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

As part of our business strategy, we may make investments in complementary companies, products or technologies, and these acquisitions could pose challenges or risks. In this regard, we have made strategic acquisitions and asset purchases, including the acquisitions of the BlackBridge group of companies in September 2015, the Terra Bella business from Google in April 2017, Boundless Spatial in March 2019, VanderSat in December 2021, Salo Sciences in January 2023, and Sinergise in August 2023, and the asset purchase from Bedrock in November 2025. We do not know if we will be able to complete any future acquisitions or successfully integrate any acquired business, operate it profitably or retain its key employees, customers, partners or vendors. Integrating any newly acquired business, product or technology could be expensive and time-consuming, could disrupt our ongoing business and financial performance, and could distract our management. If we fail to successfully integrate the assets, technologies and employees from any acquired business, our revenue and operating results could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. Further, any debt we incur to complete an acquisition could result in increased fixed obligations and include certain covenants that could impede our ability to manage our operations. Alternatively, if we use equity to finance any acquisitions, it could dilute our current stockholders. We may become liable for certain unforeseen pre-acquisition liabilities of an acquired business, including, but not limited to, successor liability for actions or noncompliance of an acquired business prior to such acquisition.

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

If we use open source software, models, or data inconsistent with our policies and procedures or the license terms applicable to such open source materials, we could be subject to demands to release portions of our source code, legal expenses, damages, or costly remediation or disruption to our business.

We use open source software, data, and models ("Open Source Materials") in our platform. From time to time, companies that use Open Source Materials have faced claims challenging the use of such Open Source Materials and their compliance with the terms of the applicable open source license. We may be subject to suits by parties claiming ownership of what we believe to be Open Source Materials or claiming non-compliance with the applicable open source licensing terms. Additionally, while we have policies and procedures in place designed to govern our use of Open Source Materials, there is a risk that we may incorporate Open Source Materials with onerous licensing terms, including the obligation to make our source code available for others to use or modify without compensation to us, or inadvertently use Open Source Materials in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. If we receive an allegation that we have violated an open source license, we may incur significant legal expenses, be subject to damages, be required to redesign our product to remove the Open Source Materials or publicly release certain portions of our proprietary source code, or be required to comply with onerous license restrictions, all of which could have a material impact on our business. Even in the absence of a claim, if we discover the use of open source software inconsistent with our policies, we could expend significant time and resources to replace the Open Source Materials or obtain a commercial license, if available. All of these risks are heightened by the fact that the ownership of Open Source Materials can be uncertain, leading to litigation, and many of the licenses applicable to Open Source Materials have not been interpreted by courts, and these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. Any use of Open Source Materials inconsistent with our policies or licensing terms could harm our business and financial position.

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

The availability and cost to us of external financing depend on a number of factors, including our financial performance and general market conditions, including any impact of national or global health concerns, inflation or high interest rates, bank and financial institution stability or other global events that may have an effect on general market conditions or the capital markets specifically. Declines in our expected future revenue under contracts with customers and challenging business conditions faced by our customers are among the other factors that may adversely affect our credit and access to the capital markets. Other factors that could impact the availability and cost to us of external financing include the amount of debt in our current or future capital structure, activities associated with strategic initiatives, the health of our satellites, the success or failure of our planned launches, our expected future cash flows and the capital expenditures required to execute our business strategy. The overall impact on our financial condition of any transaction that we pursue may be negative or may be negatively perceived by potential lenders and may result in less access to the capital markets. Long-term disruptions in the capital or credit markets as a result of uncertainty or recession, changing or increased regulation or failures of significant financial institutions could adversely affect our access to capital. A deterioration in our financial performance or general market conditions could limit our ability to obtain financing or could result in any such financing being available only at greater cost or on more restrictive terms than might otherwise be available and, in either case, could result in our deferring or reducing capital expenditures including on new or replacement satellites. In addition, sustained or increased economic weaknesses or pressures or new economic conditions may limit our ability to generate sufficient internal cash to fund investments, capital expenditures, acquisitions and other strategic transactions and/or the development, design, acquisition and construction of new satellites. We cannot predict with any certainty whether or not we will be impacted by economic conditions. As a result, these conditions make it difficult for us to accurately forecast and plan future business activities because we may not have access to funding sources necessary for us to pursue organic and strategic business development opportunities.

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

Due to the size and nature of some of our contracts, especially our large-scale satellite services contracts, the estimation of total revenue, timing of revenue recognition, and cost at completion is complicated and subject to many variables. Assumptions have to be made regarding the length of time to complete the contract or program because costs also include expected increases in wages and employee benefits, material prices and allocated fixed costs. Because of the significance of the judgments and estimation processes described above, materially different revenue and profit amounts could be recorded if we used different assumptions, revised our estimates, or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect future period financial performance.

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

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including employment and labor, licensing, export, import, sanctions, anti-bribery/anti-corruption, tax, privacy and data security, health and safety, communications, and environmental matters. Laws and regulations at the foreign, federal, state and local levels frequently change, especially in relation to new and emerging industries, and we cannot always reasonably estimate the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. In particular, our industry is highly regulated due to the sensitive nature of satellite technology as well as related analytics products, solutions, and services offered to government customers. The laws and regulations, and interpretations thereof, governing our business and operations, including the collection and distribution of satellite imagery and associated analytics and services, are likely to change in the future. Additionally, there are certain environmental risks involved in the operation of our ground stations, manufacturing of our satellites and potential for orbital debris. To the extent that governments impose restrictions or additional regulations, or new interpretations or applications of existing laws, to address regulation of satellite technology, sale of satellite hardware and managed operations services, distribution of satellite imagery or analytics products/solutions, services, or any environmental concerns regarding our business activities, we may be required to alter our business operations to comply with such changes. Our ability to sell our offerings on a global basis may also be reduced or restricted due to increased U.S., E.U. or other government regulations or other government actions or unpredictable application of existing laws and regulations to novel offerings. This risk is heightened by the geopolitical relevance of our data, which can shed light on sensitive operations around the globe, as well as the sensitive nature of our customer base, which include various government agencies. Moreover, we may face lawsuits or incur liability as a result of the imagery and/or analytics/insights/services we make available through our offerings. In any of these cases, our business and operating results may be materially and adversely affected.

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

Export Approvals. Planet’s satellite and ground station hardware, software, and related technology is controlled for export. Any export of hardware or software, and the provision of services and related technology, including outside of the United States or to non-U.S. persons (wherever located), may be subject to U.S. export control laws and regulations including the U.S. International Traffic in Arms Regulations (“ITAR”) and the U.S. Export Administration Regulations (“EAR”), and the export control regulations of other jurisdictions from which we operate and export commodities, software, technologies, or services.

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

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. William Marshall and Robert Schingler, Jr. (the “Planet Founders”) hold all of the issued and outstanding shares of our Class B common stock. Accordingly, the Planet Founders hold approximately 62% of the voting power of our capital stock and are able to control matters submitted to our stockholders for approval, including the election of directors, many amendments of our organizational documents and many transactions involving a merger, consolidation, sale of all or substantially all of our assets or other major corporate transaction. The Planet Founders may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of Planet, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of Planet, and might ultimately affect the market price of shares of our Class A common stock.

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

Sales of shares of our Class A common stock under our at-the-market equity offering program have caused, and may continue to cause, dilution to our stockholders, and could adversely affect the market price of our Class A common stock.

On June 5, 2026, we entered into the June 2026 Equity Distribution Agreement with the Sales Agents, the Forward Purchasers and the Forward Sellers, pursuant to which we may offer and sell shares of our Class A common stock having an aggregate offering price of up to $1.5 billion from time to time through or to the Sales Agents, acting as our agents or as principals, or through the Forward Sellers in connection with any Range Forward Transaction we may enter into with a Forward Purchaser. For the three months ended July 31, 2026, the Company sold 3,782,460 shares of Class A common stock for aggregate gross proceeds of $122.4 million, before deducting sales agent commissions and other offering costs of $1.6 million (see Note 10).

We are not obligated to sell any additional shares under the June 2026 Equity Distribution Agreement, and the actual number of shares we sell in the future, if any, and the timing and prices of any such sales, will depend on a variety of factors, including market conditions and our capital needs. Because sales under this program, if any, are made in “at-the-market” offerings, investors who purchase shares at different times will likely pay different prices and may experience different levels of dilution. The issuance and sale of additional shares under this program, whether directly by us through the Sales Agents or through the settlement of any Range Forward Transaction, will dilute the ownership interests of our existing stockholders and could be dilutive to our earnings per share. In addition, the sale of shares under this program, or the perception that such sales could occur, may adversely affect the market price of our Class A common stock and could make it more difficult for us to raise additional capital through future offerings of equity or equity-linked securities on favorable terms, or at all.

If we enter into a Range Forward Transaction during the term of the June 2026 Equity Distribution Agreement, we will be subject to risks relating to hedging activities, settlement obligations, early termination rights and counterparty credit risk associated with that transaction.

The June 2026 Equity Distribution Agreement permits us to enter into Range Forward Transactions with the Forward Purchasers, under which the relevant Forward Purchaser will use commercially reasonable efforts to borrow, and through its affiliated Forward Seller sell, shares of our Class A common stock to hedge its position. This hedging activity could increase, decrease or have no effect on the market price of our Class A common stock. We expect that settlement of any Range Forward Transaction generally will occur on the settlement dates specified in the applicable Range Forward Sale Agreement. We also expect that any Range Forward Transaction will be physically settled by delivery of shares of our Class A common stock, delivery of which would result in dilution to our earnings per share and return on equity.

The relevant Forward Purchaser may also terminate a Range Forward Transaction early upon specified events and require us to unwind the transaction (or a portion thereof) by delivering shares or at our election, in certain cases and subject to certain conditions, paying cash. Any Range Forward Transaction will also terminate automatically upon certain bankruptcy or insolvency events involving us, in which case we would not receive the proceeds we otherwise expected from that transaction. We will also be subject to the risk that a Forward Purchaser defaults on, or is otherwise unable to perform, its obligations to us, including as a result of its own insolvency.

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

On September 12, 2025, we issued $460.0 million in aggregate principal amount of our 0.50% Convertible Senior Notes due 2030, which mature on October 15, 2030 (the “2030 Notes”). Prior to July 15, 2030, the 2030 Notes are convertible at the option of the holders only under certain conditions or upon the occurrence of certain events. As of July 31, 2026, the last reported sale price of our Class A common stock was more than or equal to 130% of the conversion price for at least 20 trading days in the period of 30 consecutive trading days. Consequently, the conditional conversion feature of the 2030 Notes was triggered. As a result, the 2030 Notes are convertible at the option of the holders during the fiscal quarter beginning August 1, 2026, and ending October 31, 2026. After July 15, 2030, holders may convert all or any portion of their 2030 Notes at their option at any time. If one or more holders elect to convert their 2030 Notes when eligible, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the 2030 Notes being converted.

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

10.1

Equity Distribution Agreement, dated as of June 5, 2026, by and among Planet Labs PBC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Barclays Capital Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., BofA Securities, Inc., Cantor Fitzgerald & Co., Citizens JMP Securities, LLC, Craig-Hallum Capital Group LLC, Needham & Company, LLC, Northland Securities, Inc., Wedbush Securities Inc., Clear Street LLC, JonesTrading Institutional Services, LLC, Goldman Sachs Bank USA and Citibank, N.A. (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on June 5, 2026)

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

Date: September 3, 2026

PLANET LABS PBC

By:	/s/ Ashley Johnson
Ashley Johnson
President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)